Form 10-Q
period 2011-09-30
MASCOT PROPERTIES, INC.
filed 2011-11-09
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-28629

MASCOT PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-0607116
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

7985 113th Street, Suite 220

Seminole, Florida 33772

(Address of principal executive offices and Zip Code)

(727) 393-7439

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of November 9, 2011, there were 104,208,000 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 1A. Risks Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. (Removed and Reserved)	15
Item 5. Other Information	15
Item 6. Exhibits	15

Signatures	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS

CURRENT ASSETS
	$78	$13
Cash
Total Current Assets	78	13

TOTAL ASSETS	$78	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$5,500	$5,500
Note Payable - Related Parties	30,775	18,550

Total Current Liabilities	36,275	24,050

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 104,208,000 and 104,208,000 shares issued and
oustanding at September 30, 2011 and June 30, 2011, respectively.	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(96,917)	(84,757)

Total Stockholders' Equity (Deficit)	(36,197)	(24,037)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$78	$13

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through September 30, 2011

(Unaudited)

			From Inception
	Three Months	Three Months	on July 22,
	Ended	Ended	2009 Through
	September 30,	September 30,	September 30,
	2011	2010	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party		500	38,600
Professional Fees	7,725	10	46,235
General and administrative	4,435		12,082

Total Operating Expenses	12,160	510	96,917

INCOME (LOSS) FROM OPERATIONS	(12,160)	(510)	(96,917)

INCOME (LOSS) BEFORE INCOME TAXES	(12,160)	(510)	(96,917)

Income tax expense	-	-	-

NET INCOME (LOSS)	$(12,160)	$(510)	$(96,917)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	104,208,000	104,208,000

The accompanying notes are an integral part of these financial statements

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	Three Months	Three Months	on July 22,
	Ended	Ended	2009 Through
	September 30,	September 30,	September 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net loss	$(12,160)	$(510)	$(96,917)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase (decrease) In Accounts payable
and accrued expenses		(1,740)	5,500

Net Cash Used in
Operating Activities	(12,160)	(2,250)	(91,417)

INVESTING ACTIVITIES

Net Cash Used in
Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from Notes Payable - Related
Parties	12,225	1,750	30,775
Common stock issued for cash			60,720

Net Cash Provided by
Financing Activities	12,225	1,750	91,495

NET INCREASE (DECREASE) IN CASH	65	(500)	78

CASH AT BEGINNING OF PERIOD	13	717	-

CASH AT END OF PERIOD	$78	$217	$78

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

(continued)

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through September 30, 2011

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The financial statements presented are those of Mascot Properties, Inc.  The Company was originally incorporated under the laws of the state of Nevada on July 22, 2009.  The Company has not commenced significant operations and, in accordance with ASC Topic 915, is considered a development stage company.  Mascot Properties, Inc. operates in the management of real estate properties, primarily related to student housing and services near universities.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  Our interim condensed financial statements should be read in conjunction with the financial statements from our June 30, 2011 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30th year end.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ending September 30, 2011, the Company recognized no sales revenue and incurred a net loss of $12,160.  As of September 30, 2011, the Company had an accumulated deficit of $96,917.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through September 30, 2011

3

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of September 30 2011, respectively:

•

Preferred Stock, $0.00001 par value, 20,000,000 shares authorized and 0 shares issued and outstanding.

•

Common Stock, $0.00001 par value, 250,000,000 shares authorized and 104,208,000 shares issued and outstanding.

COMMON STOCK

•

On July 22, 2009, the Company entered into an agreement with its founder, Mr. David Dreslin, for the sale of 80,000,000 shares of common stock at a price of $0.0000025 per share.  The Company realized $200 from this subscription.

•

On August 27, 2009, the Company entered into an agreement with two different investors for the sale of 24,000,000 shares of common stock at a price of $0.0025 per share.  The Company realized $60,000 from these subscriptions.

•

On June 30, 2010, the Company entered into an agreement for the sale of 208,000 shares at a price of $0.0025 per share to 38 different investors.  The Company realized $520 from these subscriptions.

•

The Company's board of directors authorized a four-for-one stock split effective on June 30, 2010.  Each shareholder of record on June 30, 2010 received three additional shares of common stock for each share held on that date.  All share and related information presented in these financial statements and accompanying footnotes reflect the increased number of shares resulting from this action.

4

RELATED PARTY TRANSACTIONS

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which he is compensated.  For the three months ending September 30, 2011, and the period from inception on July 22, 2009 through September 30, 2011 consultant fees paid were $-0- and $38,600.

Note Payable – Related Party

For the three months ended September 30, 2011 and the period from inception on July 22, 2009 through September 30, 2011, the Company received $12,225 and $18,550, respectively, as loans from related parties that provide consulting services to the Company for operating expenses.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through September 30, 2011

5

 COMMITMENTS AND CONTINGENCIES

Commitments

On April 1, 2011, the Company and its majority shareholder and President entered into an employment agreement. The agreement calls for an annual salary of $85,000 as well as benefits including vacation and health insurance.  The agreement includes a revenue milestone of $300,000 that must be reached before the payment or accrual of any salaries or benefits.  The agreement is not expected to have a material adverse effect on the Company’s financial condition.

6

SUBSEQUENT EVENTS

Management has evaluated all activity since September 30, 2011, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Mascot Properties, Inc. from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made.  These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Plan of Operations

The following plan of operations provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto.

We have commenced limited operations and we will require outside capital to implement our business plan.

All business functions will be coordinated and managed by our founder, Mr. David Dreslin, including marketing, finance and operations.  We intend to contract with outside professionals to facilitate services for the on-site management of properties and any real estate rehabilitation and maintenance services that may be required.  These services include total property management responsibilities for the care and upkeep of the property.  We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time.  The Company has no outside contracts, but we intend to contract with these professionals under normal industry terms, which may include lease fees of 2% to 5%, depending on the nature of the services.

Milestones

We will focus on evaluating our performance based on the following milestones during the next twelve months of operations as the Company emerges from the development stage:

a. Number of new real estate projects

The Company is in preliminary discussions with property owners to contract properties for management.  The Company hopes to have at least ten suitable properties under management over the next twelve months.

(i) The Company will initially look for distressed and under-managed projects in southwest Florida.  The southwest Florida multi-family residential property market has been hard hit by the recent economic downturn.  Properties in this marketplace are selling at an average of 33% below 2007 property values.  Foreclosed and bank repossessed real estate owned properties are at an even greater discount to the previous market highs.  We are currently in discussions with banks and developers of distressed condominium projects in this market and proposing to manage the properties to improve their cash flow.  These negotiations are on-going and subject to the Company securing management contracts under acceptable terms.

(ii) The Company is in preliminary discussions with property owners to contract properties for management.  The Company hopes to have at least ten suitable properties under management over the next twelve months.  The Company deems suitable properties as rental properties in good condition, which should be within three miles of a college campus and have at least 100 rental units.

(iii) The Company incurs nominal travel expenses associated with the search for properties since the southwest Florida region is nearby its home office.  The Company anticipates travel costs to be approximately $24,000 during the next twelve months.  The Company also plans to incur $15,000 in marketing expenses associated with the development of promotional materials and attendance at trade shows during the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, owns 77% of the Company and is the Company’s president and primary employee.  Mr. Dreslin has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.

While we have had preliminary discussions with property owners, we have not yet entered into any contracts or agreements to manage any properties.  There can be no assurance that we will be able to contract suitable properties for management or be able to negotiate property management contracts on favorable terms with the property owners.

b. Expense management

The Company plans to maintain minimal operating expenses, not to exceed $49,000, over the next twelve months related to travel and marketing expenses.

(i) The Company has a limited operating budget and has maintained tight expense controls.

(ii) Over the next twelve months, the Company anticipates its minimum need for additional funding is $39,000 to implement its business plans.  We anticipate operating expenses to be $24,000 prior to generating revenues.  These expenses are estimated at $2,000 per month primarily travel related cost associated with the search for properties to manage in southwest Florida.  The Company intends to contract at least ten suitable properties for management over the next twelve months.  The Company will also incur $15,000 in marketing expenses associated with the development of promotional materials and attendance at trade shows.  The Company will incur additional operating expenses once the Company generates revenues, which are tied to commissions paid to leasing agents and operating expenses associated with the upkeep of the properties.

The Company plans to hire on a commission-only basis at such time as the Company has signed property management contracts, so no additional expenses are created until revenues are generated.  There can be no assurance that we will be able to align ourselves with professionals for services on a commission-only basis.  Our founder and majority shareholder, Mr. David Dreslin has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional capital to carry out its business plan we may seek to raise additional capital.

c. Creating strategic alliance relationships

Establishing ten strategic alliance relationships over the next twelve months.

(i)  The Company defines a strategic alliance as a new relationship with outside professionals to facilitate services for the on-site management of properties and real estate rehabilitation and maintenance services that may be required. These services include total property management responsibilities for the care and upkeep of the property.  We will use independent contractors as leasing agents, as well as for janitorial services, lawn services and general maintenance services as required on-site from time to time.  The cost of seeking out these relationships is factored into the total existing estimated travel expense and marketing expenses of $39,000.  In no case should specific costs for establishing these relationships exceed $500 per month over the next twelve months.  As discussed above, our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional capital to carry out its business plan we may seek to raise additional capital.

(ii)  The Company has no contracts with outside vendors, but we intend to contract with these professionals under normal industry terms, which may include leasing fees in the 2% - 5% range depending on the nature of the services.

Our growth is driven by the number of new real estate projects that we evaluate and contract for management.   There is no assurance we will be able to secure such management contracts for properties or be able to lease-out such properties on a profitable basis.  Certain competitors may be willing to accept lower fees based on their overhead structure.   As a result, we may have difficulty attracting new properties to manage and tenants to utilize the properties.  There can also be no assurance that we will be able to align ourselves with professionals for services on a commission only basis.

d.  Marketing campaign

Participation in four industry trade shows, launch website and create a social media marketing campaign.

(i)  Our plan of operation includes launching a targeted marketing campaign focusing on property management and university housing trade show participation by attending four industry related trade shows, approximately one per quarter over the next twelve months.  We also intend to launch our website and establish media and social media promotions and public relations over the next twelve months.  This marketing is estimated to cost $15,000, in addition to our estimated minimum travel and operating expenses of $2,000 per month.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.   However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.

(ii)  We intend to support our marketing efforts through the development of high-quality marketing materials and an attractive and informative website, www.MascotUniversityHousing.com, that is currently live but remains under construction. There can be no assurance we will be successful in implementing our marketing campaign or that we will be able to provide our services at lower costs than other property managers.

There can also be no assurance that we will be able to align ourselves with professionals for services on a commission-only basis.  The development of an on-going marketing campaign will require the commitment of substantial resources.  If additional capital is not available on acceptable terms, we may not be able to implement our business development plans or continue our business operations.

Over the next twelve months we believe that we will have identified at least ten suitable properties to manage and lease-out in order to begin to generate revenues from our targeted marketing approach.  This refers to the minimum amount of time that we estimate will be required to generate revenues based on meetings with universities, banks and developers in the Florida property market.  Once a property is identified we will need to negotiate a management contract with the property owner.  Only after a property is identified and contracted can we begin managing the property for a fee from the property owners to generate revenues.  Fees from property owners are generally between 10% and 15% of gross monthly rents.  We have not entered into any contracts or agreements to manage any properties.  There can be no assurance that we will be able to identify suitable properties for management or be able to negotiate property management contracts on favorable terms with the property owners.

Our future will depend on our ability to identify suitable properties to manage and our ability to bring our services to the market place, which requires careful planning of providing a service that meets our customer’s standards without incurring unnecessary cost and expense.  Our operational results can be affected by our ability to introduce our services or to adjust pricing to try to gain a competitive advantage.  There can be no assurance we will be able to implement our property management services.  If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

Results of Operations

For the three months ended September 30, 2011, we had no revenue.  Expenses for the period totaled $12,160 resulting in a net loss of $12,160.  Expenses for the period consisted of $7,725 for professional fees and $4,435 for general and administrative expenses.

For the three months ended September 30, 2010, we had no revenue.  Expenses for the period totaled $510 resulting from consulting fee-related party of $500 and general and administrative expenses of $10.

For the period ended from inception on July 22, 2009 through September 30, 2011, we had no revenue.  Expenses for the period totaled $96,917 resulting in a net loss of $96,917.  Expenses for the period consisted of $38,600 for consulting fees –related party, $46,235 for professional fees and $12,082 for general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2011, we have $78 cash on hand compared to a cash balance of $13 at year end, June 30, 2011.  Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues.  We estimate the Company needs an additional $39,000 to implement its business plans, which includes marketing and operational expenses for the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.  However, future financing for real estate management operations may not be available to us on acceptable terms.  To raise equity will require the sale of stock and the debt financing will require institutional or private lenders.  We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.   Equity financing will result in a dilution to existing shareholders.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2011.

Item 4. (Removed and Reserved).

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification pursuant to 18 U.S.C. 1350 (Section 302 of the Sarbanes-Oxley Act of 2002)*

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCOT PROPERTIES, INC.

Dated: November 9, 2011	By:	/s/ David Dreslin
Name: David Dreslin
Title: Chief ExecutiveOfficer (Principal Executive Officer)