Form 10-Q/A
period 2011-09-30
MASCOT PROPERTIES, INC.
filed 2011-11-10
CIK 1520358

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT 1 TO

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities

Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities And Exchange Act of 1934 for the transaction period from

_________ to________

Commission File Number 000-28629

Mascot Properties, Inc.

(Exact name of Registrant in its charter)

Nevada	27-0607116
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

7985 113th Street, Suite 220 Seminole, Florida	33772
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (727) 393-7439

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

The number of outstanding shares of the registrant's common stock, November 10, 2011:  Common Stock – 104,208,000

Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended September 30, 2011 of the registrant, originally filed with the Securities and Exchange Commission on November 9, 2011 amends the original Form 10-Q in the manner described below.

Amendment 1 is being filed solely to attach the corrected XBRL exhibits.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2011

MASCOT PROPERTIES, INC.

By: /s/David Dreslin

David Dreslin

Chief Executive Officer,

Principal Financial Officer

Exhibits

    Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    101.INS**   XBRL Instance Document

    101.SCH**   XBRL Taxonomy Extension Schema Document

    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

All above mentioned exhibits filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3