Form 10-Q
period 2011-12-31
MASCOT PROPERTIES, INC.
filed 2012-02-06
CIK 1520358

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended December 31, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 333-174445

Mascot Properties, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	27-0607116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7985 113th Street, Suite 220 Seminole, Florida	33772
(Address of principal executive offices)	(Zip Code)

(727) 393-7439

 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

February 3, 2012:

Common Stock  -  104,208,000

MASCOT PROPERTIES, INC.

FORM 10-Q

For the quarterly period ended December 31, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS
	December 31,	June 30,
	2011	2011
CURRENT ASSETS
Cash	$89	$13
Total Current Assets	89	13

TOTAL ASSETS	$89	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$4,291	$5,500
Note Payable - Related Parties	34,775	18,550

Total Current Liabilities	39,066	24,050

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding.	-	-
Common stock, $0.00001 par value, 250,000,000 shares authorized, 104,208,000 and 104,208,000 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively.	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(99,697)	(84,757)

Total Stockholders' Equity (Deficit)	(38,977)	(24,037)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89	$13

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through December 31, 2011

(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	From Inception on July 22, 2009 Through December 31, 2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party		200		700	38,600
Professional Fees	1,875	1,750	9,600	1,760	48,110
General and administrative	904		5,340		12,987

Total Operating Expenses	2,779	1,950	14,940	2,460	99,697

INCOME (LOSS) FROM OPERATIONS	(2,779)	(1,950)	(14,940)	(2,460)	(99,697)

INCOME (LOSS) BEFORE INCOME TAXES	(2,779)	(1,950)	(14,940)	(2,460)	(99,697)

Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$(2,779)	$(1,950)	$(14,940)	$(2,460)	$(99,697)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,208,000	104,208,000	104,208,000	104,208,000

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From July 22, 2009 (Inception) through December 31, 2011

(Unaudited)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, July 22, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock on July 22, 2009 for cash at a price of $0.0000025 per share	-	-	80,000,000	800	(600)	-	200

Issuance of common stock on August 27, 2009 for cash at a price of $0.0025 per share	-	-	24,000,000	240	59,760	-	60,000

Issuance of common stock on June 30, 2010 for cash at a price of $0.0025 per share	-	-	208,000	2	518	-	520

Net Loss for the period from inception to June 30, 2010	-	-	-	-	-	(63,503)	(63,503)

Balance, June 30, 2010	-	$-	104,208,000	$1,042	$59,678	$(63,503)	$(2,783)

Net Loss for the period from July 1, 2010 to June 30, 2011	-	-	-	-	-	(21,254)	(21,254)

Balance, June 30, 2011	-	$-	104,208,000	$1,042	$59,678	$(84,757)	$(24,037)

Net Loss for the period from July 1, 2011 to December 31, 2011	-	-	-	-	-	(14,940)	(14,940)

Balance, December 31, 2011	-	$-	104,208,000	$1,042	$59,678	$(99,697)	$(38,977)

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010	From Inception on July 22, 2009 Through December 31, 2011

OPERATING ACTIVITIES

Net loss	$(14,940)	$(2,460)	$(99,697)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) In Accounts payable and accrued expenses	(1,209)	10	4,291
Net Cash Used in Operating Activities	(16,149)	(2,450)	(95,406)

INVESTING ACTIVITIES
Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related Parties	16,225	1,750	34,775
Common stock issued for cash	-	-	60,720

Net Cash Provided by Financing Activities	16,225	1,750	95,495

NET INCREASE (DECREASE) IN CASH	76	(700)	89
CASH AT BEGINNING OF PERIOD	13	717	-
CASH AT END OF PERIOD	$89	$17	$89

CASH FLOW INFORMATION
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through December 31, 2011

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying balance sheets and related statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

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

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through December 31, 2011

2.  GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ending December 31, 2011, the Company recognized no sales revenue and incurred a net loss of $14,940.  As of December 31, 2011, the Company had an accumulated deficit of $99,697.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of December 31 2011, respectively:

-

Preferred stock, $0.00001 par value, 20,000,000 shares authorized 0 shares issued and outstanding.

-

Common Stock, $0.00001 par value, 250,000,000 shares authorized 104,208,000 shares issued and outstanding.

COMMON STOCK

-

On July 22, 2009, the Company entered into an agreement with its founder, Mr. David Dreslin, for the sale of 80,000,000 shares of common stock at a price of $0.0000025 per share.  The Company realized $200 from this subscription.

-

On August 27, 2009, the Company entered into an agreement with two different investors for the sale of 24,000,000 shares of common stock at a price of $0.0025 per share.  The Company realized $60,000 from these subscriptions.

-

On June 30, 2010, the Company entered into an agreement for the sale of 208,000 shares at a price of $0.0025 per share to 38 different investors.  The Company realized $520 from these subscriptions.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through December 31, 2011

3.  STOCKHOLDERS’ EQUITY (continued)

-

The company's board of directors authorized a four-for-one stock split effective on June 30, 2010.  Each shareholder of record on June 30, 2010 received three additional shares of common stock for each share held on that date.  All share and related information presented in these financial statements and accompanying footnotes reflect the increased number of shares resulting from this action.

4.  RELATED PARTY TRANSACTIONS

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which they are compensated.  For the six months ending December 31, 2011, and the period from inception on July 22, 2009 through December 31, 2011 consultant fees paid were $-0- and $38,600.

Note Payable – Related Party

At December 31, 2011 and June 30, 2011, the Company owed $34,775 and $18,550, respectively, as loans from officers.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

5.  COMMITMENTS AND CONTINGENCIES

Commitments

On April 1, 2011, the Company and its majority shareholder and President entered into an employment agreement. The agreement calls for an annual salary of $85,000 as well as benefits including vacation and health insurance.  The agreement includes a revenue milestone of $300,000 that must be reached before the payment or accrual of any salaries or benefits.  As this milestone has not been reached no payment or accrual has been made.  The agreement is not expected to have a material adverse effect on the Company’s financial condition.

6.  SUBSEQUENT EVENTS

Management has evaluated all activity since December 31, 2011, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

(i)  Our plan of operation includes launching a targeted marketing campaign focusing on property management and university housing trade show participation by attending four industry related trade shows, approximately one per quarter over the next twelve months following the current public offering.  We also intend to launch our website and establish media and social media promotions and public relations during the twelve months following the current public offering.  This marketing is estimated to cost $15,000, in addition to our estimated minimum travel and operating expenses of $2,000 per month.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.

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

Our future will depend on our ability to identify suitable properties to manage and our ability to bring our services to the market place, which requires careful planning of providing a service that meets our customer’s standards without incurring unnecessary cost and expense.  Our operational results can be affected by our ability to introduce our services or to adjust pricing to try to gain a competitive advantage.  There can be no assurance we will be able to implement our property management services.  If we are unable to satisfy our cash requirements we may be unable to proceed with the current public offering and our plan of operations.

Results of Operations

For the three months ended December 31, 2011, we had no revenue.  Expenses for the period totaled $2,779 resulting in a net loss of $2,779.  Expenses for the period consisted of $1,875 for professional fees and $904 for general and administrative expenses.

For the three months ended December 31, 2010, we had no revenue.  Expenses for the period totaled $1,950 resulting from consulting fee-related party of $200 and professional fees of 1,750.

For the six months ended December 31, 2011, we had no revenue.  Expenses for the period totaled $14,940.  Expenses for the period consisted of $9,600 for professional fees and $5,340 for general and administrative expenses.

For the six months ended December 31, 2010, we had no revenue.  Expenses for the period totaled $2,460.  Expenses for the period consisted of related party consulting fees of $700 and professional fees of 1,760.

For the period ended from inception on July 22, 2009 through December 31, 2011, we had no revenue.  Expenses for the period totaled $99,697 resulting in a net loss of $99,697.  Expenses for the period consisted of $38,600 for consulting fees –related party, $48,110 for professional fees and $12,987 for general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2011, we have $89 cash on hand compared to a cash balance of $13 at year end, June 30, 2011.  Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues.  We estimate the Company needs an additional $39,000 to implement its business plans, which includes marketing and operational expenses for the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.  However, future financing for real estate management operations may not be available to us on acceptable terms.  To raise equity will require the sale of stock and the debt financing will require institutional or private lenders.  We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.   Equity financing will result in a dilution to existing shareholders.

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

Item 1.   Legal Proceedings

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

Item 1A.  Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2011, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3.   Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended December 31, 2011.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: February 3, 2012

MASCOT PROPERTIES, INC.

By:

/s/David Dreslin

David Dreslin

Chief Executive Officer

Principal Financial Officer