Form 10-Q/A
period 2011-12-31
MASCOT PROPERTIES, INC.
filed 2012-02-24
CIK 1520358

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

The number of outstanding shares of the registrant's common stock, February 24, 2012:  Common Stock – 104,208,000

Explanatory Note

This Amendment 1 to the Form 10-Q for the quarter ended December 31, 2011 of the registrant, originally filed with the Securities and Exchange Commission on February 6, 2012 amends the original Form 10-Q in the manner described below.

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

Dated: February 24, 2012

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