Form 10-Q
period 2012-03-31
MASCOT PROPERTIES, INC.
filed 2012-05-15
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

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

As of May 15, 2012, there were 104,208,000 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS
	March 31,	June 30,
	2012	2011
CURRENT ASSETS
	$404	$13
Cash
Total Current Assets	404	13

TOTAL ASSETS	$404	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$1,500	$5,500
Note Payable - Related Parties	40,775	18,550

Total Current Liabilities	42,275	24,050

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 104,208,000 and 104,208,000 shares issued and
outstanding at March 31, 2012 and June 30, 2011, respectively.	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(102,591)	(84,757)

Total Stockholders' Equity (Deficit)	(41,871)	(24,037)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$404	$13

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through March 31, 2012

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
REVENUES	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party
Professional Fees	1,500	1,250
General and administrative	1,395	650

Total Operating Expenses	2,895	1,900

INCOME (LOSS) FROM OPERATIONS	(2,895)	(1,900)

INCOME (LOSS) BEFORE INCOME TAXES	(2,895)	(1,900)

Income tax expense	-	-

NET INCOME (LOSS)	$(2,895)	$(1,900)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	104,208,000	104,208,000

(Continued on the next page)

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through March 31, 2012

(Unaudited)

(Continued from previous page)

			From Inception
	Nine Months	Nine Months	on July 22,
	Ended	Ended	2009 Through
	March 31,	March 31,	March 31,
	2012	2011	2012
REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party		700	38,600
Professional Fees	11,100	3,010	49,610
General and administrative	6,734	650	14,381

Total Operating Expenses	17,834	4,360	102,591

INCOME (LOSS) FROM OPERATIONS	(17,834)	(4,360)	(102,591)

INCOME (LOSS) BEFORE INCOME TAXES	(17,834)	(4,360)	(102,591)

Income tax expense	-	-	-

NET INCOME (LOSS)	$(17,834)	$(4,360)	$(102,591)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	104,208,000	104,208,000

The accompanying notes are an integral part of these financial statements

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	Nine Months	Nine Months	on July 22,
	Ended	Ended	2009 Through
	March 31,	March 31,	March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(17,834)	$(4,360)	$(102,591)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase (decrease) In Accounts payable
and accrued expenses	(4,000)	1,260	1,500

Net Cash Used in
Operating Activities	(21,834)	(3,100)	(101,091)

INVESTING ACTIVITIES
Net Cash Used in
Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related
Parties	22,225	2,400	40,775
Common stock issued for cash			60,720

Net Cash Provided by
Financing Activities	22,225	2,400	101,495

NET INCREASE (DECREASE) IN CASH	391	(700)	404

CASH AT BEGINNING OF PERIOD	13	717	-

CASH AT END OF PERIOD	$404	$17	$404

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through March 31, 2012

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ending March 31, 2012, the Company recognized no sales revenue and incurred a net loss of $17,834.  As of March 31, 2012, the Company had an accumulated deficit of $102,591.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through March 31, 2012

3

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of March 31, 2012, respectively:

•

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

4

RELATED PARTY TRANSACTIONS

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which they are compensated.  For the nine months ending March 31, 2012, and the period from inception on July 22, 2009 through March 31, 2012 consultant fees paid were $-0- and $38,600.

Note Payable – Related Party

At March 31, 2012 and June 30, 2011, the Company owed $40,775 and $18,550, respectively, as loans from officers.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through March 31, 2012

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

6

SUBSEQUENT EVENTS

Management has evaluated all activity since March 31, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from Inception (July 22, 2009) through March 31, 2012 we have not generated any revenue.

For the three months ended March 31, 2012, we paid professional fees of $1,500 and general and administrative expenses of $1,395, resulting in total operating expenses of $2,895 for the period.

For the three months ended March 31, 2011, we paid professional fees of $1,250 and general and administrative expenses of $650, resulting in total operating expenses of $1,900 for the period.

For the nine months ended March 31, 2012, we paid professional fees of $11,100 and general and administrative expenses of $6,734, resulting in total operating expenses of $17,834 for the period.

For the nine months ended March 31, 2011, we paid consulting fees to a related party of $700.  We paid professional fees of $3,010 and general and administrative expenses of $650.  As a result, we had total operating expenses of $4,360 for the period.

For the period from Inception (July 22, 2009) through March 31, 2012, we have paid consulting fees to a related party of $38,600, professional fees of $49,610, and general and administrative expenses of $14,381.  As a result, we had total operating expenses of $102,591 for the period.

Liquidity and Capital Resources

At March 31, 2012, we had total assets and cash on hand of $404.  For comparison, at June 30, 2011, we had total assets and cash on hand of $13.  Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues.  We estimate the Company needs an additional $39,000 to implement its business plans, which includes marketing and operational expenses for the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.  However, future financing for real estate management operations may not be available to us on acceptable terms.  To raise equity will require the sale of stock and the debt financing will require institutional or private lenders.  We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

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

MASCOT PROPERTIES, INC.

Dated: May 15, 2012	By:	/s/ David Dreslin
Name: David Dreslin
Title: Chief Executive Officer (Principal Financial Officer)