Form 10-K
period 2012-06-30
MASCOT PROPERTIES, INC.
filed 2012-09-24
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-28629

MASCOT PROPERTIES, INC.

(Exact name of registrant in its charter)

Nevada	27-0607116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

7985 113th Street, Suite 220

Seminole, Florida 33772

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (727) 393-7439

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.00001 par value common stock held by non-affiliates of the registrant was approximately $24,204.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 24, 2012 was 104,208,000 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

Mascot Properties, Inc.

Form 10-K

For the Fiscal Year Ended June 30, 2012

PART I

ITEM 1.   BUSINESS

Mascot Properties, Inc. (the “Company”) was incorporated in the State of Nevada on July 22, 2009.  Our principal business is the management of real estate properties, primarily related to student housing and services which include general property management and maintenance and activities coordination for residents.  We are seeking to manage properties that are near universities that suffer from a lack of on-campus housing and growing enrollment.

Both large and small universities suffer from student housing overcrowding problems.  For example, some of the largest universities in the country in terms of enrollment are located in Florida and can only guarantee on-campus accommodations for freshman while other students must enter a lottery or must seek off-campus housing.  Other smaller universities in the State of Florida have experienced overcrowding problems and are forced to put incoming freshman in hotels.  Our planned operations will include managing income producing residential real estate properties near fast growing universities that are incapable of accommodating all of their current and future students as enrollment continues to grow.  We do not currently manage any properties, but we are currently seeking properties to manage.   Our website which is currently live but remains under construction, is located at www.mascotproperties.com.

Our management is experienced in the real estate industry and has been involved in real estate development projects for over 7 years, including roles as developer and manager for multifamily developments, condominiums, and apartment buildings.  Currently, we are reliant on the experience of our Founder, President and management, Mr. David Dreslin.  Mr. Dreslin is a CPA with twenty six years of business experience, the past seven years of which he has been actively involved in numerous real estate projects as both principal and advisor.  Additionally, Mr. Dreslin has been a licensed real estate sales associate since June of 2006.  Mr. Dreslin was the managing member of 4 limited liability companies engaged in the acquisition and development of approximately $30,000,000 (as retail price) of single family homes, condominiums and multi-family housing.  Mr. Dreslin was involved in all aspects of the acquisition and development of various properties, including floor plan design, implementing sales staff as well as providing expertise in cost analysis regarding development and selling price in order to maximize member value. The Company believes that Mr. Dreslin’s experience will put the Company in a position to carry out its business plan while keeping its operating expenses low until such time as additional administrative staffing becomes necessary. The Company does intend to employ additional qualified employees or third-party vendors in the future, but only after it has secured contracts for the management of properties.  Property management employees will be employed on a commission only basis and will typically be paid a management fee between 2% and 5% of the gross monthly receipts of the property depending on specific requirements of each property.

Management will be charged with reviewing and recommending suitable projects for the Company consistent with its policies and objectives to maximize the return on properties it manages.  We intend to manage properties and lease them to students.  We will operate the properties as the property manager, which includes, but is not limited to, collecting rent, advertising, showing and leasing units in the buildings, coordinating with service professionals for maintenance and repairs, arranging promotional events for marketing, and creating activities for the residents.  Management’s goal is to work toward improving the properties’ cash flow through proper marketing.  We will find experienced property managers and make our properties “student friendly” with facility events, common areas for entertainment, activities and recreational facilities.  The Company has not identified any specific properties to manage but, we are targeting properties with occupancy rates in excess of 96%.

We draw on the experience of our management to provide research and economic and statistical data in connection with the Company’s activities.  According to statistical research on college enrollment by the Chronicle of Higher Education, 18.6 million students were enrolled in college in 2010, up from 18.4 million in 2009.  This rate is expected to grow steadily to 19.2 million by 2013, and 20 million by 2017.  Additionally, according to the Chronicle of Higher Education, research has shown that student housing tends to rent at a premium compared with conventional apartment communities.  For example, consider a four-bedroom apartment with four students paying $500 per month each.  That $2,000 monthly rent may be as much as 30% higher than the apartment norm for a particular geographic area.  Parents typically guarantee rents and pay higher security deposits to ensure safe housing with amenities that students can enjoy.  According to a study by Community Development Studies Market Research in 2009, 75% of incoming freshman live on-campus, the occupancy levels on-campus are 99%, but only 20% of the total student population lives on-campus.

Thus, the Company's management plans to search for opportunities to manage real estate properties near rapidly growing universities and colleges that suffer from a lack of on-campus housing, and obtain for the Company such services as may be required for property management.  These fast growing universities face increasing enrollment at a rate faster than new dormitories are being built.  We intend to capitalize on the inability of universities to meet expanding housing demands by looking for distressed real estate near such universities and working with the owners of these properties to convert their properties into student housing.  Universities that we have targeted include local colleges in the vicinity of our Company’s base of operations in Seminole Florida.  There are approximately 50 colleges and universities within a three hour drive of our principal offices.

We will continue to seek out opportunities to manage real estate properties and intend to enhance our capabilities by adding personnel or entering joint ventures with similar firms.  Once we identify suitable real estate projects for property management, we will work with the owners of the properties and the residential housing office of the nearby university to create favorable living environments for students.  Such property owners may include banks, investment funds, developers and individual owners; our management intends to utilize its contacts among these entities to facilitate such relationships.  The Company plans to attract residents through marketing and advertising on-campus, web and social media and local radio and newspaper.  We have no property management contracts at this time nor have we entered into any discussions with any such potential owners or to affiliate with any universities.

Our Operating Strategy

We seek opportunities to manage real estate properties where we believe we can achieve higher cash flows and capital appreciation for the owners as a result of our property management efforts and relations with universities’ student residential housing offices.  The Company currently has no official university relationships but has had some preliminary discussions with universities as part of our due diligence.  However, the Company has one college within two miles of its office, ten colleges or universities within a 25 mile radius including a major state university with more than 46,600 students, and approximately 50 colleges and universities within a three hour drive of its office and will look to establish relationships with many of these universities.  Our strategy for achieving our goals consists of the following elements:

·	Focusing our efforts in markets with fast growing universities that the we believe have favorable conditions to support growth in occupancy and rental rates for off-campus student housing, and

·	Utilizing management’s experience in property management and maintenance, as well as accounting and billing.

Our initial focus is on the southeastern and southwestern regions of the United States, particularly where we perceive there to be the potential to manage properties near fast growing universities whose enrollments exceed their capacity for on-campus housing.  We believe we can enhance the value of these properties through the execution of our strategy which entails establishing a relationship with the local college or university, hiring a strong local property manager, aggressive marketing of the property, and adding amenities and security to the facility to cater to student’s needs.  We intend to have leases and services that cater to students and will have professional on-site management and maintenance.  However, we will not limit our services to any particular individual geographic markets or submarkets.  Moreover, we will not restrict our services to certain locations in markets or submarkets, as we may find value-adding opportunities in large metropolitan areas, suburban submarkets, smaller cities or rural locations, near both public and private universities.

According to the 2010 National Multifamily Report by the national real estate valuation firm Marcus & Millichap, the cap rate (the metric for determining property value based on income and cash flow) for student housing increased 50 basis points in 2009, while the average price rose 5%.  According to the report, both measures outperformed those for traditional apartments.

Our Real Estate Management Criteria

We expect to manage properties within a three-mile radius of universities.  These are multifamily units that cater to students and can accommodate student housing offices’ demand for more student housing near the university campus.  We will attempt to identify those universities with enrollment growth opportunities and demand demographics that support potential long-term value appreciation for the owners of the properties.  We seek to identify and manage properties with the following characteristics:

·	Significant potential for increases in the number of students enrolled seeking housing near campuses, which drives student leases and the potential for increased rental rates;

·	Locations in markets currently in transition or recovery with favorable long-term enrollment and supply/demand demographics, which may allow for increased occupancy or rental rates;

·	Historic mismanagement or under-management;

·	Under-valued compared with other properties within their market; and

·	Barriers to additional or replacement projects.

Management of Properties

We plan to engage our own employees and third-party management companies as agents for on-site management of our properties depending on the geographic location.  Generally such agreements will provide for a management fee between 2% and 5% of the gross monthly receipts of each property and are for a term of one year, but can be terminated by either party upon thirty days written notice.  We currently have not entered into any discussions or contracts with any potential employees or third parties for on-site management of our properties.  These properties typically require a greater level of management and oversight than traditional multifamily projects, which involves a manager with a focus on student housing.  Typically, students often keep different hours and lead a different lifestyle than the general population or family oriented properties.

Thus, these properties require managers that are hands-on and sensitive to student needs and lifestyle.

Competition

We do not currently manage any properties and therefore the competition described below is a form of competition that may occur.

The real estate property management market is a highly competitive and highly fragmented industry.  We will be competing with a number of, property managers, owners and operators of real estate, many of which will own or manage properties similar to ours in the same markets in which our properties will be located and some of which have greater financial resources than we do. Competing properties may be newer or have more desirable locations than our properties.  If the market does not absorb foreclosed or newly constructed properties, market vacancies will increase and market rents may decline. In operating and managing properties, we will compete for tenants based on a number of factors, including location, rental rates, security, having amenities that meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed.  Potentially, as leases at properties we manage will expire, we may encounter significant competition to renew or re-let space in light of the large number of competing properties within the markets in which we operate. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space.

Current Operations

We have advanced our business plans through discussions with universities in the southeast and southwest United States to determine interest level in recommending off-campus housing to their expanding student population.  The company’s initial focus has been on identifying properties to manage near universities in the State of Florida, since this is within a close proximity to its principal office.  The Florida multifamily residential property market has been hard hit by the recent economic downturn. According to the Florida Real Estate Forecast properties in this marketplace are selling at an average of 33% below 2007 property values.  Foreclosed and bank repossessed real estate owned (REO) properties are at an even greater discount to the previous market highs.  We are currently in discussions with banks and developers of distressed projects in this market proposing to manage the properties near universities to improve their cash flow.  These negotiations are on-going and subject to the company securing management contracts under acceptable terms.

Employees

As of September 24, 2012, we have 1 full-time employee, and plan to employ additional qualified employees in the near future.

Employment Agreements

Effective April 1, 2011, the Company and Mr. Dreslin, our Chief Executive Officer, entered into a two (2) year employment agreement (the “Employment Agreement”). Mr. Dreslin shall not be entitled to any compensation, bonus payment or benefits until the Company has reached $300,000 in gross revenues (the “Revenue Milestone”).  Upon the Company reaching the Revenue Milestone, Mr. Dreslin shall be entitled to an annual salary of $85,000 (the “Base Salary”). He is responsible for overseeing all operations of the Company including but not limited to evaluation of business opportunities, and the Company’s substantive and financial reporting requirements of the Securities Exchange Act of 1934, as amended, Upon the Company reaching the Revenue Milestone, Mr. Dreslin shall also be entitled to all reasonable and customary fringe benefits, including, but not limited to, medical, dental, disability and life insurance, vacation and sick leave. The Company will reimburse of all his reasonable and necessary travel, entertainment or other related expenses incurred by him in carrying out his duties and responsibilities under the agreement.

In the event that Mr. Dreslin’s employment is terminated by the Company without cause including but not limited to an involuntary change in position or termination of Mr. Dreslin as a result of a material breach of this Agreement by the Company (any of the foregoing, an “Involuntary Termination”), Mr. Dreslin shall receive from the Company, through the effective date of the Involuntary Termination:  (i)  the Base Salary, including relevant cost of living adjustments; (ii) (a) compensation for all accrued, unexpired vacation time and (b) any applicable outstanding expense reimbursements; and (iii) an additional two weeks’ pay of Mr. Dreslin’s then current Base Salary.

Mr. Dreslin may elect, by written notice to the Company, to terminate his employment with continued pay through the Employment Agreement term if (i) the Company sells all of its assets, (ii) the Company merges with another business entity with a change in control, (iii) more than 50% of the outstanding stock is acquired by a third party, or (iv) the Company defaults in making payments required to Mr. Dreslin under this agreement. For two years following his resignation or termination, Mr. Dreslin will not work for or provide any services in any capacity to any competitor and will not solicit any of the Company’s customers or accounts.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal executive office is located at 7985 113th Street, Suite 220, Seminole, FL 33772, and our telephone number is (727) 393-7439.  Office space is provided by our Chief Executive Officer at no charge.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  There has been no trading market for Mascot Properties’ Common Stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

b)  Holders.  At September 24, 2012, there were approximately 40 shareholders of the Company.

c)  Dividends.  We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  None

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K and other reports filed by Mascot Properties, Inc. from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations.

For the year ended June 30, 2012, we had cash on hand of $81, and an accumulated deficit of $110,817.  Comparatively, for the year ended June 30, 2011, we had cash on hand of $13, and an accumulated deficit of $84,757.  The increase in the accumulated deficit is as a result of the continuing obligations as a reporting company.

For the year ended June 30, 2012, we had professional fees of $16,525 and general and administrative fees of $9,535, resulting in net loss of $26,060 for the year ended June 30, 2012.

For the year ended June 30, 2011, we had consulting fees – related party of $1,000, professional fees of $16,510, and general and administrative fees of $3,744.  As a result,

we had net loss of $21,254 for the year ended June 30, 2011.  The increase in the net loss between 2011 and 2012 is due to increased general and administrative expenses as a result of becoming a public company.

For the period from Inception (July 22, 2009) through June 30, 2012, we had consulting fees – related party of $38,600, professional fees of $55,035, and general and administrative expenses of $17,182.  As a result, we had net loss of $110,817 for the period from Inception (July 22, 2009) through June 30, 2012.

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

Revenue is recognized in accordance with the criteria established in the accounting literature regarding recognition of revenues, specifically, FASB Accounting Standards Codification topic 605, “Revenue Recognition”.  Revenues and related expenses from rendering property management services are recognized when services are completed and billed.  In some situations, we may receive advance payments from our customers.  The Company will defer revenue associated with these advance payments until it has completed the contracted services.

Property and Equipment

The Company does not own any property.

Recent Pronouncements

We have determined that all recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Mascot Properties, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Mascot Properties, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Mascot Properties, Inc. (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2012 and 2011, and from inception on July 22, 2009 through June 30, 2012. Mascot Properties, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mascot Properties, Inc. (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2012 and 2011, and from inception on July 22, 2009 through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

September 7, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2012	2011

ASSETS
CURRENT ASSETS
	$81	$13
Cash
Total Current Assets	81	13

TOTAL ASSETS	$81	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$7,753	$5,500
Note Payable - Related Parties	42,425	18,550

Total Current Liabilities	50,178	24,050

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 104,208,000 and 104,208,000 shares issued and
outstanding at June 30, 2012 and June 30, 2011, respectively.	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(110,817)	(84,757)

Total Stockholders' Equity (Deficit)	(50,097)	(24,037)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$81	$13

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through June 30, 2012

			From Inception
			on July 22,
	Year Ended	Year Ended	2009 Through
	June 30,	June 30,	June 30,
	2012	2011	2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party		1,000	38,600
Professional Fees	16,525	16,510	55,035
General and administrative	9,535	3,744	17,182

Total Operating Expenses	26,060	21,254	110,817

INCOME (LOSS) FROM OPERATIONS	(26,060)	(21,254)	(110,817)

INCOME (LOSS) BEFORE INCOME TAXES	(26,060)	(21,254)	(110,817)

Income tax expense	-	-	-

NET INCOME (LOSS)	$(26,060)	$(21,254)	$(110,817)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	104,208,000	101,935,860

See accompanying notes to financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From July 22, 2009 (Inception) through June 30, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception, July 22, 2009	-	$-	-	$-	$-	$-	$-

Issuance of common stock on July 22, 2009 for cash at a price of $0.0000025 per share			80,000,000	800	(600)		200

Issuance of common stock on August 27, 2009 for cash at a price of $0.0025 per share			24,000,000	240	59,760		60,000

Issuance of common stock on June 30, 2010 for cash at a price of $0.0025 per share			208,000	2	518		520

Net Loss for the period from inception to June 30, 2010						(63,503)	(63,503)

Balance, June 30, 2010	-	$-	104,208,000	$1,042	$59,678	$(63,503)	$(2,783)

Net Loss for the period from July 1, 2010 to June 30, 2011						(21,254)	(21,254)

Balance, June 30, 2011	-	$-	104,208,000	$1,042	$59,678	$(84,757)	$(24,037)

Continued on next page

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From July 22, 2009 (Inception) through June 30, 2012

Net Loss for the period from July 1, 2011 to June 30, 2012						(26,060)	(26,060)

Balance, June 30, 2012	-	$-	104,208,000	$1,042	$59,678	$(110,817)	$(50,097)

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

			From Inception
			on July 22,
	Year Ended	Year Ended	2009 Through
	June 30,	June 30,	June 30,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(26,060)	$(21,254)	$(110,817)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase In Accounts payable and
accrued expenses	2,253	2,000	7,753

Net Cash Used in
Operating Activities	(23,807)	(19,254)	(103,064)

INVESTING ACTIVITIES

Net Cash Used in
Investing Activities	-	-	-

FINANCING ACTIVITIES

Proceeds from Notes Payable - Related
Parties	23,875	18,550	42,425
Common stock issued for cash			60,720

Net Cash Provided by
Financing Activities	23,875	18,550	103,145

NET INCREASE (DECREASE) IN CASH	68	(704)	81

CASH AT BEGINNING OF PERIOD	13	717	-

CASH AT END OF PERIOD	$81	$13	$81

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Revenue Recognition

Revenue is recognized in accordance with the criteria established in the accounting literature regarding recognition of revenues, specifically, FASB Accounting Standards Codification topic 605, “Revenue Recognition”.  Revenues and related expenses from rendering property management services are recognized when services are completed and billed.  In some situations, we may receive advance payments from our customers.  The Company will defer revenue associated with these advance payments until it has completed the contracted services.

Property

The Company does not own or rent any property.  Office space is provided by the Company's president at no charge.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. Advertising expense for the year ended June 30, 2012, and June 30, 2011 was $-0- and $ -0-.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  As at June 30, 2012, and June 30, 2011 the Company had no cash equivalents.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 and 2011.

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011
Net (Loss)	$ (26,060)	$ (21,254)
Weighted Average Shares	104,208,000	101,935,860
Net (Loss) Per share	$ (0.00)	$ (0.00)

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company provides for income taxes under ASC 740 “Accounting for Income Taxes”.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	For the Year Ending June 30, 2012	For the Year Ending June 30, 2011
Net (Loss)	$ (26,060)	$ (21,254)
Income tax expense at statutory rate	(10,163)	(8,290)
Net deferred tax asset	10,163	8,290
Income tax expense per books	$ -)	$ -)

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of:

	For the Year Ending June 30, 2012	For the Year Ending June 30, 2011
NOL carryover	$ 10,163)	$ 8,290)
Valuation allowance	(10,163)	(8,290)
Net deferred tax asset	$ -	$ -

The Company’s net operating losses are schedule to expire between 2029 and 2032.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30th year end.

Stock-based compensation.

As of June 30, 2012, and June 30, 2011 the Company has not issued any share-based payments.

The Company records stock-based compensation in accordance with ASC 718 using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2012, the Company recognized no sales revenue and incurred a net loss of $26,060.  As of June 30, 2012, the Company had an accumulated deficit of $110,817.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of

Capital stock as of June 30, 2012, and June 30, 2011 respectively:

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

3

STOCKHOLDERS’ EQUITY (Continued)

•

Preferred Stock, $0.00001 par value, 20,000,000 shares authorized 0 and 0 shares issued and outstanding.

•

Common Stock, $0.00001 par value, 250,000,000 shares authorized 104,208,000 and 104,208,000 shares issued and outstanding.

COMMON STOCK

•

On July 22, 2009, the Company entered into an agreement with one of its founders for the sale of 80,000,000 shares of common stock at a price of $0.0000025 per share.  The Company realized $200 from this subscription.

•

On August 27, 2009, we entered into an agreement with two different investors for the sale of 24,000,000 shares of common stock at a price of $0.0025 per share.  The Company realized $60,000 from these subscriptions.

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

4

RELATED PARTY TRANSACTION

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which they are compensated.  For the year ended June 30, 2012, and June 30, 2011 consultant fees paid were $-0- and $1,000.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Financial Statements

From Inception Through June 30, 2012

4

RELATED PARTY TRANSACTION (Continued)

Note Payable – Related Party

For the years ended June 30, 2012 and 2011, the Company received $23,875 and $18,550 respectively, as loans from related parties that provide consulting services to the Company for operating expenses.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

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

6

SUBSEQUENT EVENTS

Management has evaluated all activity since June 30, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors.  The following table sets forth the name and age of the officer and director as of June 30, 2012.  Our Executive officer is elected annually by our Board of Directors (the “Board”). Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

The executive officers and directors are:

Name	Position	Term(s) of Office
David Dreslin, age 51	Chief Executive Officer	Inception to Present
Director

Resumes:

David Dreslin is the founder and currently the sole director and Chief Executive Officer of the Company.  Mr. Dreslin has worked as a CPA with 26 years of experience dealing with business enterprises both as a consultant and employee. In 1994 Mr. Dreslin formed Dreslin Financial Services, Inc. a financial services firm that provides full service accounting and management services to individuals and businesses, where he served as President from 1994 through the present.  Mr. Dreslin served as Chief Financial Officer and President of Gulf Shore Investments, Inc., a full service real estate management company that focused on developing a pricing strategy that it felt could make under-performing properties more profitable to the owners, from 2009 through May 23 2011. Mr. Dreslin spent 3 years with Deloitte Haskins & Sells, "an International Big-Six Accounting Firm", as a member of their Emerging Business Services department and as a Senior Tax Accountant, from September 1985 to November 1988.  Mr. Dreslin has been involved in numerous real estate projects as both principal and advisor.  Mr. Dreslin has been actively involved in real estate development and investing since 2004 and has been a licensed Florida Real Estate professional since 2006.  He has experience in multi-family, commercial and residential real estate properties.  Mr. Dreslin also has a number of real estate related clients in his accounting practice and he has experience in real estate valuations.  Mr. Dreslin holds a BBA in Accounting from the University of South Florida.

Committees of the Board of Directors

The Company does not currently have a designated audit, nominating or compensation committee.  The Company currently has no plans to form these separately designated board committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2011.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

Our directors and officers are indemnified as provided by the Nevada corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the

compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Fiscal Year End	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Dreslin	2010	23,900	-	-	-	-	-	-	23,900
CEO, CFO	2011	1,000	-	-	-	-	-	-	1,000
	2012	-	-	-	-	-	-	-	-

Mr. Dreslin is the founder and sole executive officer and director of the Company and has not received any personal compensation for his services as such.  Dreslin Financial Services, Inc. is owned by our sole director and officer Mr. David Dreslin.  Since the date of inception, July 22, 2009, through the date of this prospectus, Dreslin Financial Services, Inc. has been paid $23,900 for the fiscal year ended June 30, 2010, $1,000 for the fiscal year ended June 30, 2011 and $0 for the fiscal year ended June 30, 2012 for a total of $24,900 to date for services provided to the Company for consulting, audit preparation and filing review.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through September 24, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of inception, July 22, 2009, through the date of this prospectus by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

DIRECTOR COMPENSATION FOR 2012

The following table sets forth the compensation to our directors for the fiscal year ended June 30, 2012:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
David Dreslin	-	-	-	-	-

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the Company by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Shareholdings at September 24, 2012

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
David Dreslin (1)	80,004,000	76.77%
Chief Executive Officer
7985 113th Street, Suite 220
Seminole, FL 33772

Entrust of Tampa Bay FBO Robert C. Rogin #2726	12,004,000	11.52%
7985 113th Street, Suite 220
Seminole, FL 33772

Salvatore Kopita	12,004,000	11.52%
7650 132nd Way North
Seminole, FL 33776

All Executive Officers and Directors as a group (1)	80,004,000	76.77%

(1)  Based on 104,208,000 shares of common stock outstanding as of September 24, 2012.   Mr. David Dreslin is the founder and sole officer and director of the Company and owns 76.77% of the outstanding stock, none of which is being registered for resale in this prospectus.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Dreslin Financial Services, Inc. is owned by our sole director and officer Mr. David Dreslin.  Since the date of inception, July 22, 2009, through the date of this prospectus, David Dreslin Financial Services, Inc. has been paid $24,900 for services provided to the Company for consulting, audit preparation and filing review.

Director Independence.  The Company’s board of directors consists solely of David Dreslin.  Mr. Dreslin is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the year ended June 30, 2012, there were no transactions with related persons other than as described in the section above entitled “Item 11.  Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $8,000 and $6,500, respectively, to Seale and Beers, CPAs during the fiscal years ended 2012 and 2011, respectively, for work completed for our annual audits and for the review of our financial statements included in our Form 10-Q’s.

Tax Fees. We did not incur any aggregate tax fees and expenses from Seale and Beers, CPAs for the years ended June 30, 2012 and 2011, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Seale and Beers, CPAs during 2012 and 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended June 30, 2012 and 2011 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, June 30, 2012 and 2011

Statements of Operations for the years ended June 30, 2012 and 2011, and from Inception (July 22, 2009) through June 30, 2012

Statements of Stockholders’ Equity (Deficit) from July 22, 2009 (Inception) through June 30, 2012

Statements of Cash Flows for the years ended June 30, 2012 and 2011, and from Inception (July 22, 2009) through June 30, 2012

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mascot Properties, Inc.

/s/ David Dreslin

By: David Dreslin

Principal Executive Officer

Date:  September 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Dreslin	Principal Executive Officer, Principal Accounting Officer	September 24, 2012
Chairman, Secretary Treasurer