Form 10-K/A
period 2012-06-30
MASCOT PROPERTIES, INC.
filed 2012-10-01
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

AMENDMENT 1 to

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-174445

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 1, 2012 was 104,208,000 shares of its $.00001 par value common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

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

Employees

As of October 1, 2012, we have 1 full-time employee, and plan to employ additional qualified employees in the near future.

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

b)  Holders.  At October 1, 2012, there were approximately 40 shareholders of the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table from inception through October 1, 2012.

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

Shareholdings at October 1, 2012

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

(1)  Based on 104,208,000 shares of common stock outstanding as of October 1, 2012.   Mr. David Dreslin is the founder and sole officer and director of the Company and owns 76.77% of the outstanding stock, none of which is being registered for resale in this prospectus.

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

Date:  October 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David Dreslin	Principal Executive Officer, Principal Accounting Officer	October 1, 2012
Chairman, Secretary Treasurer