Form 10-Q
period 2012-09-30
MASCOT PROPERTIES, INC.
filed 2012-11-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

As of November 13, 2012, there were 104,208,000 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2012	June 30, 2012
CURRENT ASSETS
Cash	$1,550	$81
Total Current Assets	1,550	81
TOTAL ASSETS	$1,550	$81

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,210	$7,753
Note Payable - Related Parties	46,725	42,425
Total Current Liabilities	49,935	50,178

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $0.00001 par value, 250,000,000 shares authorized, 104,208,000 and 104,208,000 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(109,105)	(110,817)
Total Stockholders' Equity (Deficit)	(48,385)	(50,097)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,550	$81

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through September 30, 2012

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	From Inception on July 22, 2009 Through September 30, 2012
REVENUES	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party			38,600
Professional Fees	1,510	7,725	56,545
General and administrative	778	4,435	17,960
Refund of General and administrative	(4,000)		(4,000)
Total Operating Expenses	(1,712)	12,160	109,105

INCOME (LOSS) FROM OPERATIONS	1,712	(12,160)	(109,105)

INCOME (LOSS) BEFORE INCOME TAXES	1,712	(12,160)	(109,105)

Income tax expense	-	-	-

NET INCOME (LOSS)	$1,712	$(12,160)	$(109,105)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,208,000	104,208,000

The accompanying notes are an integral part of these financial statements

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	From Inception on July 22, 2009 Through September 30, 2012
OPERATING ACTIVITIES
Net loss	$1,712	$(12,160)	$(109,105)
Adjustments to reconcile net loss to net cash used by operating activities:
Increase (decrease) In accounts payable and accrued expenses	(4,543)	-	3,210
Net Cash Used in Operating Activities	(2,831)	(12,160)	(105,895)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from Notes Payable - Related Parties	4,300	12,225	46,725
Common stock issued for cash			60,720
Net Cash Provided by Financing Activities	4,300	12,225	107,445

NET INCREASE (DECREASE) IN CASH	1,469	65	1,550

CASH AT BEGINNING OF PERIOD	81	13	-
CASH AT END OF PERIOD	$1,550	$78	$1,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through September 30, 2012

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

Interim results are not necessarily indicative of results for a full year.  Our interim condensed financial statements should be read in conjunction with the financial statements from our June 30, 2012 audited financial statements.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a June 30th year end.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ending September 30, 2012, the Company recognized no sales revenue and reported net income of $1,712 as a result of a refund of a prior period expense.  As of September 30, 2012, the Company had an accumulated deficit of $109,105.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of September 30, 2012, respectively:

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

RELATED PARTY TRANSACTIONS

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which they are compensated.  For the three months ending September 30, 2012, and the period from inception on July 22, 2009 through September 30, 2012 consultant fees paid were $-0- and $38,600.

Note Payable – Related Party

At September 30, 2012 and June 30, 2012, the Company owed $46,725 and $42,425, respectively, as loans from officers.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

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

REFUND OF GENERAL AND ADMINISTRATIVE EXPENSE

In August 2012, the Company received a refund of fees it had paid to its prior transfer agent for services to be performed in the prior calendar year.  The Company switched its transfer agent services in March 2012 resulting in the refund of the fees.

SUBSEQUENT EVENTS

Management has evaluated all activity since September 30, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from Inception (July 22, 2009) through September 30, 2012 we have not generated any revenue.

For the three months ended September 30, 2012, we paid professional fees of $1,510 and general and administrative expenses of $778.  We also received a refund of general and administrative expenses of $4,000, resulting in total operating expenses of $(1,712) for the period.

For the three months ended September 30, 2011, we paid professional fees of $7,725 and general and administrative expenses of $4,435, resulting in total operating expenses of $12,160 for the period.

For the period from Inception (July 22, 2009) through September 30, 2012, we have paid consulting fees to a related party of $38,600, professional fees of $56,545, and general and administrative expenses of $17,960.  We received a refund of general and administrative expenses of $4,000.  As a result, we had total operating expenses of $109,105 for the period.

Liquidity and Capital Resources

For the period from Inception (July 22, 2009) through September 30, 2012 we did not pursue any investing activities.

For the three months ended September 30, 2012, we received proceeds from notes payable – related parties of $4,300, resulting in net cash provided by financing activities of $4,300 for the period.

For the three months ended September 30, 2011, we received proceeds from notes payable – related parties of $12,225, resulting in net cash provided by financing activities of $12,225 for the period.

For the period from Inception (July 22, 2009) through September 30, 2012 we received proceeds from notes payable of $46,725 and $60,720 from common stock issued for cash.  As a result, we had net cash provided by financing activities of $107,445 for the period.

At September 30, 2012, we had total assets and cash on hand of $1,550.  For comparison, at June 30, 2012, we had total assets and cash on hand of $81.  For the three months ended September 30, 2012, we had $46,725 in notes payable to related parties and $3,210 in accounts payable and accrued expenses.  For comparison, for the year ended June 30, 2012, we had $42,425 in notes payable to related parties and $7,753 in accounts payable and accrued expenses.  Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues.  We estimate the Company needs an additional $39,000 to implement its business plans, which includes marketing and operational expenses for the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.  However, future financing for real estate management operations may not be available to us on acceptable terms.  To raise equity will require the sale of stock and the debt financing will require institutional or private lenders.  We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

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

MASCOT PROPERTIES, INC.

Dated: November 13, 2012	By:	/s/ David Dreslin
Name: David Dreslin
Title: Chief Executive Officer (Principal Financial Officer)