Form 10-Q
period 2012-12-31
MASCOT PROPERTIES, INC.
filed 2013-01-23
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2012

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

As of January 23, 2013, there were 104,208,000 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS
CURRENT ASSETS
	$2	$81
Cash
Total Current Assets	2	81

TOTAL ASSETS	$2	$81

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable and Accrued Expenses	$8,006	$7,753
Note Payable - Related Parties	47,428	42,425

Total Current Liabilities	55,434	50,178

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 20,000,000 shares
authorized, 0 shares issued and outstanding
Common stock, $0.00001 par value, 250,000,000 shares
authorized, 104,208,000 and 104,208,000 shares issued and
outstanding at December 31, 2012 and June 30, 2012, respectively.	1,042	1,042
Additional paid-in capital	59,678	59,678
Deficit accumulated during the development stage	(116,152)	(110,817)

Total Stockholders' Equity (Deficit)	(55,432)	(50,097)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$2	$81

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Operations

From Inception through December 31, 2012

(Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011	From Inception on July 22, 2009 Through December 31, 2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Consulting Fees - Related Party					38,600
Professional Fees	4,025	1,875	5,535	9,600	60,570
General and administrative	3,023	904	3,800	5,340	20,982
Refund of General and administrative			(4,000)		(4,000)

Total Operating Expenses	7,048	2,779	5,335	14,940	116,152

INCOME (LOSS) FROM OPERATIONS	(7,048)	(2,779)	(5,335)	(14,940)	(116,152)

INCOME (LOSS) BEFORE INCOME TAXES	(7,048)	(2,779)	(5,335)	(14,940)	(116,152)

Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$(7,048)	$(2,779)	$(5,335)	$(14,940)	$(116,152)

BASIC INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,208,000	104,208,000	104,208,000	104,208,000

The accompanying notes are an integral part of these financial statements

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	Six Months	Six Months	on July 22,
	Ended	Ended	2009 Through
	December 31,	December 31,	December 31,
	2012	2011	2012
OPERATING ACTIVITIES

Net loss	$(5,335)	$(14,940)	$(116,152)
Adjustments to reconcile net loss to
net cash used by operating activities:
Increase (decrease) In Accounts payable
and accrued expenses	253	(1,209)	8,006
Net Cash Used in
Operating Activities	(5,082)	(16,149)	(108,146)

INVESTING ACTIVITIES

Net Cash Used in
Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from Notes Payable – Related Parties	5,003	16,225	47,428
Common stock issued for cash			60,720
Net Cash Provided by
Financing Activities	5,003	16,225	108,148

NET INCREASE (DECREASE) IN CASH	(79)	76	2

CASH AT BEGINNING OF PERIOD	81	13	-
CASH AT END OF PERIOD	$2	$89	$2

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MASCOT PROPERTIES, INC.

(A Development Stage Company)

Notes to Unaudited Condensed Interim Financial Statements

From Inception Through December 31, 2012

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, the accompanying balance sheets and related statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

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

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ending December 31, 2012, the Company recognized no sales revenue and reported a net loss of $5,335.  As of December 31, 2012, the Company had an accumulated deficit of $116,152.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. Additionally the Company is actively seeking merger partners and strategic alliances in order to accelerate its growth in the industry. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

STOCKHOLDERS’ EQUITY

The stockholders' equity section of the Company contains the following classes of Capital stock as of December 31, 2012, respectively:

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

RELATED PARTY TRANSACTIONS

Consulting Services – Related Party

The Company’s founder and majority shareholders provide various consulting services to the Company for which they are compensated.  For the six months ending December 31, 2012, and the period from inception on July 22, 2009 through December 31, 2012 consultant fees paid were $-0- and $38,600.

Note Payable – Related Party

At December 31, 2012 and June 30, 2012, the Company owed $47,428 and $42,425, respectively, as loans from officers.  The notes have no definitive payment terms and bear no interest.  The Company will pay the balance off when it has the available funds.

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

SUBSEQUENT EVENTS

Management has evaluated all activity since December 31, 2012, through the date the financial statements were issued and has concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Results of Operations

For the period from Inception (July 22, 2009) through December 31, 2012 we have not generated any revenue.

For the three months ended December 31, 2012, we paid professional fees of $4,025 and general and administrative fees of $3,023.  As a result, we had net loss of $7,048 for the three months ended December 31, 2012.

Comparatively, for the three months ended December 31, 2011, we paid professional fees of $1,875 and general and administrative expenses of $904.  As a result, we had net loss of $2,779 for the three months ended December 31, 2011.

The increased loss for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 is due to increased operations.

For the six months ended December 31, 2012, we paid professional fees of $5,535 and general and administrative fees of $3,800.  There was a refund of general and administrative expenses of $4,000.  As a result, we had net loss of $5,335 for the six months ended December 31, 2012.

Comparatively, for the six months ended December 31, 2011, we paid professional fees of $9,600 and general and administrative fees of $5,340.  As a result, we had net loss of $14,940 for the six months ended December 31, 2011.

The decreased losses for the six months ended December 31, 2012 compared to the six months ended December 31, 2011 is due to our filing a registration statement in September 2011, which resulted in much higher legal fees and audit fees than during the six months ended December 31, 2012.

For the period from inception (July 22, 2009) through December 31, 2012, we paid consulting fees – related party of $38,600, professional fees of $60,570, and general and administrative expenses of $20,982.  We received a refund of $4,000 in general and administrative expenses.  As a result, we had net loss of $116,152 for the period from inception (July 22, 2009) through December 31, 2012.

Liquidity and Capital Resources

For the period from Inception (July 22, 2009) through December 31, 2012 we did not pursue any investing activities.

For the six months ended December 31, 2012, we received proceeds from notes payable – related parties of $5,003.  As a result, we had net cash provided by financing activities of $5,003 for the six months ended December 31, 2012.

For the six months ended December 31, 2011, we received proceeds from notes payable – related parties of $16,225.  As a result, we had net cash provided by financing activities of $16,225 for the six months ended December 31, 2011.

For the period from inception (July 22, 2009) through December 31, 2012, we received proceeds from notes payable – related parties of $47,428.  We also received $60,720 for common stock issued for cash.  As a result, we had net cash provided by financing activities of $108,148 for the period from inception (July 22, 2009) through December 31, 2012.

At December 31, 2012, we had total assets and cash on hand of $2.  For comparison, at June 30, 2012, we had total assets and cash on hand of $81.  We had $8,006 in accounts payable and accrued expenses and $47,428 in note payable – related parties at December 31, 2012, compared to the $7,753 in accounts payable and accrued expenses and the $42,425 for note payable – related parties at June 30, 2012.  Based upon the above, we do not believe we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues.  We estimate the Company needs an additional $39,000 to implement its business plans, which includes marketing and operational expenses for the next twelve months.  Our founder and majority shareholder, Mr. David Dreslin, has committed to cover any cash shortfalls of the Company with regards to the aforementioned expenses.  However, to the extent the Company requires additional funds to carry out its business plan we may seek to raise additional capital.  However, future financing for real estate management operations may not be available to us on acceptable terms.  To raise equity will require the sale of stock and the debt financing will require institutional or private lenders.  We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2012, that were not otherwise required to be disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended December 31, 2012.

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

MASCOT PROPERTIES, INC.

Dated: January 23, 2013	By:	/s/ David Dreslin
Name: David Dreslin
Title: Chief Executive Officer (Principal Financial Officer)