Form 10-K
period 2012-12-31
MamaMancini's Holdings, Inc.
filed 2013-04-16
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAMAMANCINI’S HOLDING’S, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-28629	27-067116
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification
incorporation or organization)		Number)

25 Branca Road
East Rutherford, NJ 07073

(Address of Principal Executive Offices)

Mascot Properties, Inc.

7985 113th Street, Suite 220

Seminole, Florida 33772

(Former name or former address, if changed since last report)

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant has not been computed based on the fact that no active trading market has been established as of April 15, 2013. As of April 15, 2013, the registrant had 20,854,000 shares of its common stock, par value $0.00001, outstanding.

MAMAMANCINI’S HOLDING’S, INC.

2

 FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1. BUSINESS.

Overview

MamaMancini’s Holdings, Inc. (formerly Mascot Properties, Inc.) was incorporated in the State of Nevada on July 22, 2009. Our activities since inception consisted of trying to locate real estate properties to manage, primarily related to student housing, and services which include general property management, maintenance and activities coordination for residents. We have not had any significant development of our business nor have we received any revenue. Due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

On January 24, 2013, The Company, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s Inc., a privately-held Delaware Corporation headquartered in New Jersey (“MamaMancini’s”) and David Dreslin, an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into MamaMancini’s, with MamaMancini’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on January 24, 2013 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of MamaMancini’s in exchange for issuing MamaMancini’s shareholders (the “MamaMancini’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. In addition, the Company spunout to the Majority Shareholder of and all assets related to the Company’s real estate management business. As a result of the Merger, the MamaMancini’s Shareholders became the majority shareholders of the Company.

Immediately following the Closing of the Agreement the Company changed its business plan to that of MamaMancini’s. On March 8, 2013, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that its application to change its name and symbol had been approved and effective Monday, March 11, 2013, the Company began trading under its new name, MamaMancini’s Holdings, Inc. and its new symbol, “MMMB”.

MamaMancini’s roots go back to founder Dan Dougherty, whose grandmother (“Ms. Mancini”), emigrated from Italy. Our business is founded upon her traditional recipes. The recipes have been developed and integrated into packaged foods for sale in retailers around the country. On February 22, 2010, MamaMancini’s was formed as a limited liability company under the laws of the state of New Jersey in order to commercialize our initial products. On March 5, 2012, the members of MamaMancini’s, LLC, holders of 4,700 units (the “Units”) of MamaMancini’s LLC, exchanged the Units for 15,000,000 shares of common stock and those certain options to purchase an additional 223,404 shares of MamaMancini’s (the “Exchange”). Upon consummation of the Exchange, MamaMancini’s LLC ceased to exist and all further business has been and continues to be conducted by MamaMancini’s.

3

We market what we believe to be an upscale line of specialty pre-prepared and frozen and refrigerated foods. Our products are “all natural”, contain a minimum number of ingredients and are derived from the original recipes of Ms. Mancini from Bay Ridge Brooklyn (originally from Bari, Italy). The United States Department of Agriculture (the “USDA”) defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”.The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” Label claim that “explains what is meant by the term natural i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed”. The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all natural” can be used if the FSIS approves your product and label claims. The Company’s product and label claims have been approved by the FSIS to contain the “all natural” label.

MamaMancini’s products are principally sold to supermarket and mass market retailers. Our products are sold generally in frozen food sections, meat department sections, prepared foods (meals) sections, sandwich sections, hot bars and cold bars as well as cold deli and foods to go sections (“grab and go”). “Food to Go” or “grab and go” sections of supermarkets contain food already cooked and ready to heat for eating (in some instances no heating is required). Some of our main super market customers are Publix, Shop Rite, Price Chopper, Redners, Pathmark, A&P, Waldbaums, Food Emporium, Whole Foods, Shaws Supermarkets, Kings, Key Foods, Giant Eagle, Stop n Shop, Giant Stores, Food Town, Garden of Eden, Harris Teeter and The Fresh Market. As of December 31, 2012.MamaMancini’s products are located in 4,000 retail locations with an average of four different items per retail location totaling 16,000 product placements on shelves in such 4,000 retail locations.

Since inception in February 22, 2010 and through December 31, 2012, MamaMancini’s has raised approximately $5,248,308 in capital. During this same period, we have recorded net accumulated losses totaling $3,352,033. As of December 31, 2012, we had working capital of$2,435,397. MamaMancini’s had net revenues of $4,582,845 and $3,734,062 as of December 31,2012 and 2011 respectively. MamaMancini’s net losses for the two most recent fiscal years ended December 31, 2011 and 2012 have been $681,728 and$1,999,623, respectively. Our auditor has expressed substantial doubt about our ability to continue as a going concern.

Products

The following is a representation of some of the products Mamamancini’s currently offers.

BEEF PRODUCTS

4

TURKEY PRODUCTS

5

 SAUSAGE PRODUCTS

6

CHICKEN PRODUCTS

7

SAUCE PRODUCTS

We also sell antibiotic-free beef and turkey meatballs to Whole Foods and special club pack products to Costco and Sam’s Club.

Product Development

MamaMancini’s maintains a continuing research and development program to improve existing products and to develop new products. We also may contract with third parties in order to develop further products. Currently, we have the following products in development: (i) “Mama’s Mac-n-Cheese” (completed but not being tested yet), (ii) Gluten free Beef Meatballs, (iii) Flavored Poultry Meatballs, (iv) Vegetarian Meatballs (in development), (v) Cheese Stuffed Meatballs; (vi) Spicy Meatballs n’ Sauce and potentially (vii) Pasta with Meatballs. The products under development are both based upon Ms. Mancini’s traditional recipes and new recipes derived from the original recipes. All products currently under development are included with a Development and License Agreement entered into on January 1, 2009 with Dan Dougherty relating to the use of his recipes for the products to be created by MamaMancini’s.

We plan to explore the idea to develop new products, some of which may include: Pasta and Authentic Slow Cooked Italian Sauce n’ Beef Meatballs, Pasta and authentic slow cooked Italian Sauce n’ Turkey Meatballs, Pasta and Authentic Slow Cooked Italian Sauce n’ Sausage, Chicken Marsala, Italian Meatball Soup, Traditional Italian Meatballs (Beef, Pork and Veal) and Authentic Slow Cooked Italian Sauce. We cannot predict if or when any of the foregoing products under development will ever come to fruition.

Key Product Attributes

Healthy: Our products are all natural. We believe our ingredients to be of high quality. The Company’s products are made from high quality components which are more costly than components we can substitute in our products. We use only domestic inspected beef, turkey, pork and chicken, whole Italian tomatoes, only genuine Imported Pecorino Romano, real eggs and other ingredients which are “all natural” (see definition above”). We consider our products to be a healthy alternative to many fully processed foods in the marketplace which may contain artificial ingredients such as meat extenders and imported beef.

Authentic Taste and Strong Flavor Profiles: We employ recipes and sauces developed from traditional Italian fare to enhance the authenticity of our products. This allows us to achieve the best aroma, appearance and flavor profile for our customers.

Convenience: Ease of use through a microwave oven is a significant factor for consumers and institutional food service operators. Our products require simple preparation and heating steps. Virtually every product is ready-to-serve within 12 minutes, providing quick and easy meal solutions for our customers.

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long term flexibility through the growth curve of our products. As changes occur in customer demand, the market supply pricing policies will require revision.

Suppliers/Manufacturers

None of our raw materials or ingredients are grown or purchased directly by us. We employ one company, Hors d’oeuvres Unlimited, Inc. (“HDU”) to manufacture and produce all of our current products. We are negotiating with another manufacturer to supplement the services provided by HDU. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Dependence on a Few Major Customers

Our ten largest customers accounted for approximately 92% of our sales in 2010, approximately 90% in 2011 and approximately 91% for the year ended December 31, 2012. For the year ended December 31, 2010, Burris Logistics (The Fresh Market) represented approximately 25% of our sales, C&S Wholesale Grocers represented approximately 17%, Dairyland USA (Whole Foods) represented 16%, and Wakefern Food Corporation (Shoprite) represented 15%. For the year ended December 31, 2011 Publix Supermarkets Inc. represented 26% of our sales, Burris Logistics (The Fresh Market) represented approximately 16%, C&S Wholesale Grocers represented 15% and Wakefern Food Corporation (Shoprite) represented approximately 10%. For the year ended December 31, 2012 Publix Supermarkets Inc. represented 35% of our sales, Burris Logistics (The Fresh Market) represented approximately 14%, C&S Wholesale Grocers represented 11%, and Wakefern Food Corporation (Shoprite) represented approximately 15%. We depend heavily on these customers and more information regarding the possible effects of any loss of these customers is discussed in the section entitled “Risk Factors”.

Market Size

The Company positions its products as specialty prepared foods, in that it is all natural and is sold on the attributes of its greater taste and higher quality. The market for specialty and prepared foods spans several sections of the supermarket, from the frozen section to the Deli-prepared foods section, the specialty meat segment of the meat department as well as to the food service customers who desire such products. The overall size of the specialty food business has been calculated by the NASFT in association with Mintel Research at over $75 Billion in 2011 and grew 19% since 2009. The IDDBA, in their latest State of the Industry Report, estimated the perishable food industry in grocery stores in 2012 at $92 Billion and growing at a rate of 2% per annum with the Deli-prepared foods sub section growing at over 8% per annum. The frozen food business in grocery stores was calculated by Packaged Facts to be at $54 Billion in 2011 and growing at a rate of 1% per annum.

Sales, Marketing, and Distribution

MamaMancini’s products are now sold in over 4,000 retail food stores with an average of four different products per location totaling 16,000 spots on shelves in the 4,000 retail locations, throughout the United States. MamaMancini’s products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large distributors. Currently, all of our full-time employees sell our products directly to supermarkets and mass retailers. MamaMancini’s products are mainly sold in the Middle Atlantic States and Florida, accounting for over 70% of its sales.

The majority of our marketing activity has been generated through promotional discounts, consumer trial, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.

The retail food trade in the United States has 35,000 large supermarkets and mass market stores and over 200,000 locations including local convenience stores and small retailers. In addition, there are over 200,000 food service locations in the United States. MamaMancini’s sells its products in approximately 11% of the large food retailers in the United States. MamaMancini’s currently has very little distribution in the food service and industrial (custom made) products industries.

In March of 2011, we invested in a company called Meatball Obsession. We currently own 28% of Meatball Obsession with one of our executive officers and one of our directors serving on its board of directors. Meatball Obsession plans to open kiosks in malls and other high pedestrian traffic areas around the United States and has signed an exclusive supply agreement with MamaMancini’s whereby Meatball Obsession will sell MamaMancini’s branded products as its primary menu selections. The first Meatball Obsession kiosk opened in March, 2012 in New York City with a second location planned to open in the second quarter of 2013 at the Garden State Plaza Mall in Paramus, New Jersey.

Competition

The gourmet and specialty pre-packaged and frozen food industry has dozens of large competitors specializing in various types of cuisine from all over the world. Our product lines are currently concentrated on Italian specialty foods. While it is our contention that our competition is much more limited than the entire frozen and pre-packaged food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire frozen and pre-packaged food industry. Some of our competitors include Quaker Maid / Philly-Gourmet Meat Company, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., and Buona Vita, Inc.

Intellectual Property

Trademarks and Trade Secrets

Our current intellectual property consists of trade secret recipes and cooking processes for our products and one trademark, the “MamaMancini’s” mark. The recipes and use of the trademark have been assigned in perpetuity to MamaMancini’s Inc.

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

Royalty Agreement

In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his recipes for the products to be created by MamaMancini’s, Mr. Dougherty granted us a 50 year exclusive license (subject to certain minimum payments being made), with a 25 year extension option, to use and commercialize the licensed items. As part of the Development and License Agreement, we agreed to pay Mr. Dougherty a royalty fee on net sales.

USDA approval / Regulations

Our food products which are manufactured in third-party facilities are subject to various federal, state and local regulations and inspection, and to extensive regulations and inspections, regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our third party manufacturers processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FDA’s Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the FDA and USDA.

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMP’s, and specifies the recipes for certain foods. Specifically, the USDA defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”. However, should the USDA change their definition of “all natural” at some point in the future, or should MamaMancini’s change their existing recipes to include ingredients that do not meet the USDA’s definition of “all natural”, our results of operations could be adversely affected.

The FTC and other authorities regulate how we market and advertise our products, and we are currently in compliance with all regulations related thereto, although we could be the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.

Employees

MamaMancini’s currently has six full-time employees. MamaMancini’s considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of MamaManicni’s employees are represented by a labor union. For further information see Section 5.02 below.

Growth Plan

MamaMancini’s is actively trying to increase sales and improve its brand name over the next two years through the following methods and potential ideas:

●	MamaMancini’s has added to its sales staff and now has three full time regional and national sales persons as well as Dan Dougherty, Carl Wolf and Matt Brown soliciting business with all major supermarket chains and box stores in the U.S. The Company anticipates payment of approximately $550,000 to such sales staffduring the fiscal year of 2013.

●	We have undertaken a 19-week national radio advertising program on Sirius/XM Radio which will end at the beginning of May 2013. We currently are running 1,500 commercials per week on those weeks in which we are advertising (13 weeks on, 6 weeks off). The Company anticipates expenditures of $600,000 for all its advertising, marketing and public relations.

●	We undertook extensive market research and product development for our new 22 oz retail sauce and meatball line last Spring and Summer and that line entered the market in October of 2012. We anticipate further placements this upcoming Spring and Summer.

●	We anticipate development of our brand in food service, industrial and export markets later this year and into 2014.

●	We have begun an intensive special merchandising and social media program for 2013. Events include the MamaMancini’s Meatball Mobile giveaway, find the golden meatball contest, video recipe catalog (20 recipes), a viral video contest with a major university (underway), and active social media updates on youtube, pinterest, facebook, twitter and instagram, as well as periodic mailings to our customer base. As noted above, the Company anticipates expenditures of $600,000 for all its advertising, marketing and public relations.

●	We have engaged The Door, a professional public relations firm. The Door has been a valuable resource for MamaMancini’s in the past, with press in the New York Times, Wall Street Journal, Today Show Cooking School, a full segment on the Martha Stewart Show, People Magazine, Rachael Ray, USA Today Magazine, Fox Business News, and many more. It is our goal to continue a relationship with The Door that will further increase our public relations presence. The Company has included the costs related to this engagement in its assessment of the total costs related to marketing, advertising and public relations noted above.

●	We are gearing up a special line that will be applicable to the Club Store trade for introduction by June of 2013. We have been testing it in Costco and Sam’s Club for the last several months.

The Company believes that the execution of its growth plan, including the aforementioned staffing, advertising, marketing and public relations segments mentioned above will cost the Company an aggregate of $1,150,000 over the course of the 2013 fiscal year. The Company believes it has adequate financing to fund its growth plan, however, if the Company should exceed its expected growth, it will require additional financing. There can be no assurances that the Company will be able to secure financing on favorable terms or at all.

Where You Can Find More Information

The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

RISKS RELATED TO OUR BUSINESS (MAMAMANCINI’S)

We are not profitable and may never be profitable.

Since inception in February 22, 2010 and through December 31, 2012, MamaMancini’s has raised approximately $5,248,308 in capital. During this same period, we have recorded net accumulated losses totaling $3,352,033. As of December 31, 2012, we had working capital of $2,435,397. MamaMancini’s net losses for the two most recent fiscal years ended December 31, 2011 and 2012 have been $681,728 and $1,999,623, respectively. We expect to incur significant increasing operating losses over the next several years. Negative cash flow from operations is expected in the foreseeable future. MamaMancini’s ability to achieve profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that MamaMancini’s will ever achieve any significant revenues or profitable operations.

MamaMancini’s has a limited operating history.

MamaMancini’s has been in existence for approximately three years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; (iii) respond to competition; or (iv) operate the business, as management has not previously undertaken such actions as a company. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

We will need additional capital.

Since inception in 2010 and through December 31, 2012, MamaMancini’s has incurred net accumulated losses of $3,352,033. As of December 31, 2012 we had working capital of $2,435,397 and stockholders’ equity of $2,452,848. The Company believes that it has adequate financing through December 31, 2013 to execute its current growth plan. However, in the case that the Company exceeds its expected growth, we would need to raise additional capital. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

Raising needed capital in the future may be difficult as a result of our limited operating history.

When making investment decisions, investors typically look at a company’s historical performance in evaluating the risks and operations of the business and the business’s future prospects. Our limited operating history makes such evaluation and an estimation of our future performance substantially more difficult. As a result, investors may be unwilling to invest in us or such investment may be on terms or conditions which are not acceptable. If we are unable to secure such additional finance, we may need to cease operations.

Our auditor has expressed substantial doubt regarding our ability to continue as a going concern.

MamaMancini’s has a history of recurring losses from operations and has an accumulated deficit of $3,352,033 as of December 31, 2012. Management is unable to predict if and when we will be to generate positive cash flow. As a result our auditor has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of principal customers for a majority of our sales, a loss of one principal customer could materially adversely affect our business and financial condition. Our ten largest accounts represented approximately 92% of our sales for the year ended December 31, 2010; approximately 90% of our sales for the year ended December 31, 2011 and approximately 91% of our sales for the year ended December 31, 2012. For the year ended December 2010, Burris Logistics (The Fresh Market) represented approximately 25% of our sales, C&S Wholesale Grocers represented approximately 17%, Dairyland USA (Whole Foods) represented approximately 16%, and Wakefern Food Corporation (Shoprite) represented approximately 15%. For the year ended December 31, 2011, Publix Supermarkets, Inc. represented approximately 26% of our sales, Burris Logistics (The Fresh Market) represented approximately 16%, C&S Wholesale Grocers represented approximately 15%, and Wakefern Food Corporation (Shoprite) represented approximately 10%. For the year ended December 31, 2012 Publix Supermarkets Inc. represented 35% of our sales, Burris Logistics (The Fresh Market) represented approximately 14%, C&S Wholesale Grocers represented 11%, and Wakefern Food Corporation (Shoprite) represented approximately 15%. Our principal customers only continue to purchase our products if they are able to sell them to end consumers. We have no long term contracts with our principal customers and thus our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis. If these principal customers cease ordering products from us, our business could be materially adversely affected.

Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect our ability to gain or maintain market share and/or profitability.

We currently operate in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in our relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because our competitors may have substantial financial, marketing, and other resources that may change the competitive environment. If we are unable to establish economies of scale, marketing expertise, product innovation, and category leadership positions to respond to changing market trends, or if we are unable to increase its prices while maintaining a customer base, our profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers is affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition would adversely affect our financial results.

All of our manufacturing is outsourced.

Presently we do not have any manufacturing facilities and all our manufacturing is out-sourced to HDU’s food manufacturing facility in East Rutherford, New Jersey. HDU is a related party entity owned in full by certain officers and directors of MamaMancini’s. We have a five-year contract with HDU that began on March 1, 2010. In the event that HDU ceases operations or stops manufacturing our products, our inability to secure an alternative supplier would adversely affect our business and financial condition. Additionally, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We currently rely on one supplier for all of our manufacturing.

All of our manufacturing is out-sourced to HDU, a related party entity owned in full by both our Chief Executive Officer, Mr. Carl Wolf and our President Mr. Matthew Brown. We have a five-year contract with HDU that began on March 1, 2010 and expires on February 28, 2015. Although management believes that the contract will be renewed on the same terms of the existing contract, there can be no assurances that this will occur. In the event that our contract with HDU is not renewed the Company would have to seek other suppliers for our products, however, we may not be able to do so on satisfactory terms or in a timely manner. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

Our operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”), U.S. Department of Agriculture (“USDA”), Federal Trade Commission (“FTC”) and other governmental entities and such regulations are subject to change from time to time which could impact how we manage our production and sale of products. Federal budget cuts could result in furloughs for government employees, including inspectors and reviewers for our supplier’s plants and products which could materially impact our ability to manufacture regulated products.

Our food products which are manufactured in third-party facilities are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMP’s, and specifies the recipes for certain foods. Specifically, the USDA defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”. However, should the USDA change their definition of “all natural” at some point in the future, or should MamaMancini’s change their existing recipes to include ingredients that do not meet the USDA’s definition of “all natural”, our results of operations could be adversely affected.

Our third party manufacturers processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FDA’s Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products.

The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.

There is no guarantee that our business goals of expansion into mass market retailers and additional supermarkets will be realized.

We are currently selling products in roughly 11% of select high volume supermarkets in the United States. If we are unable to expand into mass market retailers or sell products in a greater number of high volume supermarkets we will fall short of our projections and our business and financial condition would be adversely affected.

The shelf and freezer placement of our products in stores may not be optimal for attracting consumer attention.

As a smaller supplier, we may not sell in enough bulk in certain stores and as such our products may not be placed in the most ideal locations to catch the attention of end consumers. If we are unable to gain significant sales growth, our products may never be displayed in the most attractive locations in stores and our sales may suffer.

Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.

Our products include agricultural commodities such as tomatoes, onions, and meats and other items such as spices and flour, as well as packaging materials such as plastic, metal, paper, fiberboard, and other materials and inputs such as water, in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, potential impact of climate change, increased demand for biofuels, or other unforeseen circumstances. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of its operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.

Disruption of our supply chain could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent that we are unable to, or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a materially adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing our products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on the cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside of our control, including government policy and regulation and weather conditions. Additionally, we may be unable to maintain favorable arrangements with respect to the manufacturing costs of our products as a result of the rise in costs of procuring raw materials and transportation by our manufacturers. This may result in increased expenses and negatively affect operations.

The impact of various food safety issues, environmental, legal, tax, and other regulations and related developments could adversely affect our sales and profitability.

Our products are subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products, particularly the USDA, and state and local agencies. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of our or our manufacturer’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on our sales and profitability.

Global economic uncertainties continue to affect consumers’ purchasing habits and customer financial stability, which may affect sales volume and profitability on some of our products and have other impacts that we cannot fully predict.

As a result of continuing global economic uncertainties, price-conscious consumers may replace their purchases of our premium and value-added products with lower-cost alternatives, which could affect the price and volume of some of these products. The volume or profitability of our products may be adversely affected if consumers are reluctant to pay a premium for higher quality frozen foods or if they replace purchases of our products with cheaper alternatives. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

The need for and effect of product recalls could have an adverse impact on our business.

If any of our products become misbranded or adulterated, we may need to conduct a product recall. The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury and/or illness, we may be liable for monetary damages as a result of a judgment against us. A significant product recall or product liability case could cause a loss of consumer confidence in our food products and could have a material adverse effect on the value of its brands and results of operations.

The failure of new product or packaging introductions to gain trade and consumer acceptance and changes in consumer preferences could adversely affect our sales.

Our success is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon our ability to identify and respond to consumer trends through innovation. We may be required to increase expenditures for new product development and there is no guarantee that we will be successful in developing new products or improving upon products already in existence. Additionally, our new products may not achieve consumer acceptance. Each of the foregoing could materially and negatively impact sales.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Carl T. Wolf, Chairman, Mr. Matt I. Brown, President, and Mr. Daniel Dougherty. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a materially adverse effect on our business.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing the expansion of our business and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We may be unable to successfully execute our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;

●	our ability to execute our business strategy;

●	the ability of our products to achieve market acceptance;

●	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel;

●	our ability to manage our third party relationships effectively; and

●	our ability to accurately predict and respond to the rapid market changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We face competition from companies who have made similar frozen products and other processed foods for much longer periods of activity.

Many of our competitors have been in business for a significantly longer period of time than we have and have learned manufacturing techniques which can aid in efficiently producing their products. Additionally, many of these companies have successfully acquired a loyal customer base that would be difficult for us to compete with. Such customers may be unwilling to purchase our products due to brand loyalty or uncertainty in the highly competitive market in which we compete.

There are very few barriers to entry in the gourmet Italian frozen food industry for companies that already manufacture and sell frozen foods.

If we gain traction in our particular niche of creating gourmet Italian frozen foods, major food companies with substantial marketing and capital resources may attempt to compete more directly with us. In the event that such large companies do directly compete with us, our business may be adversely affected.

We may be unable to maintain quality control.

All of our manufacturing is outsourced. Although we have entered into supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effective monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing additional manufacturers, there is no assurance that we will be able to adequately maintain quality controls or that our current process is scalable.

There may be products liability and other legal claims.

We may be exposed to potential product liability claims which could have an adverse impact on our business. While we endeavor to sell safe products, there is a possibility that a vendor could handle our products improperly or that someone could have an adverse reaction to a product. We are currently a named insured through the products liability insurance policy of HDU, our food manufacturer and we also carry our own product liability insurance policy. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We may be unable to defend our intellectual property.

Our business could be adversely affected if we are unable to adequately protect our intellectual property. Our current intellectual property consists of trade secret recipes and cooking processes for our products and trademarks. We may rely on a combination of patent, trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. We may however not be able to secure significant protection for service marks or trademarks that we obtain. Our inability to protect our intellectual property from others may impede our brand identity and could lead to consumer confusion.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our services and brand.

Our business is largely based upon our recipes which are trade secrets and are not patentable. We may be unable to keep other companies from copying our recipes, or we may be subject to legal actions alleging intellectual property infringement, unfair competition or similar claims against us. Companies may have intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims would be expensive and would divert management’s attention.

RISKS RELATED TO OUR STOCK

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270,000,000 shares of capital stock consisting of 20,000,000 shares of preferred stock, par value $0.00001 per share and 250,000,000 shares of common stock, par value $0.00001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

Our common stock is considered a penny stock, which may be subject to restrictions on market ability, so you may not be able to sell your shares.

We are currently listed on the OTCQB and OTCBB under the symbol “MMMB”, however there has been no trading of our common stock as of the date hereof. If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our executive officers and directors will continue to beneficially own the majority of our outstanding Common Stock.

Our executive officers and directors beneficially own approximately 60.6% of our outstanding common stock, including approximately 24.8% of our outstanding shares that are beneficially owned by our Chief Executive Officer, Carl Wolf. As a result, if they act in concert, our executive officers and directors will have the majority vote with respect to all of the issues submitted to a vote of our shareholders.

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

There has been a limited trading market for our Common Stock which may impair your ability to sell your shares.

We are currently listed on the OTCQB and OTCBB under the symbol “MMMB”, however there has been no trading of our Common Stock as of the date hereof. It is anticipated that there will continue to be a limited trading market for the Common Stock on the Over-the-Counter Bulletin Board OTCBB or OTCQB. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using Common Stock as consideration.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities in the following year.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receipt of additional funding.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently pay an administrative fee of $4,000 per month to HDU which includes use of office space and telephones, computers and photocopy and fax use. We utilize approximately 1,000 square feet of office space on a month to month basis.. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCBB and OTCQB under the symbol “MMMB” however, the Company has not had any trading activity in its common stock and we are unable to provide the range of high and low bids per share of our common stock for the applicable periods.

(b) Holders

As of April 12, 2013, a total of 20,854,000 shares of the Company’s common stock are currently outstanding held by approximately 122 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Rule 10B-18 Transactions

During the year ended December 31, 2012, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

ITEM 6. SELECTED FINANCIAL DATA.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

Our Business

We market what we believe to be an upscale line of specialty pre-prepared and frozen and refrigerated foods. Our products are “all natural”, contain a minimum number of ingredients and are derived from the original recipes of Ms. Mancini from Bay Ridge Brooklyn (originally from Bari, Italy). The United States Department of Agriculture (the “USDA”) defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”. The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” Label claim that “explains what is meant by the term natural i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed”. The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all natural” can be used if the FSIS approves your product and label claims. The Company’s product and label claims have been approved by the FSIS to contain the “all natural” label.

MamaMancini’s products are principally sold to supermarket and mass market retailers. Our products are sold generally in frozen food sections, meat department sections, prepared foods (meals) sections, sandwich sections, hot bars and cold bars as well as cold deli and foods to go sections (“grab and go”). “Food to Go” or “grab and go” sections of supermarkets contain food already cooked and ready to heat for eating (in some instances no heating is required). Some of our main super market customers are Publix, Shop Rite, Price Chopper, Redners, Pathmark, A&P, Waldbaums, Food Emporium, Whole Foods, Shaws Supermarkets, Kings, Key Foods, Giant Eagle, Stop n Shop, Giant Stores, Food Town, Garden of Eden, Harris Teeter and The Fresh Market. As of December 31, 2012 MamaMancini’s products are located in 4,000 retail locations with an average of four different items per retail location totaling 16,000 product placements on shelves in such 4,000 retail locations.

Management Plan

During the Second Quarter 2013, Management plans to raise capital through debt and/or equity financing. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

We plan on increasing our distribution of products into new retail outlets in 2013. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of the year. Consumer public relations began in January with the hiring of The Door OnLine, a firm that specializes in consumer food products. Social media activity has increased with facebook, twitter, pinterest, youtube, newsletter mailings, blogs, and helpful consumer content including a recipe bank of videos and special projects such as a MamaMancini’s Meatball Mobile Sweepstakes beginning mid-year. Consumer merchandising activity, including virtual couponing, product demonstrations and co-op retail advertising has been undertaken to increase sales to both existing customers and new customers.

Key sales personnel have been added and management believes that all major supermarket retailers, club stores and mass market accounts are actively being solicited. Additionally, we have undertaken an effort to develop a sales network to major factors in the food service industry through fee based consultants who are specialists in this industry. We are also soliciting business in Canada and the Caribbean.

We exepct new products to be be tested and offered for sale to our customer base in mid and late 2013. Vegetarian meatballs (Vegan), Mama’s Mac N Cheese, and a gluten free beef meatball are the first of these new products. In addition we will be testing cheese stuffed meatballs, flavored poultry meatballs, and spicy beef meatballs later in the year as well as potentially pasta with meatballs.

We plan to increase our manufacturing source of supply in 2013 to meet increased demand. We plan to add high speed equipment and new production order flow in 2013. We expect that the labor cost component of the cost of goods sold will decrease in the later part of 2013 due to the higher speed equipment and order flow. Additionally, as sales increase, we expect that our packaging costs will decrease as we purchase longer runs of material and supplies.

We expect to have an operating loss in 2013 due to the cost investment in developing new products and expanding our business. These investments include slotting fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for customers for initial trial, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

Results of Operations for the years ended December 31, 2012 and 2011

The following table sets forth the summary income statement for the years ended December 31, 2012 and 2011:

	Years Ended
	December 31, 2012	December 31, 2011

Sales - Net of slotting fees and discounts(1)	$4,582,845	$3,734,062
Gross Profit	$1,352,256	$1,237,524
Operating Expenses	$(3,339,532)	$(1,885,084)
Other Income (Expense)	$(12,347)	$(34,168)
Net Loss	$(1,999,623)	$(681,728)

1. Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. We expense these fees as incurred and do not believe they are a major cost to the growth of the Company.

For the years ended December 31, 2012 and 2011, the Company reported a net loss of $(1,999,623) and $(681,728), respectively. The change in net loss between the years ended December 31, 2012 and 2011 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company sold into approximately 16,000 retail and grocery locations during 2012 as compared to approximately 12,000 during 2011. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $717,000.

●	Legal expense increased by $97,000.

●	R&D increased by $68,000.

●	Payroll and related expenses increased by $392,000.

●	Marketing research expenses increased by $72,000.

●	Trade show and Travel expenses increased by $64,000.

●	Commission expenses increased by $36,000.

Sales: Sales, net of slotting fees and discounts increased by approximately 23% to $4,582,845 during the year ended December 31, 2012, from $3,734,062 during the corresponding year ended December 31, 2011. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 16,000 retail locations during 2012 as compared to approximately 12,000 locations in 2011. The Company commenced operations during 2010.

Gross Profit: The gross profit margin decreased by approximately 3% of sales during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 77% during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The $1,454,448 increase in operating expenses is primarily attributable the following approximate increases in operating expenses: advertising and promotional expenses of $717,000 related to a new radio advertising campaign and special promotions, legal fees of $97,000 related to the cost of a private placement memorandum and the Company’s previous financing, R&D of $68,000 related to improving the quality of our product, payroll and related expense of $392,000 as compensation to three new members of management and a new sale representative, marketing research of $72,000 related to research regarding the perception of our product and our packaging with consumers, trade show and travel expenses of $64,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased; and commission expenses of $36,000 related to increased sales.

Other Income (Expense): Other expenses decreased by $21,821 to $(12,347) for the year ended December 31, 2012 as compared to $(34,168) during the year ended December 31, 2011. For the year ended December 31, 2012 other expenses consisted of 12,347 in interest expense incurred on the company’s line of credit. For the year ended December 31, 2011 other expenses consisted of a $27,032 loss on investment in a development stage start-up business and $7,136 in interest expense incurred on the company’s line of credit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2012 compared to December 31, 2011:

	Years ended
	December 31, 2012	December 31, 2011	Increase/(Decrease)
Current Assets	$2,964,630	$881,336	$2,083,294
Current Liabilities	$529,233	$852,038	$(322,805)
Working Capital	$2,435,397	$29,298	$1,760,489

As of December 31, 2012, we had working capital of $2,435,397 as compared to working capital of $29,298 as of December 31, 2011, an increase of $1,760,489. The increase in working capital is primarily attributable to the sale of 5,054,000 shares of common stock during the year ended December 31, 2012 for net proceeds of $4,403,158 offset by net cash used in operating activities during the year ended December 31, 2012.

Net cash used in operating activities for the years ended December 31, 2012 and 2011 was $(2,093,214) and $(945,313), respectively. The Net Loss for the years ended December 31, 2012 and 2011 was $(1,999,623) and $(681,728), respectively.

Net cash in all investing activities for the year ended December 31, 2012 was $(18,288) as compared to $(30,956) for the year ended December 31, 2011. The Company paid cash for machinery and equipment during the year ended December 31, 2012 in the amount of $10,000 and made a deposit on equipment in the amount of $8,288. The Company paid cash for machinery and equipment during the year ended December 31, 2011 in the amount of $24,014 and invested $6,942 for an equity interest in a development stage company.

Net cash provided by all financing activities for year ended December 31, 2012 was $4,103,158 as compared to $700,000 for the year ended December 31, 2011. During the year ended December 31, 2012 the Company sold 5,054,000 shares of common stock for net proceeds of $4,403,158 and paid down the Company credit line in the amount of $300,000. During the year ended December 31, 2011 the Company sold 638,298 shares of common stock for net proceeds of $200,000 and made advances on the Company credit line in the amount of $500,000.

The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,999,623 and $2,093,214, respectively, for the year ended December 31, 2012.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. During the Second Quarter 2013, Management plans to raise capital through debt and/or equity financing. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or Selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations.

When computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected warrant term is the contractual term of the warrant.

●	Given the Company is privately held, expected volatility was benchmarked against similar companies in a similar industry.

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. Sales are recognized upon shipment of products to customers.

Advertising - Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

MAMAMANCINI’S HOLDING’S, INC

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

MamaMancini’s Holding’s, Inc.

Financial Statements

December 31, 2012 and 2011

31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Mama Mancini’s Inc.

We have audited the accompanying balance sheets of Mama Mancini’s Inc. as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for each of the two years in the two year period ended December 31, 2012. Mama Mancini’s Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mama Mancini’s Inc. as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mama Mancini’s Inc. will continue as a going concern. As more fully described in the notes to the financial statements, the Company’s operating losses since inception raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey

April 12, 2013

MamaMancini’s Holding’s, Inc.

Balance Sheets

	December 31, 2012	December 31, 2011

Assets

Assets:
Cash	$2,008,161	$16,505
Accounts receivable, net	463,565	581,479
Inventories	76,570	101,110
Prepaid expenses and other current assets	64,178	79,382
Due from manufacturer - related party	159,200	-
Deposit with manufacturer - related party	192,956	102,860
Total current assets	2,964,630	881,336

Property and equipment, net	17,451	20,015

Total Assets	$2,982,081	$901,351

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$329,233	$282,494
Line of credit	200,000	500,000
Due to manufacturer - related party	-	69,544
Total current liabilities	529,233	852,038

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value; 40,000,000 shares authorized; 20,054,000 and 15,000,000 shares issued and outstanding, respectively	20,054	15,000
Additional paid in capital	5,784,827	1,386,723
Accumulated deficit	(3,352,033)	(1,352,410)
Total Stockholders’ Equity	2,452,848	49,313

Total Liabilities and Stockholders’ Equity	$2,982,081	$901,351

See accompanying notes to financial statements

MamaMancini’s Holding’s, Inc.

Statements of Operations

	For the Years Ended
	December 31, 2012	December 31, 2011

Sales - net of slotting fees and discounts	$4,582,845	$3,734,062

Cost of sales	3,230,589	2,496,538

Gross profit	1,352,256	1,237,524

Operating expenses
Research and development	68,372	-
General and administrative expenses	3,271,160	1,885,084
Total operating expenses	3,339,532	1,885,084

Loss from operations	(1,987,276)	(647,560)

Other income (expenses)
Interest expense	(12,347)	(7,136)
Loss on investment	-	(27,032)
Total other income (expense)	(12,347)	(34,168)

Net loss	$(1,999,623)	$(681,728)

Net loss per common share - basic and diluted	$(0.12)	$(0.05)

Weighted average common shares outstanding - basic and diluted	17,358,333	14,818,086

See accompanying notes to financial statements

MamaMancini’s Holding’s, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2012 and 2011

	Common Stock		Additional	Accumulated	Stockholders’ Equity
	Shares	Amount	Paid-In Capital	Deficit	(Deficit)

Balance, December 31, 2010	14,361,702	14,362	1,187,361	(670,682)	531,041

Common stock issued for cash	638,298	638	199,362	-	200,000

Net loss for the year ended December 31, 2011	-	-	-	(681,728)	(681,728)

Balance, December 31, 2011	15,000,000	15,000	1,386,723	(1,352,410)	49,313

Common stock issued for cash	5,054,000	5,054	5,048,946	-	5,054,000

Warrants issued for services	-	-	438,122	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	$20,054	$5,784,827	$(3,352,033)	$2,452,848

See accompanying notes to financial statements

MamaMancini’s Holding’s, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,999,623)	$(681,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,564	9,612
Loss on investment	-	27,032
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	117,914	(410,117)
Inventories	24,540	22,980
Prepaid expenses and other assets	23,492	(66,343)
Due from manufacturer - related party	(159,200)	-
Deposit with manufacturer - related party	(90,096)	(102,860)
Increase (Decrease) in:
Accounts payable and accrued expenses	46,739	186,567
Due to manufacturer - related party	(69,544)	69,544
Net Cash Used in Operating Activities	(2,093,214)	(945,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(10,000)	(24,014)
Deposit on equipment	(8,288)	-
Investment in LLC	-	(6,942)
Net Cash Used In Investing Activities	(18,288)	(30,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,054,000	200,000
Stock issuance costs	(650,842)	-
Proceeds from credit line	-	500,000
Repayment of credit line	(300,000)	-
Net Cash Provided By Financing Activities	4,103,158	700,000

Net Increase (Decrease) in Cash	1,991,656	(276,269)

Cash - Beginning of Year	16,505	292,774

Cash - End of Year	$2,008,161	$16,505

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$12,347	$7,136

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$438,121	$-
Conversion of advance to Investment in LLC	$-	$20,090

See accompanying notes to financial statements

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Inc. (the “Company”) was organized on February 21, 2012 as a Delaware corporation.

On March 5, 2012, the Company entered into a share exchange (the “Reorganization”) with MamaMancini’s LLC (the “LLC”) whereby the Unit holders of the LLC exchanged all 4,700 Ownership Units outstanding for 15,000,000 shares of Company common stock and 223,404 common stock options. All equity accounts have been retrospectively recast as a result of the Reorganization.

The Company will continue the existing business operations of the LLC. The historical financial statements of the Company are those of the LLC.

The Company is a manufacturer and distributor of a line of beef meatballs with sauce, turkey meatballs with sauce, Italian sausage with sauce and other similar Italian meats with sauces. The Company’s customers are located throughout the United States, with a large concentration in the Northeastern and Southeastern United States regions.

The financial statements presented for all periods through and including December 31, 2012 are those of the Company.  As a result of the Reorganization, the equity sections of the LLC for all prior periods presented reflect the Reorganization described above and are consistent with the December 31, 2012 balance sheet presented for the Company.

Since the transaction is considered a Reorganization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Note 2 Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year presentation.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2012 and 2011.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2012 and 2011, no cash balances exceeded the federally insured limit.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2012 and 2011, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Finished goods	$76,570	$101,110

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Stock Issuance Costs

Stock Issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the years ended December 31, 2012 and 2011 were $1,088,964 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended December 31, 2012 and 2011 were $68,372 and $0, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.

Revenue Recognition

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured.  There is no stated right of return for products.

The Company meets these criteria upon shipment.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Gross Sales	4,948,254	$3,843,066
Less: Slotting, Discounts, Allowances	365,409	109,004
Net Sales	$4,582,845	$3,734,062

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.  Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended December 31, 2012 and 2011 were $1,460,000 and $743,000, respectively.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses,depending on the nature of the services provided, in the Statement of Operations. For the years ended December 31, 2012 and 2011 share based compensation amounted to $438,122 and $0 respectively. The $438,122 recorded for the year ended December 31, 2012 was a direct cost of the stock offering and has been recorded as a reduction in additional paid in capital.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

When computing fair value of share based payments, the Company has considered the following variables:

●     The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.61%-1.01%.

●     The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●     The expected warrant term is the contractual term of the warrant.

●     Given the Company is privately held, expected volatility was benchmarked against similar companies in a similar industry. The expected volatility had a range of 128%-147%.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants, exercise price of $1.00	505,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	728,804

The Company had no potential common stock equivalents at December 31, 2011.

Since the Company reflected a net loss in 2012 and 2011, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Penalties and interest assessed by income taxing authorities are included in general and administrative expenses.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Subsequent Events Evaluation

The Company has evaluated for any subsequent events through March 29, 2013, which is the date these financial statements were available to be issued.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,999,623 and $2,093,214, respectively, for the year ended December 31, 2012.

The ability of the Company to continue its operations is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future if it does not receive the anticipated additional funding.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. In that event, the Company would be required to change its growth strategy and seek funding on that basis, if at all.

During the Second Quarter 2013, Management intends to raise capital through debt and/or equity financing. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property, Plant and Equipment:

Property, plant and equipment on December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Machinery and Equipment	$39,627	$29,627
Less: Accumulated Depreciation	22,176	9,612
	$17,451	$20,015

Depreciation expense charged to income for the years ended December 31, 2012 and 2011 amounted to $12,564 and $9,612 respectively.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Note 5 Credit Line

On October 13, 2010 the Company signed a revolving note (the “Note”) with The Provident Bank (the “Bank”). The outstanding balance of this Note is limited to $1,000,000 and expired August 31, 2012. On November 16, 2012, the maturity date of the Note was extended to January 1, 2013 and on January 7, 2013 was further extended to May 1, 2013. The outstanding balance accrues interest at a variable rate of 1.00% over the Wall Street Journal prime rate with a floor of 4.50% per annum. Interest is payable monthly and the rate as of December 31, 2012 and December 31, 2011 was 4.50% and 4.50%, respectively.

Advances are limited to 80% of eligible receivables (75 days from invoice) and 35% of finished goods inventory. Inventory advances shall be capped at $250,000. Concentrations from any one customer exceeding 30% of total accounts receivable will be excluded from the borrowing base availability. The note is secured by accounts receivable, inventory, financial instruments, equipment, general intangibles and investment property and personal and unconditional guarantees of two of the shareholders of the Company.

The balance outstanding on the revolving note at December 31, 2012 and 2011 was $200,000 and $500,000, respectively.

Note 6 Investment in LLC

During 2010, the Company advanced $20,090 to an individual. There was an implied agreement that the advance would convert into an equity interest in a new entity.

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032, which includes the conversion of the $20,090 advance above. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was brought down to $0 due to losses incurred by MO.

During 2012 the Company’s ownership interest in MO fell to 28% due to dilution.

During the years ending December 31, 2012 and 2011, sales to MO were $73,768 and 4,124, respectively. At December 31, 2012 and 2011 the accounts receivable balance from MO was $12,680 and $0.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Summarized financial information for Meatball Obsession, LLC is as follows:

Balance Sheet Data

	December 31, 2012	December 31, 2011
Assets
Cash	$117,777	$246,100
Accounts receivable	5,234	-
Inventory	14,935	-
Property & equipment	75,861	-
Other assets	60,370	32,500
Total Assets	$274,177	$278,600

Liabilities and Members’ Equity
Accounts payable	25,731	-
Other current liabilities	8,354	-
Total Current Liabilities	34,085	-
Members’ Equity	240,092	278,600
Total Liabilities and Members’ Equity	$274,177	$278,600

Statement of Operations Data
	December 31, 2012	December 31, 2011
Revenues	$315,493	$-
Cost of goods sold	129,571	4,950
Expenses	534,961	143,772
Net operating loss	(349,039)	(148,721)
Other income (expenses)	(1,988)	289
Net loss	$(351,027)	$(148,432)

Note 7 Related Party Transactions

Supply Agreement

On March 1, 2010, the Company entered into a five year agreement with a Manufacturer (the “Manufacturer”) who is a related party. The Manufacturer is owned by the CEO and President of the Company. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in the manufacturer incurring increased expense for packaging and shipping materials or in the Manufacturer being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse the Manufacturer for any labor costs incurred in repackaging. Per the agreement, all product delivery shipping costs are the expense of the Company.

During 2012 and 2011, the Company purchased substantially all of it’s inventory from the Manufacturer. At December 31, 2012 and December 31, 2011, the Company has a deposit on inventory in the amount of $192,956 and $102,860, respectfully, to this Manufacturer.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Due (to) from Manufacturer

During the years ending December 31, 2012 and 2011, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. At December 31, 2012 and 2011 the amount due from the Manufacturer is as follows:

	2012	2011
Customer receipts collected by Manufacturer on behalf of Company	$301,447	$42,092
Shared expenses paid by Manufacturer on behalf of the Company	(142,247)	(111,636)
Due (to) from Manufacturer	$159,200	$(69,544)

Note 8 Concentrations

Revenues

For the years ended December 31, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2012	December 31, 2011
A	15%	10%
B	11%	15%
C	35%	26%
H	14%	16%

Accounts Receivable

For the years ended December 31, 2012 and 2011, the Company had the following concentrations of accounts receivable with customers:

Customer	December 31, 2012	December 31, 2011
A	13%	13%
B	30%	11%
C	20%	17%
D	3%	11%
E	0%	11%
F	0%	11%

Cost of Sales

For the years ended December 31, 2012 and 2011, the Company had the following concentrations of purchases from vendors:

Vendor	December 31, 2012	December 31, 2011
A (Related Party)	99%	97%

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Note 9 Stockholders’ Equity

On March 5, 2012, the Company entered into a share exchange (the “Reorganization”) with MamaMancini’s, LLC (the “LLC”) whereby the Unit holders of the LLC exchanged all 4,700 Ownership Units outstanding for 15,000,000 shares of Company common stock and 223,404 common stock options. The stock options have an exercise price of $1.00, vest immediately and have a five year expiration term. All equity accounts have been retrospectively recast as a result of the Reorganization.

(A) Common Stock Transactions

2011

The Company issued 638,298 shares for cash proceeds of $200,000 ($3.19/share).

2012

The Company issued 5,054,000 shares for cash proceeds of $5,054,000 ($1.00/share).

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 01, 2011	-	$-
Exercisable – January 01, 2011	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	-	$-
Exercisable – December 31, 2011	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00

Options Outstanding				Options Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	223,404	4.18 years	$1.00	223,404	$1.00

At December 31, 2012 and 2011, the total intrinsic value of options outstanding and exercisable was $0.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 01, 2011	-	$-
Exercisable – January 01, 2011	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2011	-	$-
Exercisable – December 31, 2011	-	$-
Granted	505,400	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	505,400	4.54 years	$1.00	505,400	$1.00

At December 31, 2012 and 2011, the total intrinsic value of warrants outstanding and exercisable was $0.

Note 10 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Licensing and Royalty Agreements

On March 1, 2010, the Company was assigned a Development and License agreement (“the Agreement”). Under the terms of the Agreement the Licensor shall develop for the Company a line of beef meatballs with sauce, Italian sausage with sauce and other similar Italian meats with sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Licensor shall work with Licensee to develop Licensor Products that are acceptable to Licensee. Upon acceptance of a Licensor Product by Licensee, Licensor’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products (the “Recipes”) shall be subject to this Development and License Agreement.

The term of the Agreement (the “Term”) shall consist of the Exclusive Term and the Non-Exclusive Term. The 12-month period beginning on each January 1 and ending on each December 31 is referred to herein as an “Agreement Year.”

The Exclusive Term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date, unless terminated or extended as provided herein. Licensor, at its option, may terminate the Exclusive Term by notice in writing to Licensee, delivered between the 60th and the 90th day following the end of any Agreement Year if, on or before the 60th day following the end of such Agreement Year, Licensee has not paid Licensor Royalties with respect to such Agreement Year at least equal to the minimum royalty (the “Minimum Royalty”) for such Agreement Year. Subject to the foregoing sentence, and provided Licensee has not breached this Agreement and failed to cure such breach in accordance herewith, Licensee may extend the Exclusive Term for an additional twenty five (25) years, by notice in writing to Licensor, delivered on or before the 50th anniversary of the Effective Date.

The Non-Exclusive Term begins upon expiration of the Exclusive Term and continues indefinitely thereafter, until terminated by Licensor due to a material breach hereof by Licensee that remains uncured after notice and opportunity to cure in accordance herewith, or until terminated by Licensee.

Either party may terminate this Agreement in the event that the other party materially breaches its obligations and fails to cure such material breach within sixty (60) days following written notice from the non-breaching party specifying the nature of the breach. The following termination rights are in addition to the termination rights provided elsewhere in this

Under the terms of the Agreement the Company is required to pay quarterly royalty fees as follows:

During the Exclusive Term and the Non-Exclusive Term the Company will pay a royalty equal to the royalty rate (the “Royalty Rate”), multiplied by Company’s “Net Sales”. As used herein, “Net Sales” means gross invoiced sales of Products, directly or indirectly to unrelated third parties, less (a) discounts (including cash discounts), and retroactive price reductions or allowances actually allowed or granted from the billed amount (collectively “Discounts”); (b) credits, rebates, and allowances actually granted upon claims, rejections or returns, including recalls (voluntary or otherwise) (collectively, “Credits”); (c) freight, postage, shipping and insurance charges; (d) taxes, duties or other governmental charges levied on or measured by the billing amount, when included in billing, as adjusted for rebates and refunds; and (e) provisions for uncollectible accounts determined in accordance with reasonable accounting methods, consistently applied.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

The Royalty Rate shall be: 6% of net sales up to $500,000 of net sales for each Agreement year; 4% of Net Sales from $500,000 up to $2,500,000 of Net Sales for each Agreement year; 2% of Net Sales from $2,500,000 up to $20,000,000 of Net Sales for each Agreement year; and 1% of Net Sales in excess of $20,000,000 of Net Sales for each Agreement year.

In order to continue the Exclusive term, the Company shall pay a minimum royalty with respect to the preceding Agreement year as follows:

Agreement Year	Minimum Royalty to be Paid with Respect to Such Agreement Year
1st and 2nd	$-
3rd and 4th	$50,000
5th, 6th and 7th	$75,000
8th and 9th	$100,000
10th and thereafter	$125,000

The Company incurred $134,121 and $124,139 of royalty expenses for the years December 31, 2012 and 2011, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

Agreements with Placement Agents and Finders

The Company entered into a Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective December 1, 2011 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $6 million of the Company’s equity and/or debt securities and/or convertible instruments (the “Securities”).

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

Along with the above fees, the Company shall pay up to $40,000 for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company.

During the year ended 2012 the Company paid to Spartan fees of $505,400 and issued Spartan 505,400 five year warrants with an exercise price of $1.00.

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Supply Agreement

On October 3, 2011, the Company entered into a five year agreement with a non-related party manufacturer. Under the terms of the agreement, the Company grants to the manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in the manufacturer incurring increased expense for packaging and shipping materials or in the manufacturer being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse the manufacturer for any labor costs incurred in repackaging. Per the agreement all product delivery shipping costs are the expense of the Company.

Under the terms of the agreement, the Company is required to acquire and install production equipment at the manufacturer’s facility to be used solely for the manufacturing of the Company’s products. The manufacturer will bear all costs of operating and maintaining the production equipment during the period in which the manufacturer is manufacturing products pursuant to the agreement. The production equipment shall be owned by the Company.

In March 2012, the agreement was terminated and production equipment held by the manufacturer was returned to the Company.

Note 11 – Income Tax Provision

	As of December 31, 2012	As of December 31, 2011
Deferred tax assets:
Net operating tax carry forwards	$1,762,202	$-0-
Tax rate	34%	34%
Gross deferred tax assets	599,149	-0-
Valuation allowance	(599,149)	-0-

Net deferred tax assets	$-0-	$-0-

MamaMancini’s Holding’s, Inc.

Notes to Financial Statements

December 31, 2012 and 2011

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a full valuation allowance.

As of December 31, 2012, the Company has net operating loss carryforwards of approximately $1,762,202. Net operating loss carryforwards expires follows:

Year	Amount
December 31, 2032	$1,762,202

Note 12 Subsequent Event

Entry Into A Material Definitive Agreement

On January 24, 2013, Mascot Properties, Inc., a Nevada corporation (“Mascot”), Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of Mascot (“Merger Sub”), MamaMancini’s Inc., (the “Company”) and David Dreslin, an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Mascot (the “Merger”). The transaction (the “Closing”) took place on January 24, 2013 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of the Company in exchange for issuing the Company’s shareholders (the “MamaMancini’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of the Mascot cancelled a total of 103,408,000 shares of the Company’s common stock held by them (the “Cancellation”). In consideration of the Cancellation of such of common stock, Mascot paid the Majority Shareholder in aggregate of $295,000 and released the other affiliates from certain liabilities. In addition, the Mascot has agreed to spinout to the Majority Shareholder of and all assets related to Mascot’s real estate management business within 30 days after the closing. As a result of the Merger and the Cancellation, the MamaMancini’s Shareholders became the majority shareholders of Mascot.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 24, 2013, our board of directors dismissed Seale and Beers, CPAs (“Seale and Beers”), as our independent registered public accountant.

Seale and Beers’s report on the financial statements for the fiscal years ended June 30, 2012 and 2011 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, other than for a going concern.

During the fiscal years ended June 30, 2012 and 2011, and in the subsequent interim period through December 31, 2012, there were no disagreements with Seale and Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended June 30, 2012 and 2011, and in the subsequent interim period through December 31, 2012, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On January 24, 2013, our board of directors approved the engagement of Rosenberg Rich Baker Berman and Company, Certified Public Accountants (“RRBB”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended June 30, 2012 and June 30, 2011, and the subsequent interim period prior to the engagement of RRBB, the Company has not consulted RRBB regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(o)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2012, it had material weaknesses in its internal control procedures.

As of December 31, 2012, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will document a formal code of ethics.

(2)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(3)	We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31 2012, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April12, 2013. There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Position

Carl Wolf	69	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	44	President and Director

Steven Burns	52	Director

Alfred D’Agostino	59	Director

Thomas Toto	58	Director

Dan Altobello	71	Director

Dean Janeway	68	Director

Lewis Ochs	66	Vice President of Finance

Carl Wolf, age 69, has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay a publically traded direct seller of spoken word through its audio book club and old time radio classic activities and download spoken content, from 2002 to 2004.

Mr. Wolf received his B.A. in 1965 from Rutgers University and his M.B.A. in 1966 from the University of Pittsburgh.

In evaluating Mr. Wolf’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in the food industry, as a serial entrepreneur in growing business, his knowledge of publicly traded companies, and his proven track record of success in such endeavors.

Matthew Brown, age 44, has over 19 years of experience in the sales and marketing of products in the food industry. Beginning in February 2010 through the present, he has served as President of MamaMancini’s. From April 2001 until January of 2012, he served as the President of Hors D’oeuvres Unlimited, overseeing the day to day operations of their food manufacturing business. He previously worked as a marketing associate from September 1993 to December 1998 at Kraft Foods, Inc., where he dealt with numerous aspects of the company’s marketing of their food products.

Mr. Brown received his B.A. from the University of Michigan in 1991 and his M.B.A. from the University of Illinois in 1993.

In evaluating Mr. Brown’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in sales and marketing, and his proven track record of success in such endeavors.

Steven Burns, age 52, has over 20 years of experience in the management and operations of various companies. Mr. Burns has served as a director of MamaMancini’s from February 2010 through the present. Beginning in June 2011 and still presently, he serves as the Chairman of the Board of Directors of Meatball Obsession, LLC. Additionally, beginning in 2006 and still Presently he works as the President and CEO of Point Prospect, Inc., where he oversees the day to day operations of the company, which primarily deal with investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

Mr. Burns received his B.S. in Business Management from Boston College in 1982.

In evaluating Mr. Burns’ specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in serving on board of directors, his knowledge of running and managing companies, and his proven track record of success in such endeavors.

Alfred D’Agostino, age 59, has over 34 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice-President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

In evaluating Mr. D’agostino’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in the food brokerage and other food related industries, his knowledge of running and managing companies, and his proven track record of success in such endeavors.

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto, age 58, has over 32 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day to day operations of importing and distributing cheeses around the world.

Mr. Toto received his B.A. from Seton Hall University in 1976 and his M.B.A. from Seton Hall University in 1979.

In evaluating Mr. Toto’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in the food brokerage and other food related industries, his knowledge of running and managing companies, and his proven track record of success in such endeavors.

Dan Altobello, age 71, has served as a director of MamaMancini’s since 2012. Since October 2000, Mr. Altobello, Chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a current member of the boards of directors of DiamondRock Hospitality Company, a publicly-traded hotel REIT, Northstar Senior Care Trust, Inc., a private company that intends to qualify as a REIT, Mesa Air Group, Inc. and Arlington Asset Investment, Corp , a principal investment firm that acquires and holds mortgage-related and other assets. From 2004 to December 2010, he served as a member of the board of JER Investors Trust, Inc., a specialty finance company. Mr. Altobello serves on the advisory board of Thayer | Hidden Creek, a private equity firm. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

The Board of Directors determined that Mr. Altobello’s qualifications to serve as a director include his notable business and leadership experience in the areas of specialty finance. He also has experience in the area of food service distribution, due to his past position as Chairman of Onex Food Services, Inc. His past and present service on multiple public and private company boards, including his service on the audit committee of DiamondRock Hospitality Company and Northstar Senior Care Trust, Inc., provides him with comprehensive experience in the area of corporate governance that can be extremely valuable to Board and Company operations.

Mr. Altobello, received his B.A. from Georgetown University in June 1963 and his M.B.A. from Loyola University Maryland in June 1978.

Dean Janeway, age68, has served as a director of MamaMancini’s since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer-owned cooperative in the United States. From 1966 through 1990. Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of “Wakefern” providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.

The Board of Directors determined that Mr. Janeway’s qualifications to serve as a director include his notable business and leadership experience in the all areas of management, particularly in the food industry. He also has experience in the area of whole sale wholesale distribution, due to his past position at Wakefern and his knowledge of running and managing companies and his proven track record of success in such endeavors will be invaluable to the Company going forward.

Mr. Janeway received his B.A. in Marketing from Rutgers University, and his M.B.A from Wharton School of Business, University of Pennsylvania.

Lewis Ochs, age 66, has over 40 years of experience in the financial and accounting industry. From February 2010 through the present he has served as the Executive Vice President of Finance for MamaMancini’s. Additionally, beginning in January 2003 and still presently, he serves as the CFO of Hors D’oeuvres Unlimited, overseeing all of the financial aspects of the company. From 1979 through 1991, he also was an owner of Captive Plastics, Inc., a large molding manufacturer, directly contributing to the overseeing of over 500 union and non-union employees. At various times in his career he also acted as an independent consultant utilizing his financial skills including forensic accounting, restructuring of businesses, and as a field examiner for lending institutions.

Mr. Ochs received his B.S. in Accounting from the University of Akron in 1970.

In evaluating Mr. Ochs’ specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in finance and accounting, and his proven track record of success in such endeavors.

Family Relationships

Mr. Matthew Brown, our President, is the son-in-law of Mr. Carl Wolf, our Chief Executive Officer.

Committees

As of December 31, 2012 we did not have any committees but anticipate establishing an audit committee and a compensation committee in the near future.

Involvement in Certain Legal Proceedings

During the past five years no director, person nominated to become a director, executive officer, promoter or control person of the Company has: (i) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended October 31, 2011, were timely.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
David Dreslin Former Chief Executive Officer(1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

Carl Wolf CEO/Chairman (2)	2012	$125,000	0	0	0	0	0	0	$125,000
	2011	$60,000	0	0	0	0	0	0	$60,000
	2010	$35,000	0	0	0	0	0	0	$35,000

Lewis Ochs(3) VP of Finance	2012	$55,000	0	0	0	0	0	0	$55,000
	2011	$36,000	0	0	0	0	0	0	$36,000
	2010	$33,000	0	0	0	0	0	0	$33,000

Matt Brown President(4)	2012	$91,667	0	0	0	0	0	0	$91,667
	2011	$90,000	0	0	0	0	0	0	$90,000
	2010	$37,500	0	0	0	0	0	0	$37,500

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

3.	Mr. Brown was appointed as President of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

4.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

David Dreslin Former Chief Executive Officer(1)	0	0	0	0	0

Carl Wolf Chief Executive Officer(2)	0	0	0	0	0	—	—	—	—

Matthew Brown President(3)	0	0	0	0	0	—	—	—	—

Steven Burns Director(4)	0	0	0	0		—	—	—	—

Alfred D’Agostino Director(5)	0	0	0	0		—	—	—	—

Thomas Toto Director(6)	0	0	0	0

Dan Altobello Director(7)	0	0	0	0

Dean Janeway Director(8)	0	0	0	0

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

3.	Mr. Brown was appointed as President of the Company on January 24, 2013

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)
David Dreslin(1)	2012	$0	$0	$0	$0	$0	$0	$0
Former Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Carl Wolf(2)	2012	$0	$0	$0	$0	$0	$0	$0
Chairman of the Board	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Matthew Brown(3)	2012	$0	$0	$0	$0	$0	$0	$0
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Steven Burns (4)	2012	$0	$0	$0	$0	$0	$7,500	$7,500
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Alfred D’Agostino(5)	2012	$0	$0	$0	$0	$0	$7,500	$7,500
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Thomas Toto(6)	2012	$0	$0	$0	$0	$0	$7,500	$7,500
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Dan Altobello(7)	2012	$0	$0	$0	$0	$0	$4,167	$4,167
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

Dean Janeway(8)	2012	$0	$0	$0	$0	$0	$7,500	$7,500
Director	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

3.	Mr. Brown was appointed as President of the Company on January 24, 2013

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012.

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012.

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012.

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years, terminating on March 5, 2015, unless otherwise renewed by MamaMancini’s. As compensation for his services, Mr. Wolf receives a base salary of $150,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on MamaMancini’s’s behalf.

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Matthew Brown as President of MamaMancini’s for a term of 3 years, terminating on unless otherwise renewed by MamaMancini’s. As compensation for his services, Mr. Brown receives a base salary of $110,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on the MamaMancini’s’s behalf.

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Lewis Ochs as our Executive Vice President of Finance for a term of 1 year, terminating on March 5, 2013. MamaMancini’s has since renewed Mr. Ochs Employment Agreement for a period of one year which expires on March 5, 2014. As compensation for his services, Mr. Ochs receives a base salary of $60,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on the MamaMancini’s’s behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Shares		Total

Directors and named Executive Officers

Carl Wolf	5,154,255	(3)	24.8%

Matthew Brown	5,154,255	(4)	24.8%

Steven Burns	1,005,319	(5)	4.8%

Alfred D’Agostino	644,521	(6)	3.1%

Thomas Toto	644,521	(7)	3.1%

Lewis Ochs	0		0%

Daniel Altobello	0		0%

Dean Janeway	0		0%

All Directors and executive officers as a group (5 persons)	12,602,871	(8)	60.6	%(2)

* Less than one percent.

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is MamaMancini’s, 25 Branca Road East Rutherford, NJ 07073

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 20,854,000 shares of common stock issued and outstanding as of January 24, 2013.

(3) The 5,154,255 shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4) The 5,154,255 shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5) 957,448 common shares are held by Point Prospect, Inc., an S-Corp 100% wholly-owned by Steven Burns. Steven Burns also personally owns 47,871 options to purchase common shares.

(6) Includes options to purchase 25,372 common shares.

(7) Includes options to purchase 25,372 common shares.

(8) Includes options to purchase 223,404 common shares.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Preferred Stock

The Company authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. Currently we have no shares of preferred stock issued and outstanding.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. After the Merger we currently have 20,854,000 shares of common stock issued and outstanding.

Each share of common stock shall have one (1) vote per share for all purpose. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Dividends

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

Warrants

As of April 12, 2013, there are 505,400 outstanding warrants to purchase our common shares. The warrants are exercisable for a term of five years with an exercise price of $1.00.

Options

There are 223,404 outstanding options to purchase our securities.

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB and OTCBB, under the symbol “MMMB”.

The market price of our Common Stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our Common Stock, regardless of our actual or projected performance.

Holders

As of April 12, 2013, we have 20,854,000 shares of our common stock par value, $0.00001, issued and outstanding. There are approximately 122 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of December 31, 2012, there were no transactions since the beginning of the Company’s last fiscal year, in which the Company was a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest.

As of April 12, 2013 MamaMancini’s is under a supply and management agreement with HDU until February 28, 2015. From March 1, 2010 to December 31, 2011, under the terms of such agreement with HDU, we reimbursed HDU for salaries and expenses related to our operations. A total of $193,500 was reimbursed in salaries to HDU since March 1, 2010. HDU is owned by Matthew Brown and Karen Wolf (55%) and by Carl and Marion Wolf (45%), all of whom are shareholders of MamaMancini’s. Matthew Brown and Carl Wolf are also both officers and directors of MamaMancini’s. In addition, a total of $176,228 was incurred as other general and administrative expenses between the company and HDU. These expenses included insurance, freight, travel and other general and overhead expenses.

HDU, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, HDU serves as our principal food manufacturing company. For the fiscal year 2010 and 2011 we paid HDU $2,426,066 and $1,047,670 respectively for the manufacturing of products. At December 31, 2011, MamaMancini’s has a deposit on inventory in the amount of $100,000 to this manufacturer.

From the inception of MamaMancini’s, February 22, 2010 through December 31, 2012, MamaMancini’s paid an entity (Lakota Holdings LLC) controlled by Carl Wolf $139,926 for salaries and expense reimbursements for Carl Wolf.

Director Independence

The common stock of the Company is currently quoted on the OTCBB and OTCQB, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

For purposes of determining independence, the Company has adopted the definition of independence as contained in NASDAQ Market Place Rules 4200. Pursuant to the definition, the Company has determined that Steven Burns, Alfred D’Agostino, Thomas Toto, Dan Altobello and Dean Janeway qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2012 and 2011 were $25,000 and $0, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2012 and 2011 were $0 and $0.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2012 and 2011 were $1,600 and $-0-, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

As of December 31, 2012 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A
Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated January 24, 2013 by and among Mascot Properties, Inc., Mascot Properties Acquisition Corp., and MamaMancini’s Inc. (incorporated herein by reference to exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed on May 24, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to exhibit 3.1 of the Form S-1 filed on May 24, 2011).

3.2	By-Laws (incorporated herein by reference to exhibit 3.2 of the Form S-1 filed on May 24, 2011).

3.3	Certificate of Incorporation of MamaMancini’s Inc. (incorporated herein by reference to exhibit 3.3 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.4	By-Laws of MamaMancini’s (incorporated herein by reference to exhibit 3.4 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).

10.1	Supply Agreement between MamaMancini’s Inc. and Hors d’oeuvres Unlimited, Inc. (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.2	Development and License Agreement (incorporated herein by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

16.1	Letter by Seale and Beers dated (incorporated by reference to Exhibit 16.1of the Company’s Current Report on Form 8-K filed on January 24, 2013).

23.1	Concent of RRBB*

99.1	Letter of Resignation from David Dreslin, dated January 23, 2013. (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MamaMancini’s Holdings, Inc., Inc.

Date: April 16, 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer

