Form 10-K/A
period 2012-12-31
MamaMancini's Holdings, Inc.
filed 2013-05-08
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No.1

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

MAMAMANCINI’S HOLDING’S, INC.

2

On April 16, 2013, MamaMancini’s Holdings, Inc, a Nevada corporation (the “Company”), filed its annual report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”). On April 30, 2013, the Company received comments (the “Comments”) from the U.S. Securities and Exchange Commission (the “SEC”) related to Amendment No.2 to the Company’s Current Report on Form 8-K (the “8-K”) filed with the Commission on April 16, 2013 and, to the extent applicable, the Company’s Annual Report. This amendment to the Annual Report is being filed in response to such comments.

Specifically, this amendment is being furnished to (i) amend the Report of Independent Registered Public Accounting Firm to include the signature of the Auditor and (ii) amend certain disclosures in the Management Discussion and Analysis of Financial Condition and Results of Operation section of the Annual Report to reflect the changes made in the 8-K pursuant to the Comments.

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

Plan of Operation

The Company plans on aggressively increasing its distribution of products into new retail outlets in 2013. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of the year. Consumer public relations began in January with the hiring of The Door OnLine, a firm that specializes in consumer food products. Social media activity has increased with facebook, twitter, pinterest, utube, newsletter mailings, blogs, and helpful consumer content including a recipe bank of videos and special projects such as a MamaMancini’s Meatball Mobile Sweepstakes beginning mid-year. Aggressive consumer merchandising activity, including virtual couponing, product demonstrations, co-op retail advertising been undertaken to increase sales to existing customers and new customers.

We believe that the Company’s all natural, frozen and fresh meat line of 22 oz MamaMancini’s Brand of Slow Cooked Italian Sauce and Meatballs has shown excellent acceptance in the market since its introduction in late 2012. We believe that our pricing on the 22 oz line of beef, chicken, pork and turkey meatballs is attractive to our major customers.

Key sales personnel have been added and management believes that all major supermarket retailers, club stores and mass market accounts are actively being solicited. Additionally the Company has undertaken an effort to develop a sales network to major factors in the food service industry through fee based consultants who are specialists in this industry. The Company is also soliciting business in Canada and the Caribbean.

New products will be tested and offered for sale to our customer base in mid and late 2013. Vegetarian meatballs (Vegan), Mama’s Mac N Cheese, and a gluten free beef meatball are the first of these new products. In addition the Company will be testing cheese stuffed meatballs, flavored poultry meatballs, and spicy beef meatballs later in the year as well as potentially pasta with meatballs.

The Company owns 24% of the common equity of Meatball Obsession and is its exclusive supplier of its meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. Meatball Obsession opened its first location in 2012 in Manhattan and is opening its second location in Paramus Mall in April of this year. The business plan of Meatball Obsession is to rapidly open more units in 2014 based upon its success this year, however, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

The Company plans to increase its manufacturing source of supply in 2013 to meet an anticipated increased demand. Additions of high speed equipment and new production order flow will be undertaken in 2013. As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies but not guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also expects that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease in the labor costs.

The Company expects to have an operating loss in 2013 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for customers for initial trial, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

The Company believes that the MamaMancini’s Brand has potentially great market brand equity once it is established. We believe that MamaMancii’s products have the ability to grow into several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets, and other retailers. In addition we believe that MamaMancini’s products can be sold into food service channels, mass market, export or as a component of other products.

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

1. Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

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

The Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

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

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

As of December 31, 2012 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A
Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated January 24, 2013 by and among Mascot Properties, Inc., Mascot Properties Acquisition Corp., and MamaMancini’s Inc. (incorporated herein by reference to exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed on May 24, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to exhibit 3.1 of the Form S-1 filed on May 24, 2011).

3.2	By-Laws (incorporated herein by reference to exhibit 3.2 of the Form S-1 filed on May 24, 2011).

3.3	Certificate of Incorporation of MamaMancini’s Inc. (incorporated herein by reference to exhibit 3.3 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.4	By-Laws of MamaMancini’s (incorporated herein by reference to exhibit 3.4 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).

10.1	Supply Agreement between MamaMancini’s Inc. and Hors d’oeuvres Unlimited, Inc. (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.2	Development and License Agreement (incorporated herein by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

16.1	Letter by Seale and Beers dated (incorporated by reference to Exhibit 16.1of the Company’s Current Report on Form 8-K filed on January 24, 2013).

23.1	Con s ent of RRBB*

99.1	Letter of Resignation from David Dreslin, dated January 23, 2013. (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MamaMancini’s Holdings, Inc.

Date: May 7 , 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer

