Form 10-Q
period 2013-03-31
MamaMancini's Holdings, Inc.
filed 2013-05-09
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-150029

MamaMancini’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-067116
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

25 Branca Road

East Rutherford, NJ 07073

(Address of principal executive offices and zip Code)

(201) 531-1212

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 8, 2013, there were 20,854,000 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

3

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

4

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31 2013	December 31, 2012
	(unaudited)
Assets

Assets:
Cash	$668,180	$2,008,161
Accounts receivable, net	813,586	463,565
Inventories	99,095	76,570
Prepaid expenses and other current assets	135,806	64,178
Due from related party	30,000	-
Due from manufacturer - related party	227,003	159,200
Deposit with manufacturer - related party	223,860	192,956
Total current assets	2,197,530	2,964,630

Property and equipment, net	14,191	17,451

Total Assets	$2,211,721	$2,982,081

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$465,261	$329,233
Line of credit	200,000	200,000
Total current liabilities	665,261	529,233

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 20,854,000 and 20,054,000 shares issued and outstanding, respectively	209	201
Additional paid in capital	5,509,672	5,804,680
Accumulated deficit	(3,963,421)	(3,352,033)
Total Stockholders’ Equity	1,546,460	2,452,848

Total Liabilities and Stockholders’ Equity	$2,211,721	$2,982,081

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Sales - net of slotting fees and discounts	$1,772,164	$1,137,201

Cost of sales	1,282,102	784,271

Gross profit	490,062	352,930

Operating expenses
Research and development	3,143	-
General and administrative expenses	1,096,057	745,233
Total operating expenses	1,099,200	745,233

Loss from operations	(609,138)	(392,303)

Other income (expenses)
Interest expense	(2,250)	(7,854)
Total other income (expense)	(2,250)	(7,854)

Net loss	$(611,388)	$(400,157)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	20,640,667	15,000,000

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period January 1, 2012 through March 31, 2013

(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Equity

Balance, January 1, 2012	15,000,000	$150	$1,401,573	$(1,352,410)	$49,313

Common stock issued for cash	5,054,000	51	5,053,949	-	5,054,000

Warrants issued for services	-	-	438,122	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	201	5,804,680	(3,352,033)	2,452,848

Recapitalization	800,000	8	(295,008)	-	(295,000)

Net loss for the three months ended March 31, 2013	-	-	-	(611,388)	(611,388)

Balance, March 31, 2013	20,854,000	$209	$5,509,672	$(3,963,421)	$1,546,460

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,388)	$(400,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,260	2,903
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(350,021)	294,447
Inventories	(22,525)	(13,292)
Prepaid expenses and other assets	(71,628)	(32,233)
Deposit with manufacturer - related party	(30,904)	(49,931)
Increase (Decrease) in:
Accounts payable and accrued expenses	136,028	320,168
Due to manufacturer - related party	(67,803)	(69,544)
Net Cash Provided By (Used In) Operating Activities	(1,014,981)	52,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of shell company	(295,000)	-
Loans to related party	(30,000)	-
Net Cash Used In Investing Activities	(325,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit line	-	(72,000)
Net Cash Used In Financing Activities	-	(72,000)

Net Increase (Decrease) in Cash	(1,339,981)	(19,639)

Cash - Beginning of Period	2,008,161	16,505

Cash - End of Period	$668,180	$(3,134)

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$2,250	$7,854

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation.

Current Business of the Company

The Company is a manufacturer and distributor of a line of beef meatballs with sauce, turkey meatballs with sauce, Italian sausage with sauce and other similar Italian meats with sauces. The Company’s customers are located throughout the United States, with a large concentration in the Northeastern and Southeastern United States regions.

Mergers

On January 24, 2013, the Company, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s, Inc., a privately-held Delaware Corporation headquartered in New Jersey (“MamaMancini’s”) and an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into MamaMancini’s, with MamaMancini’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of MamaMancini’s in exchange for issuing MamaMancini’s shareholders (the “MamaMancini’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of the Company cancelled a total of 103,408,000 shares of the Company’s common stock held by them (the “Cancellation”). In consideration of the Cancellation of such common stock, the Company paid the Majority Shareholder in aggregate of $295,000 and 800,000 shares of common stock and released the other affiliates from certain liabilities. In addition, the Company has agreed to spinout to the Majority Shareholder all assets related to the Company’s real estate management business within 30 days after the closing. As a result of the Merger and the Cancellation, the MamaMancini’s Shareholders became the majority shareholders of the Company.

The consolidated financial statements presented for all periods through and including March 31, 2013 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the March 31, 2013 balance sheet presented for the Company.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The condensed consolidated financial statements and accompanying footnotes are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2012 filed on April 16, 2013. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2012 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2013.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2013 and December 31, 2012, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Finished goods	$99,095	$76,570

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

Stock Issuance Costs

Stock Issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the three months ended March 31, 2013 and year ended December 31, 2012 were $0 and $1,088,964, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended March 31, 2013 and 2012 were $3,143 and $0, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Gross Sales	$1,931,473	$1,222,287

Less: Slotting, Discounts, Allowances	159,309	85,086
Net Sales	$1,772,164	$1,137,201

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended March 31, 2013 and 2012 were $417,000 and $324,000, respectively.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services”.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations. For the three months ended March 31, 2013 and 2012 share based compensation amounted to $0.

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

The Company had the following potential common stock equivalents at March 31, 2013:

Common stock warrants, exercise price of $1.00	505,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	728,804

The Company had the following potential common stock equivalents at March 31, 2012:

Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	223,404

Since the Company reflected a net loss during the three months ended March 31, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $611,388 and $1,014,981, respectively, for the three months ended March 31, 2013.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property, Plant and Equipment:

Property, plant and equipment on March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Machinery and Equipment	$39,627	$39,627
Less: Accumulated Depreciation	25,436	22,176
	$14,191	$17,451

Depreciation expense charged to income for the three months ended March 31, 2013 and 2012 amounted to $3,260 and $2,903 respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Note 5 Credit Line

On October 13, 2010 the Company signed a revolving note (the “Note”) with The Provident Bank (the “Bank”). The outstanding balance of this Note is currently limited to $500,000 (originally $1,000,000) and expired August 31, 2012. On November 16, 2012, the maturity date of the Note was extended to January 1, 2013, on January 7, 2013 was further extended to May 1, 2013 and on May 1, 2013 was further extended to July 1, 2013 with a reduction of Note principal limited to $500,000. The outstanding balance accrues interest at a variable rate of 1.00% over the Wall Street Journal prime rate with a floor of 4.50% per annum. Interest is payable monthly and the rate as of March 31, 2013 and December 31, 2012 was 4.50% and 4.50%, respectively.

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

The balance outstanding on the revolving note at March 31, 2013 and December 31, 2012 was $200,000.

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

During 2013 the Company’s ownership interest in MO fell to 24% due to dilution.

During the three months ending March 31, 2013 and 2012, sales to MO were $23,965 and 2,773, respectively. At March 31, 2013 and December 31, 2012 the accounts receivable balance from MO was $16,323 and $12,680.

During the three months ended March 31, 2013, the Company loaned MO $30,000 for working capital purposes. The loan is non-interest bearing, unsecured and is due on June 19, 2013. The balance on the loan at March 31, 2013 was $30,000.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Summarized financial information for Meatball Obsession, LLC is as follows:

Balance Sheet Data

	March 31, 2013	December 31, 2012
Assets
Cash	$92,910	$117,777
Accounts receivable	7,121	5,234
Inventory	18,138	14,935
Property & equipment, net	148,258	75,861
Other assets	54,229	60,370
Total Assets	$320,656	$274,177

Liabilities and Members’ Equity
Accounts payable	$34,466	$25,731
Other current liabilities	36,725	8,354
Total Current Liabilities	71,191	34,085
Members’ Equity	249,465	240,092
Total Liabilities and Members’ Equity	$320,656	$274,177

Statement of Operations Data

	March 31, 2013	March 31, 2012
Revenues	$100,759	$7,109
Cost of goods sold	36,836	6,865
Expenses	150,414	130,009
Net operating loss	(86,491)	(129,765)
Other income (expenses)	(4,136)	(203)
Net loss	$(90,627)	$(129,968)

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

During the three months ended March 31, 2013 and 2012, the Company purchased substantially all of it’s inventory from the Manufacturer. At March 31, 2013 and December 31, 2012, the Company has a deposit on inventory in the amount of $223,860 and $192,956, respectfully, to this Manufacturer.

Due (to) from Manufacturer

During the three months ended March 31, 2013 and year ending December 31, 2012, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. At March 31, 2013 and December 31, 2012 the amount due from the Manufacturer is as follows:

	March 31, 2013	December 31, 2012
Customer receipts collected by Manufacturer on behalf of Company	$396,056	$301,447
Shared expenses paid by Manufacturer on behalf of the Company	(169,053)	(142,247)
Due (to) from Manufacturer	$227,003	$159,200

Note 8 Concentrations

Revenues

For the three months ended March 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	March 31, 2013	March 31, 2012
A	11%	12%
B	17%	11%
C	14%	7%
D	27%	42%
E	10%	8%

Accounts Receivable

For the three months ended March 31, 2013 and 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	March 31, 2013	March 31, 2012
A	12%	12%
B	16%	4%
C	10%	18%
D	14%	26%
E	17%	11%

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

Cost of Sales

For the three months ended March 31, 2013 and 2012, the Company had the following concentrations of purchases from vendors:

Vendor	March 31, 2013	March 31, 2012
A (Related Party)	100%	100%

Note 9 Stockholders’ Equity

(A) Common Stock Transactions

2013

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 800,000 shares of common stock.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2013	223,404	$1.00
Exercisable – March 31, 2013	223,404	$1.00

Options Outstanding				Options Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	223,404	3.93 years	$1.00	223,404	$1.00

At March 31, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $0.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	505,400	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2013	505,400	$1.00
Exercisable – March 31, 2013	505,400	$1.00

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	505,400	4.29 years	$1.00	505,404	$1.00

 At March 31, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $0.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

In order to continue the Exclusive term, the Company shall pay a minimum royalty with respect to the preceding Agreement year as follows:

Agreement Year	Minimum Royalty to be Paid with Respect to Such Agreement Year
1st and 2nd	$-
3rd and 4th	$50,000
5th, 6th and 7th	$75,000
8th and 9th	$100,000
10th and thereafter	$125,000

The Company incurred $71,116 and $47,054 of royalty expenses for the three months ended March 31, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

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

During the three months ended March 31, 2013 the Company paid to Spartan fees of $25,000 for future services. This payment is classified in the Balance sheet as a prepaid expense at March 31, 2013.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

Note 11 Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued. The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by MamaMancini’s Holdings, Inc. (“MamaMancini’s” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company plans on aggressively increasing its distribution of products into new retail outlets in 2013. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of the year. Consumer public relations began in January with the hiring of The Door OnLine, a firm that specializes in consumer food products. Social media activity has increased with facebook, twitter, pinterest, youtube, newsletter mailings, blogs, and helpful consumer content including a recipe bank of videos and special projects such as a MamaMancini’s Meatball Mobile Sweepstakes beginning mid-year. Aggressive consumer merchandising activity, including virtual couponing, product demonstrations, co-op retail advertising have been undertaken to increase sales to existing customers and new customers.

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

The Company believes that the MamaMancini’s Brand has potentially great market brand equity once it is established. We believe that MamaMancini’s products have the ability to grow into several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets, and other retailers. In addition we believe that MamaMancini’s products can be sold into food service channels, mass market, export or as a component of other products.

Results of Operations for the three months ended March 31, 2013 and 2012

The following table sets forth the summary income statement for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales - Net of slotting fees and discounts(1)	$1,772,164	$1,137,201
Gross Profit	$490,062	$352,930
Operating Expenses	$(1,099,200)	$(745,233)
Other Income (Expense)	$(2,250)	$(7,854)
Net Loss	$(611,388)	$(400,157)

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

For the three months ended March 31, 2013 and 2012, the Company reported a net loss of $(611,388) and $(400,157), respectively. The change in net loss between the three months ended March 31, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 16,500 retail and grocery locations at March 31, 2013 as compared to approximately 12,000 at March 31, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $103,000.

●	Payroll and related expenses increased by $125,000.

●	Directors fees increased by $12,000.

●	Trade show and Travel expenses increased by $7,000.

●	Commission expenses increased by $5,000.

●	Royalty expenses increased by $24,000.

●	Professional fees increased by $47,000.

●	Postage and freight increased by $23,000

Sales: Sales, net of slotting fees and discounts increased by approximately 56% to $1,772,164 during the three months ended March 31, 2013, from $1,137,201 during the corresponding three months ended March 31, 2012. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 16,500 retail and grocery locations at March 31, 2013 as compared to approximately 12,000 at March 31, 2012. The Company commenced operations during 2010.

Gross Profit: The gross profit margin decreased by approximately 3.0% of sales during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 47% during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The $353,967 increase in operating expenses is primarily attributable the following approximate increases in operating expenses: advertising and promotional expenses of $103,000 related to a new radio advertising campaign and special promotions, payroll and related expense of $125,000 as compensation to three new members of management and a new sale representative, Director’s fees of $12,000, trade show and travel expenses of $7,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased, royalties of $24,000 related to increased sales, professional fees of $47,000 due to the cost of being a public company and the reverse merger, postage and freight of $23,000; and commission expenses of $5,000 related to increased sales.

Other Income (Expense): Other expenses decreased by $5,604 to $(2,250) for the three months ended March 31, 2013 as compared to $(7,854) during the three months ended March 31, 2012. For the three months ended March 31, 2013 other expenses consisted of 2,250 in interest expense incurred on the company’s line of credit. For the three months ended March 31, 2012 other expenses consisted of $7,854 in interest expense incurred on the company’s line of credit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013 compared to December 31, 2012:

	Period ended
	March 31, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$2,197,530	$2,964,630	$(767,100)
Current Liabilities	$665,261	$529,233	$136,028
Working Capital	$1,532,269	$2,435,397	$(903,128)

As of March 31, 2013, we had working capital of $1,532,269 as compared to working capital of $2,435,397 as of December 31, 2012, a decrease of $903,128. The decrease in working capital is primarily attributable to net cash used in operating activities during the three months ended March 31, 2013. During the year ended December 31, 2012 the Company raised net proceeds of the $4,403,158 from the sale of 5,054,000 shares of common stock which was used to fund operations during the first quarter 2013.

Net cash provided by (used in) operating activities for the three months ended March 31, 2013 and 2012 was $(1,014,981) and $52,361, respectively. The Net Loss for the three months ended March 31, 2013 and 2012 was $(611,388) and $(400,157), respectively.

Net cash used in all investing activities for the three months ended March 31, 2013 was $(325,000) as compared to $0 for the three months ended March 31, 2012. The Company paid $295,000 for the acquisition of a company and loaned $30,000 to a related party during the three months ended March 31, 2013.

Net cash used by all financing activities for three months ended March 31, 2013 was $0 as compared to $72,000 for the three months ended March 31, 2012. During the three months ended March 31, 2012 the Company paid down the Company credit line in the amount of $72,000.

The Company believes that our existing available cash along with the contemplated capital raise in 2013 will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $611,388 and $1,014,981, respectively, for the three months ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months  ended March 31, 2013, there have been no unregistered sales of equity securities.

Item 3. Defaults upon Senior Securities.

There has been no  default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: May 9, 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

