Form 10-K/A
period 2012-12-31
MamaMancini's Holdings, Inc.
filed 2013-05-20
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

MAMAMANCINI’S HOLDING’S, INC.

2

Explanatory Note

On May 7 , 2013, MamaMancini’s Holdings, Inc, a Nevada corporation (the “Company”), filed an amendment to its annual report on Form 10-K /A for the year ended December 31, 2012 (the “Annual Report”). On May 17 , 2013, the Company received comments (the “Comments”) from the U.S. Securities and Exchange Commission (the “SEC”) related to Annual Report . This amendment to the Annual Report is being filed in response to such comments.

Specifically, this amendment is being furnished to (i) amend the Report of Independent Registered Public Accounting Firm to include the signature of the Auditor in accordance with Article 2 of Regulation S-X.

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

/s/ Rosenberg Rich Baker Berman & Company

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

MamaMancini’s Holdings, Inc.

Date: May 1 7, 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer

