Form 10-Q
period 2013-06-30
MamaMancini's Holdings, Inc.
filed 2013-08-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-150029

MamaMancini’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-067116
(State or other jurisdiction	(IRS Employer
of incorporation)	I.D. No.)

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

As of August 14, 2013, there were 22,613,028 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

3

MamaMancini’s Holdings, Inc.

Condensed Consolidated Financial Statements

June 30, 2013

4

MamaMancini's Holdings, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets

Assets:
Cash	$184,254	$2,008,161
Accounts receivable, net	644,541	463,565
Inventories	91,044	76,570
Prepaid expenses and other current assets	133,493	64,178
Due from related party	30,000	-
Due from manufacturer - related party	377,908	159,200
Deposit with manufacturer - related party	84,227	192,956
Total current assets	1,545,467	2,964,630

Property and equipment, net	84,736	17,451

Total Assets	$1,630,203	$2,982,081

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable and accrued expenses	$330,711	$329,233
Line of credit	350,000	200,000
Total current liabilities	680,711	529,233

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 20,854,000 and 20,054,000 shares issued and outstanding, respectively	209	201
Additional paid in capital	5,665,776	5,804,680
Accumulated deficit	(4,716,493)	(3,352,033)
Total Stockholders' Equity	949,492	2,452,848

Total Liabilities and Stockholders' Equity	$1,630,203	$2,982,081

See accompanying notes to financial statements

MamaMancini's Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales - net of slotting fees and discounts	$1,700,388	$1,274,763	$3,472,552	$2,411,964

Cost of sales	1,185,886	869,695	2,467,988	1,653,966

Gross profit	514,502	405,068	1,004,564	757,998

Operating expenses
Research and development	3,995	41,043	7,138	41,043
General and administrative expenses	1,262,054	826,350	2,358,111	1,571,583
Total operating expenses	1,266,049	867,393	2,365,249	1,612,626

Loss from operations	(751,547)	(462,325)	(1,360,685)	(854,628)

Other income (expenses)
Interest expense	(1,525)	(2,418)	(3,775)	(10,272)
Total other income (expense)	(1,525)	(2,418)	(3,775)	(10,272)

Net loss	$(753,072)	$(464,743)	$(1,364,460)	$(864,900)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Weighted average common shares outstanding -basic and diluted	20,854,000	16,930,154	20,747,923	15,965,077

See accompanying notes to financial statements

MamaMancini's Holdings, Inc.
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period January 1, 2012 through June 30, 2013
(unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Equity

Balance, January 1, 2012	15,000,000	$150	$1,401,573	$(1,352,410)	$49,313

Common stock issued for cash	5,054,000	51	5,053,949	-	5,054,000

Warrants issued for services	-	-	438,122	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	201	5,804,680	(3,352,033)	2,452,848

Recapitalization	800,000	8	(295,008)	-	(295,000)

Stock options issued for services	-	-	156,104	-	156,104

Net loss for the six months ended June 30, 2013	-	-	-	(1,364,460)	(1,364,460)

Balance, June 30, 2013	20,854,000	$209	$5,665,776	$(4,716,493)	$949,492

See accompanying notes to financial statements

MamaMancini's Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,364,460)	$(864,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,752	5,806
Share-based compensation	156,104	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(180,976)	258,840
Inventories	(14,474)	57,333
Prepaid expenses and other assets	(69,315)	48,469
Due from manufacturer - related party	(218,708)	-
Deposit with manufacturer - related party	108,729	2,860
Increase (Decrease) in:
Accounts payable and accrued expenses	1,478	127,397
Due to manufacturer - related party	-	(69,544)
Net Cash Provided By (Used In) Operating Activities	(1,571,870)	(433,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(77,037)	(10,000)
Cash paid for acquisiton of shell company	(295,000)	-
Loans to related party	(30,000)	-
Net Cash Used In Investing Activities	(402,037)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,514,000
Stock issuance costs	-	(414,925)
Proceeds from credit line	150,000	-
Repayment of credit line	-	(300,000)
Net Cash Provided By (Used In) Financing Activities	150,000	1,799,075

Net Increase (Decrease) in Cash	(1,823,907)	1,355,336

Cash - Beginning of Period	2,008,161	16,505

Cash - End of Period	$184,254	$1,371,841

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$3,775	$10,272

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$213,971	$-

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

The consolidated financial statements presented for all periods through and including June 30, 2013 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the June 30, 2013 balance sheet presented for the Company.

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

June 30, 2013

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2013 and December 31, 2012, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Finished goods	$91,044	$76,570

Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Vehicles	3-5 years

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

Stock Issuance Costs

Stock Issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the six months ended June 30, 2013 and year ended December 31, 2012 were$0 and $1,088,964, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Research and Development

Research and development is expensed as incurred. Research and development expenses for the six months ended June 30, 2013 and 2012 were $7,138 and $41,043, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Gross Sales	$3,716,948	$2,532,753

Less: Slotting, Discounts, Allowances	244,396	120,789
Net Sales	$3,472,552	$2,411,964

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the six months ended June 30, 2013 and 2012 were $810,722 and $657,107, respectively.

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

June 30, 2013

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations. For the six months ended June 30, 2013 and 2012 share based compensation amounted to $156,104 and $213,971, respectively. The $213,971 recorded for the six months ended June 30, 2012 was a direct cost of the stock offering and has been recorded as a reduction in additional paid in capital.

For the six months ended June 30, 2013, when computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used was 0.68%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

●	The expected volatility was bench marked against similar companies in a similar industry. The expected volatility used was 144%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

For the six months ended June 30, 2012, when computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.75%-1.01%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

●	The expected warrant term is the life of the warrant.

●	Given the Company was privately held, expected volatility was bench marked against similar companies in a similar industry. The expected volatility used was 128%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

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

The Company had the following potential common stock equivalents at June 30, 2013:

Common stock warrants, exercise price of $1.00	505,400
Common stock options, exercise price of $1.00	491,404
Total common stock equivalents	996,804

The Company had the following potential common stock equivalents at June 30, 2012:

Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	223,404

Since the Company reflected a net loss during the three and six months ended June 30, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,364,460 and $1,571,870, respectively, for the six months ended June 30, 2013.

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

Note 4 Property, Plant and Equipment:

Property, plant and equipment on June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Machinery and Equipment	$97,775	$39,627
Vehicles	18,889	-
	116,664	39,627
Less: Accumulated Depreciation	31,928	22,176
	$84,736	$17,451

Depreciation expense charged to income for the six months ended June 30, 2013 and 2012 amounted to $9,752 and $5,806 respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Note 5 Credit Line

On October 13, 2010 the Company signed a revolving note (the “Note”) with Provident Bank (the “Bank”). The outstanding balance of this Note is currently limited to $500,000 (originally $1,000,000) and expired August 31, 2012. On November 16, 2012, the maturity date of the Note was extended to January 1, 2013, on January 7, 2013 was further extended to May 1, 2013, on May 1, 2013 was further extended to July 1, 2013 with a reduction of Note principal limited to $500,000 and on July 3, 2013 was further extended to September 1, 2013 with a reduction of Note principal limited to $400,000. The outstanding balance accrues interest at a variable rate of 1.00% over the Wall Street Journal prime rate with a floor of 4.50% per annum. (Starting July 2013 the interest rate floor increased to 5%) Interest is payable monthly and the rate as of June 30, 2013 and December 31, 2012 was 4.50% and 4.50%, respectively.

Advances are limited to 80% of eligible receivables (75 days from invoice) and 35% of finished goods inventory. (Starting July 2013 advances are limited to 70% of eligible receivables) Inventory advances shall be capped at $250,000. Concentrations from any one customer exceeding 30% of total accounts receivable will be excluded from the borrowing base availability. The note is secured by accounts receivable, inventory, financial instruments, equipment, general intangibles and investment property and personal and unconditional guarantees of two of the shareholders of the Company.

The balance outstanding on the revolving note at June 30, 2013 and December 31, 2012 was $350,000 and $200,000, respectively.

The Company is currently in negotiations to refinance a $1,500,000 credit line and has already executed a non-binding term sheet.

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

During the six months ending June 30, 2013 and 2012, sales to MO were $60,208 and $32,509, respectively. At June 30, 2013 and December 31, 2012 the accounts receivable balance from MO was $36,243 and $13,893.

During the six months ended June 30, 2013, the Company loaned MO $30,000 for working capital purposes. The loan is non-interest bearing, unsecured and was due on June 19, 2013. The balance on the loan at June 30, 2013 was $30,000. The loan was paid in full on July 8, 2013.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Summarized financial information for Meatball Obsession, LLC is as follows:

Balance Sheet Data

	June 30, 2013	December 31, 2012
Assets
Cash	$32,314	$117,777
Accounts receivable	5,649	5,234
Inventory	13,259	14,935
Property & equipment, net	155,922	75,861
Other assets	55,111	60,370
Total Assets	$262,256	$274,177

Liabilities and Members’ Equity
Accounts payable	$44,356	$25,731
Other current liabilities	75,394	8,354
Total Current Liabilities	119,750	34,085
Members’ Equity	142,507	240,092
Total Liabilities and Members’ Equity	$262,256	$274,177

Statement of Operations Data

	June 30, 2013	June 30, 2012
Revenues	$261,360	$129,095
Cost of goods sold	99,334	59,227
Expenses	355,853	365,890
Net operating loss	(193,827)	(296,022)
Other income (expenses)	(3,758)	(819)
Net loss	$(197,585)	$(296,841)

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

During the six months ended June 30, 2013 and 2012, the Company purchased substantially all of it’s inventory from the Manufacturer. At June 30, 2013 and December 31, 2012, the Company has a deposit on inventory in the amount of $84,227 and $192,956, respectfully, to this Manufacturer.

Due (to) from Manufacturer

During the six months ended June 30, 2013 and year ending December 31, 2012,the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. At June 30, 2013 and December 31, 2012 the amount due from the Manufacturer is as follows:

	June 30, 2013	December 31, 2012
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$301,447
Shared expenses paid by Manufacturer on behalf of the Company	(197,347)	(142,247)
Due (to) from Manufacturer	$377,908	$159,200

Note 8 Concentrations

Revenues

For the six months ended June 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	June 30, 2013	June 30, 2012
A	16%	13%
B	15%	8%
C	23%	44%
E	10%	4%
H	10%	11%

Accounts Receivable

As of June 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	June 30, 2013	December 31, 2012
A	8%	13%
B	27%	30%
C	22%	20%
D	5%	3%

Cost of Sales

For the six months ended June 30, 2013 and 2012, the Company had the following concentrations of purchases from vendors:

Vendor	June 30, 2013	June 30, 2012
A (Related Party)	100%	100%

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

Note 9 Stockholders’ Equity

(A) Common Stock Transactions

2013

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 800,000 shares of common stock.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	541,404	$1.00
Exercisable – June 30, 2013	423,532	$1.00

Options Outstanding				Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	541,404	4.35 years	$1.00	423,532	$1.00

At June 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $541,404 and $0, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	505,400	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2013	505,400	$1.00
Exercisable – June 30, 2013	505,400	$1.00

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	505,400	4.04 years	$1.00	505,400	$1.00

At June 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $505,400 and $0, respectively.

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

June 30, 2013

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

The Company incurred $118,122 and $86,461 of royalty expenses for the six months ended June 30, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

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

During the six months ended June 30, 2013 the Company paid to Spartan fees of $25,000 for future services. This payment is classified in the Balance sheet as a prepaid expense at June 30, 2013.

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

June 30, 2013

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

Note 11 Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

From July 1, 2013 through August 13, 2013, the Company issued 1,759,028 shares of common stock to investors in exchange for $2,638,500 in proceeds in connection with the private placement of the Company’s stock. The Company incurred approximately $398,143 in stock issuance costs in conjunction with the placement.

The Company is currently in negotiations to refinance a $1,500,000 credit line and has already executed a non-binding term sheet.

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

Results of Operations for the three months ended June 30, 2013 and 2012

The following table sets forth the summary income statement for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012

Sales - Net of slotting fees and discounts(1)	$1,700,388	$1,274,763
Gross Profit	$514,502	$405,068
Operating Expenses	$(1,266,049)	$(867,393)
Other Income (Expense)	$(1,525)	$(2,418)
Net Loss	$(753,072)	$(464,743)

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

For the three months ended June 30, 2013 and 2012, the Company reported a net loss of $(753,072) and $(464,743), respectively. The change in net loss between the three months ended June 30, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 17,000 retail and grocery locations at June 30, 2013 as compared to approximately 12,000 at June 30, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $64,000.

●	Payroll and related expenses increased by $65,000.

●	Stock based compensation increased by $156,000.

●	Trade show and Travel expenses increased by $33,000.

●	Commission expenses increased by $7,500.

●	Royalty expenses increased by $7,500.

●	Professional fees increased by $130,000.

●	Postage and freight increased by $12,000.

●	Marketing research costs decreased by $52,000.

●	Product development costs decreased by $35,000

Sales: Sales, net of slotting fees and discounts increased by approximately 33% to $1,700,388 during the three months ended June 30, 2013, from $1,274,763 during the corresponding three months ended June 30, 2012. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 17,000 retail and grocery locations at June 30, 2013 as compared to approximately 12,000 at June 30, 2012.

Gross Profit: The gross profit margin decreased by approximately 1.5% of sales during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 46% during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The $398,656 increase in operating expenses is primarily attributable the following approximate increases in operating expenses: advertising and promotional expenses of $64,000 related to a new radio advertising campaign and special promotions, payroll and related expense of $65,000 as compensation to three new members of management and a new sales representative, stock based compensation of $156,000 as a result of stock options issued during the quarter, trade show and travel expenses of $33,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased, royalties of $7,500 related to increased sales, professional fees of $130,000 due to the cost of being a public company and the reverse merger, postage and freight of $12,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them, and commission expenses of $7,500 related to increased sales. These expense increases were offset by decreases in the following expenses: Marketing research costs decreased by $52,000 due to the Company electing not to spend on research for the three months ending on June 30, 2013; and product development costs decreased by $35,000 due to the Company electing not to spend on product development costs for the three months ending on June 30, 2013.

Other Income (Expense): Other expenses decreased by $893 to $(1,525) for the three months ended June 30, 2013 as compared to $(2,418) during the three months ended June 30, 2012. For the three months ended June 30, 2013 other expenses consisted of $1,525 in interest expense incurred on the company’s line of credit. For the three months ended June 30, 2012 other expenses consisted of $2,418 in interest expense incurred on the company’s line of credit.

Results of Operations for the six months ended June 30, 2013 and 2012

The following table sets forth the summary income statement for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012

Sales - Net of slotting fees and discounts(1)	$3,472,552	$2,411,964
Gross Profit	$1,004,564	$757,998
Operating Expenses	$(2,365,249)	$(1,612,626)
Other Income (Expense)	$(3,775)	$(10,272)
Net Loss	$(1,364,460)	$(864,900)

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

For the six months ended June 30, 2013 and 2012, the Company reported a net loss of $(1,364,460) and $(864,900), respectively. The change in net loss between the six months ended June 30, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 17,000 retail and grocery locations at June 30, 2013 as compared to approximately 12,000 at June 30, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $160,000.

●	Payroll and related expenses increased by $190,000.

●	Stock based compensation increased by $156,000.

●	Directors fees increased $15,000

●	Trade show and Travel expenses increased by $28,000.

●	Commission expenses increased by $17,000.

●	Royalty expenses increased by $32,000.

●	Professional fees increased by $132,000.

●	Postage and freight increased by $35,000.

●	Public relations expenses increased $24,000.

●	Marketing research costs decreased by $52,000.

●	Product development costs decreased by $35,000

Sales: Sales, net of slotting fees and discounts increased by approximately 44% to $3,472,522 during the six months ended June 30, 2013, from $2,411,964 during the corresponding six months ended June 30, 2012. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 17,000 retail and grocery locations at June 30, 2013 as compared to approximately 12,000 at June 30, 2012.

Gross Profit: The gross profit margin decreased by approximately 2.5% of sales during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 46.7% during the six months ended June 30, 2013, as compared to the three months ended June 30, 2012. The $752,623 increase in operating expenses is primarily attributable the following approximate increases in operating expenses: advertising and promotional expenses of $160,000 related to a new radio advertising campaign and special promotions, payroll and related expense of $190,000 as compensation to three new members of management and a new sales representative, stock based compensation of $156,000 as a result of stock options issued during the period, Director’s fees of $15,000, trade show and travel expenses of $28,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased, royalties of $32,000 related to increased sales, professional fees of $132,000 due to the cost of being a public company and the reverse merger, postage and freight of $35,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them, public relations expenses of $24,000 because the Company needed the exposure to enhance sales, and commission expenses of $17,000 related to increased sales. These expense increases were offset by decreases in the following expenses: Marketing research costs decreased by $52,000 due to the Company deciding not to spend on marketing research costs during the six months ending on June 30, 2013; and product development costs decreased by $35,000 due to the Company electing not to spend on product development costs in the six months ending on June 30, 2013.

Other Income (Expense): Other expenses decreased by $6,497 to $(3,775) for the six months ended June 30, 2013 as compared to $(10,272) during the six months ended June 30, 2012. For the six months ended June 30, 2013 other expenses consisted of $3,775 in interest expense incurred on the company’s line of credit. For the six months ended June 30, 2012 other expenses consisted of $10,272 in interest expense incurred on the company’s line of credit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 compared to December 31, 2012:

	Period ended
	June 30, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$1,545,467	$2,964,630	$(1,419,163)
Current Liabilities	$680,711	$529,233	$151,478
Working Capital	$864,756	$2,435,397	$(1,570,641)

As of June 30, 2013, we had working capital of $864,756 as compared to working capital of $2,435,397 as of December 31, 2012, a decrease of $1,570,641. The decrease in working capital is primarily attributable to net cash used in operating activities during the six months ended June 30, 2013. During the year ended December 31, 2012 the Company raised net proceeds of the $4,403,158 from the sale of 5,054,000 shares of common stock which was used to fund operations during the first and second quarter 2013.

Net cash (used in) operating activities for the six months ended June 30, 2013 and 2012 was $(1,571,870) and $(433,739), respectively. The Net Loss for the six months ended June 30, 2013 and 2012 was $(1,364,460) and $(864,900), respectively.

Net cash used in all investing activities for the six months ended June 30, 2013 was $(402,037) as compared to $(10,000) for the six months ended June 30, 2012. The Company paid $295,000 for the acquisition of a company $77,000 for machinery and equipment and loaned $30,000 to a related party on a short term basis during the six months ended June 30, 2013. In July 2013 this loan was paid back. The Company paid $10,000 for machinery and equipment during the six months ended June 30, 2012.

Net cash provided by financing activities for six months ended June 30, 2013 was $150,000 as compared to $1,799,075 for the six months ended June 30, 2012. During the six months ended June 30, 2013 the Company received advances from the Company credit line in the amount of $150,000. During the six months ended June 30, 2012 the Company received net proceeds of $2,099,075 from the sale of common stock and paid down the Company credit line in the amount of $300,000.

The Company believes that our existing available cash along with the net proceeds from the issuance of securities from the fourth quarter of 2012 and capital raise in 2013 will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,364,460 and $1,571,870, respectively, for the six months ended June 30, 2013.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. During the Third Quarter 2013, Management has begun to raise capital through debt and/or equity financing. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

When computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected term is the contractual term of the option/warrant.

●	Given the Company was privately held and the company does not have significant history expected volatility was benchmarked against similar companies in a similar industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities not otherwise reported on a Current Report on Form 8-K for the period ended June 30, 2013.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: August 14, 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

