Form 10-Q
period 2013-09-30
MamaMancini's Holdings, Inc.
filed 2013-11-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-150029

MamaMancini’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-067116
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

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

As of November 13, 2013, there were 24,187,000 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

3

MamaMancini’s Holdings, Inc.

Condensed Consolidated Financial Statements

September 30, 2013

4

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
Assets

Assets:
Cash	$1,918,221	$2,008,161
Accounts receivable, net	1,059,786	463,565
Inventories	51,037	76,570
Prepaid expenses and other current assets	135,802	64,178
Deposit on property and equipment	148,127	-
Due from manufacturer - related party	445,379	159,200
Deposit with manufacturer - related party	202,728	192,956
Total current assets	3,961,080	2,964,630

Property and equipment, net	442,167	17,451

Total Assets	$4,403,247	$2,982,081

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$407,419	$329,233
Line of credit	-	200,000
Total current liabilities	407,419	529,233

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 23,625,334 and 20,054,000 shares issued and outstanding, respectively	236	201
Additional paid in capital	9,205,653	5,804,680
Accumulated deficit	(5,210,061)	(3,352,033)
Total Stockholders’ Equity	3,995,828	2,452,848

Total Liabilities and Stockholders’ Equity	$4,403,247	$2,982,081

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales - net of slotting fees and discounts	$2,167,517	$969,414	$5,640,069	$3,381,378

Cost of sales	1,543,029	712,888	4,011,017	2,366,854

Gross profit	624,488	256,526	1,629,052	1,014,524

Operating expenses
Research and development	5,212	24,027	12,350	65,070
General and administrative expenses	1,108,072	687,600	3,466,183	2,259,183
Total operating expenses	1,113,284	711,627	3,478,533	2,324,253

Loss from operations	(488,796)	(455,101)	(1,849,481)	(1,309,729)

Other income (expenses)
Interest expense	(4,772)	-	(8,547)	(10,047)
Miscellaneous income	-	225	-	-
Total other income (expense)	(4,772)	225	(8,547)	(10,047)

Net loss	$(493,568)	$(454,876)	$(1,858,028)	$(1,319,776)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.09)	$(0.08)

Weighted average common shares outstanding-basic and diluted	22,424,957	18,161,717	21,313,077	16,702,635

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period January 1, 2012 through September 30, 2013

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2012	15,000,000	$150	$1,401,573	$(1,352,410)	$49,313

Common stock issued for cash	5,054,000	51	5,053,949	-	5,054,000

Warrants issued for services	-	-	438,122	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	201	5,804,680	(3,352,033)	2,452,848

Common stock issued for cash	2,771,334	28	4,156,972	-	4,157,000

Recapitalization	800,000	8	(295,008)	-	(295,000)

Stock options issued for services	-	-	156,533	-	156,533

Warrants issued for services	-	-	505,973	-	505,973

Stock issuance costs	-	-	(1,123,498)	-	(1,123,498)

Net loss for the nine months ended September 30, 2013	-	-	-	(1,858,028)	(1,858,028)

Balance, September 30, 2013	23,625,334	$236	$9,205,653	$(5,210,061)	$3,995,828

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,858,028)	$(1,319,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,662	9,304
Share-based compensation	156,533	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(596,221)	153,482
Inventories	25,533	(42,386)
Prepaid expenses and other assets	(71,624)	61,353
Due from manufacturer - related party	(286,179)	-
Deposit with manufacturer - related party	(9,772)	(133,918)
Increase (Decrease) in:
Accounts payable and accrued expenses	38,633	(109,153)
Due to manufacturer - related party	-	(19,544)
Net Cash Used In Operating Activities	(2,580,463)	(1,400,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(405,825)	(10,000)
Deposits on property and equipment	(148,127)	-
Cash paid for acquisiton of shell company	(295,000)	-
Loans to related party	(30,000)	-
Related party loans repaid	30,000	-
Net Cash Used In Investing Activities	(848,952)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,157,000	3,454,000
Stock issuance costs	(617,525)	(510,339)
Proceeds from credit line	150,000	-
Repayment of credit line	(350,000)	(300,000)
Net Cash Provided By Financing Activities	3,339,475	2,643,661

Net Increase (Decrease) in Cash	(89,940)	1,233,023

Cash - Beginning of Period	2,008,161	16,505

Cash - End of Period	$1,918,221	$1,249,528

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$8,547	$10,047

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$505,973	$293,898
Machinery and equipment purchased on account	$39,553	$-

See accompanying notes to financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The consolidated financial statements presented for all periods through and including September 30, 2013 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the September 30, 2013 balance sheet presented for the Company.

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

September 30, 2013

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2013 and December 31, 2012, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Finished goods	$51,037	$76,570

Depreciation

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7	years
Vehicles	3-5	years

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

Stock Issuance Costs

Stock Issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the nine months ended September 30, 2013 and year ended December 31, 2012 were $1,123,498 and $1,088,964, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Research and Development

Research and development is expensed as incurred. Research and development expenses for the nine months ended September 30, 2013 and 2012 were $12,350 and $65,070, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Gross Sales	$6,033,622	$3,606,759

Less: Slotting, Discounts, Allowances	393,553	225,381
Net Sales	$5,640,069	$3,381,378

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the nine months ended September 30, 2013 and 2012 were $1,267,035 and $906,814, respectively.

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

September 30, 2013

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations. For the nine months ended September 30, 2013 and 2012 share based compensation amounted to $662,506 and $293,898, respectively. $505,973 of the $662,506 recorded for the nine months ended September 30, 2013 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital. The $293,898 recorded for the nine months ended September 30, 2012 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital.

For the nine months ended September 30, 2013, when computing fair value of share based payments, the Company has considered the following variables:

● The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.68%-1.71%.

● The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

● The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

● The expected warrant term is the life of the warrant.

● The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used had a range of 144%-145%.

● The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

For the nine months ended September 30, 2012, when computing fair value of share based payments, the Company has considered the following variables:

● The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.63%-1.01%.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

● Given the Company was privately held, expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used was 128%.

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

The Company had the following potential common stock equivalents at September 30, 2013:

Common stock warrants, exercise price range of $1.00-$1.50	782,534
Common stock options, exercise price of$1.00	420,923
Total common stock equivalents	1,203,457

The Company had the following potential common stock equivalents at September 30, 2012:

Common stock warrants, exercise price of $1.00	345,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	568,804

Since the Company reflected a net loss during the three and nine months ended September 30, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

September 30, 2013

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

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $1,858,028 and $2,580,463, respectively, for the nine months ended September 30, 2013.

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

Note 4 Property, Plant and Equipment:

Property, plant and equipment on September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Machinery and Equipment	$466,116	$39,627
Vehicles	18,889	-
	485,005	39,627
Less: Accumulated Depreciation	42,838	22,176
	$442,167	$17,451

Depreciation expense charged to income for the nine months ended September 30, 2013 and 2012 amounted to $20,662 and $9,304 respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The balance outstanding on the revolving note at September 30, 2013 and December 31, 2012 was $0 and $200,000, respectively. On September 9, 2013 the Note was repaid and cancelled.

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

During the nine months ending September 30, 2013 and 2012, sales to MO were $84,978 and $50,721, respectively. At September 30, 2013 and December 31, 2012 the accounts receivable balance from MO was $43,466 and $13,893.

During the six months ended June 30, 2013, the Company loaned MO $30,000 for working capital purposes. The loan is non-interest bearing, unsecured and was due on June 19, 2013. The loan was paid in full on July 8, 2013.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Summarized financial information for Meatball Obsession, LLC is as follows:

Balance Sheet Data

	September 30, 2013	December 31, 2012
Assets
Cash	$5,380	$117,777
Accounts receivable	6,698	5,234
Inventory	12,532	14,935
Property & equipment,net	155,922	75,861
Other assets	55,121	60,370
Total Assets	$235,653	$274,177

Liabilities and Members’ Equity
Accounts payable	$72,867	$25,731
Other current liabilities	69,256	8,354
Total Current Liabilities	142,123	34,085
Members’ Equity	93,530	240,092
Total Liabilities and Members’ Equity	$235,653	$274,177

Statement of Operations Data

	September 30, 2013	September 30, 2012
Revenues	$408,724	$214,360
Cost of goods sold	157,871	94,175
Expenses	542,958	480,404
Net operating loss	(292,105)	(360,219)
Other income (expenses)	(4,457)	(688)
Net loss	$(296,562)	$(360,907)

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

September 30, 2013

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

During the nine months ended September 30, 2013 and 2012, the Company purchased substantially all of it’s inventory from the Manufacturer. At September 30, 2013 and December 31, 2012, the Company has a deposit on inventory in the amount of $202,728 and $192,956, respectfully, to this Manufacturer.

Due (to) from Manufacturer

During the nine months ended September 30, 2013 and year ending December 31, 2012,the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. At September 30, 2013 and December 31, 2012 the amount due from the Manufacturer is as follows:

	September 30, 2013	December 31, 2012
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$301,447
Loan to Manufacturer	100,000	-
Shared expenses paid by Manufacturer on behalf of the Company	(229,876)	(142,247)
Due (to) from Manufacturer	$445,379	$159,200

Note 8 Concentrations

Revenues

For the nine months ended September 30, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	September 30, 2013	September 30, 2012
A	15%	15%
B	19%	8%
C	19%	39%
D	13%	3%
E	9%	13%

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Accounts Receivable

As of September 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	September 30, 2013	December 31, 2012
A	9%	13%
B	15%	30%
C	8%	20%
D	30%	-%

Cost of Sales

For the nine months ended September 30, 2013 and 2012, the Company had the following concentrations of purchases from vendors:

Vendor	September 30, 2013	September 30, 2012
A (Related Party)	100%	100%

Note 9 Stockholders’ Equity

(A) Common Stock Transactions

2013

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 800,000 shares of common stock.

From July 1, 2013 through September 30, 2013, the Company issued 2,771,334 shares of common stock to investors in exchange for $4,157,000 in proceeds in connection with the private placement of the Company’s stock. The Company incurred $1,123,498 in stock issuance costs in conjunction with the placement.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	541,404	$1.00
Exercisable – September 30, 2013	420,923	$1.00

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	541,404	4.10 years	$1.00	420,923	$1.00

At September 30, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $541,404 and $0, respectively.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	505,400	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00
Granted	277,134	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2013	782,534	$1.18
Exercisable – September 30, 2013	782,534	$1.18

Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.50	782,534	4.17 years	$1.18	782,534	$1.18

At September 30, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $643,967 and $0, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The Company incurred $156,743 and $119,777 of royalty expenses for the nine months ended September 30, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

Agreements with Placement Agents and Finders

(A)	December 1, 2011

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

Along with the above fees, the Company shall pay up to $40,000 for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company.

During the year ended 2012 the Company paid to Spartan fees of $505,400 and issued Spartan 505,400 five year warrants with an exercise price of $1.00.

(B)	May 2, 2013

The Company entered into a second Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective May 2, 2013 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, Spartan will act as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $5 million of the Company’s equity and/or debt securities and/or convertible instruments (the “Securities”).

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

The Company shall pay to Spartan a non-refundable monthly fee of $10,000 over a twelve to twenty four month period upon Spartan’s satisfaction of certain thresholds (raising of aggregate gross proceeds of $4.0 mil- $5.0 mil) outlined in the Spartan Advisory Agreement. On October 29, 2013 the company entered into an amendment to the Agreement and the $10,000 monthly fee was cancelled.

During the nine months ended September 30, 2013 the Company paid to Spartan fees of $540,410 and issued Spartan 277,133 five year warrants with an exercise price of $1.50.

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

September 30, 2013

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

On October 16, 2013, the Company issued 562,000 shares of common stock to investors in exchange for $843,000 in proceeds in connection with the private placement of the Company’s stock. The Company incurred approximately $109,590 in stock issuance costs in conjunction with the placement and issued Spartan 56,200 five year warrants with an exercise price of $1.50.

The Company entered into a third Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective October 22, 2013 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, Spartan will act, for a minimum of twenty-four months from the date of the agreement, as the Company’s exclusive financial advisor and placement agent to assist the Company in connection with a best efforts private placement (the “Financing”) of up to $2.5 million of the Company’s equity and/or debt securities and/or convertible instruments (the “Securities”).

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

The Company shall pay to Spartan a non-refundable monthly fee of $10,000 for the term of the agreement. Such monthly fee shall survive any termination of the Agreement.

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

Plan of Operation

The Company plans on aggressively increasing its distribution of products into new retail outlets in 2013. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of the year, and also has commercials running on political talk radio as well as during NFL and NCAA football radio broadcasts. Social media activity has increased with facebook, twitter, pinterest, utube, newsletter mailings, blogs, and helpful consumer content including a recipe bank of videos and special projects such as a MamaMancini’s Meatball Mobile Sweepstakes beginning mid-year. Aggressive consumer merchandising activity, including virtual couponing, product demonstrations, co-op retail advertising been undertaken to increase sales to existing customers and new customers.

We believe that the Company’s all natural, frozen and fresh meat line of 22 ozMamaMancini’s Brand of Slow Cooked Italian Sauce and Meatballs has shown excellent acceptance in the market since its introduction in late 2012. We believe that our pricing on the 22 oz line of beef, chicken, pork and turkey meatballs is attractive to our major customers.

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

The Company owns 24% of the common equity of Meatball Obsession and is its exclusive supplier of its meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. Meatball Obsession opened its first location in 2012 in Manhattan and opened its second location in the Garden State Plaza Mall in May of this year. The business plan of Meatball Obsession is to rapidly open more units in 2014 based upon its success this year, however, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

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

Results of Operations for the three months ended September 30, 2013 and 2012

The following table sets forth the summary income statement for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012

Sales - Net of slotting fees and discounts(1)	$2,167,517	$969,414
Gross Profit	$624,488	$256,526
Operating Expenses	$(1,113,284)	$(711,627)
Other Income (Expense)	$(4,772)	$225
Net Loss	$(493,568)	$(454,876)

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

For the three months ended September 30, 2013 and 2012, the Company reported a net loss of $(493,568) and $(454,876), respectively. The change in net loss between the three months ended September 30, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 19,500 product placements on retailer shelves at September 30, 2013 as compared to approximately 12,000 at September 30, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $215,000.

●	Payroll and related expenses increased by $56,000.

●	Public relations expenses increased by $8,000.

●	Insurance expense increased by $11,000.

●	Commission expenses increased by $48,000.

●	Royalty expenses increased by $5,000.

●	Professional fees increased by $31,000.

●	Postage and freight increased by $63,000.

●	Depreciation expense increased by $7,500

●	Marketing research & social media costs decreased by $36,000.

●	Product development costs decreased by $19,000

Sales: Sales, net of slotting fees and discounts increased by approximately 124% to $2,167,517 during the three months ended September 30, 2013, from $969,414 during the corresponding three months ended September 30, 2012. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 19,500 product placements on retailer shelves at September 30, 2013 as compared to approximately 12,000 at September 30, 2012. The Company commenced operations during 2010.

Gross Profit: The gross profit margin increased by approximately 3.0% of sales during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This increase is primarily attributable to a change in product mix and lower packaging costs.

Operating Expenses: Operating expenses increased by 56% during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. The $401,657 increase in operating expenses is primarily attributable the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $215,000 related to a new radio advertising campaign and special promotions;

●	Payroll and related expense of $56,000 as compensation to three new members of management and a new sales representative;

●	Public relations expenses of $8,000 because the Company needed the exposure to enhance sales;

●	Insurance expenses of $11,000 related to increases in insurance coverage and premiums;

●	Royalties of $5,000 related to increased sales;

●	Professional fees of $31,000 due to the cost of being a public company;

●	Postage and freight of $63,000 due to increased sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $7,500 due to new fixed asset purchases during the period; and

●	Commission expenses of $48,000 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Marketing research and social media costs decreased by $36,000 due to the Company electing not to spend on market research and reducing spending on social media for the three months ending on September 30, 2013; and

●	Product development costs decreased by $19,000 due to the Company electing to reduce spending on product development costs for the three months ending on September 30, 2013.

Other Income (Expense): Other income (expense) increased by $4,997 to $(4,772) for the three months ended September 30, 2013 as compared to $225 during the three months ended September 30, 2012. For the three months ended September 30, 2013 other expenses consisted of $4,772 in interest expense incurred on the company’s line of credit. For the three months ended September 30, 2012 other income consisted of $225 in miscellaneous income.

Results of Operations for the nine months ended September 30, 2013 and 2012

The following table sets forth the summary income statement for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30, 2013	September 30, 2012

Sales - Net of slotting fees and discounts(1)	$5,640,069	$3,381,378
Gross Profit	$1,629,052	$1,014,524
Operating Expenses	$(3,478,533)	$(2,324,253)
Other Income (Expense)	$(8,547)	$(10,047)
Net Loss	$(1,858,028)	$(1,319,776)

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

For the nine months ended September 30, 2013 and 2012, the Company reported a net loss of $(1,858,028) and $(1,319,776), respectively. The change in net loss between the nine months ended September 30, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 19,500 product placements on retailer shelves at September 30, 2013 as compared to approximately 12,000 at September 30, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $375,000.

●	Payroll and related expenses increased by $245,000.

●	Stock based compensation increased by $179,000.

●	Directors fees increased $16,000

●	Trade show and Travel expenses increased by $27,500.

●	Commission expenses increased by $64,000.

●	Royalty expenses increased by $37,000.

●	Professional fees increased by $175,000.

●	Postage and freight increased by $98,000.

●	Public relations expenses increased $31,000.

●	Insurance expense increased $24,000.

●	Depreciation expense increased $11,000.

●	Marketing research & social media costs decreased by $81,000.

●	Product development costs decreased by $53,000

Sales: Sales, net of slotting fees and discounts increased by approximately 67% to $5,640,069 during the nine months ended September 30, 2013, from $3,381,378 during the corresponding nine months ended September 30, 2012. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 19,500 product placements on retailer shelves at September 30, 2013 as compared to approximately 12,000 at September 30, 2012. The Company commenced operations during 2010.

Gross Profit: The gross profit margin decreased by approximately 1.0% of sales during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 50% during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The $1,154,280 increase in operating expenses is primarily attributable the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $375,000 related to a new radio advertising campaign and special promotions;

●	Payroll and related expense of $245,000 as compensation to three new members of management and a new sales representative;

●	Stock based compensation of $179,000 as a result of stock options issued during the period;

●	Director’s fees of $16,000;

●	Trade show and travel expenses of $27,500 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased;

●	Royalties of $37,000 related to increased sales;

●	Professional fees of $175,000 due to the cost of being a public company and the reverse merger;

●	Postage and freight of $98,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Insurance expenses of $24,000 related to increases in insurance coverage and premiums;

●	Depreciation expense of $11,000 due to new fixed asset purchases during the period; and

●	Public relations expenses of $31,000 because the Company needed the exposure to enhance sales; and

●	Commission expenses of $64,000 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Marketing research and social media costs decreased by $81,000 due to the Company electing not to spend on market research and reducing spending on social media for the nine months ending on September 30, 2013; and

●	Product development costs decreased by $53,000 due to the Company electing to reduce spending on product development costs for the nine months ending on September 30, 2013.

Other Income (Expense): Other expenses decreased by $1,500 to $(8,547) for the nine months ended September 30, 2013 as compared to $(10,047) during the nine months ended September 30, 2012. For the nine months ended September 30, 2013 other expenses consisted of $8,547 in interest expense incurred on the company’s line of credit. For the nine months ended September 30, 2012 other expenses consisted of $10,047 in interest expense incurred on the company’s line of credit.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 compared to December 31, 2012:

	Period ended
	September 30, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$3,961,080	$2,964,630	$996,450
Current Liabilities	$407,419	$529,233	$(121,814)
Working Capital	$3,553,661	$2,435,397	$1,118,264

As of September 30, 2013, we had working capital of $3,553,661 as compared to working capital of $2,435,397 as of December 31, 2012, an increase of $1,118,264. The increase in working capital is primarily attributable to net cash provided by financing activities during the nine months ended September 30, 2013. During the nine months ended September 30, 2013 the Company raised net proceeds of the $3,539,475 from the sale of 2,771,334 shares of common stock.

Net cash (used in) operating activities for the nine months ended September 30, 2013 and 2012 was $(2,580,463) and $(1,400,638), respectively. The Net Loss for the nine months ended September 30, 2013 and 2012 was $(1,858,028) and $(1,319,776), respectively.

Net cash used in all investing activities for the nine months ended September 30, 2013 was $(848,952) as compared to $(10,000) for the nine months ended September 30, 2012. The Company paid $295,000 for the acquisition of a company, $405,825 for machinery and equipment, placed $148,127 of deposits on machinery and equipment and loaned $30,000 to a related party, and received $30,000 from a related party loan during the nine months ended September 30, 2013. The Company paid $10,000 for machinery and equipment during the nine months ended September 30, 2012.

Net cash provided by financing activities for nine months ended September 30, 2013 was $3,339,475 as compared to $2,643,661 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013the Company raised net proceeds of the $3,539,475 from the sale of common stock, received advances from the Company credit line in the amount of $150,000, and paid off the credit line in the amount of $350,000. During the nine months ended September 30, 2012 the Company received net proceeds of $2,943,661 from the sale of common stock and paid down the Company credit line in the amount of $300,000.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during the fourth quarter of 2013 and first quarter of 2014 will enable the Company to meet the working capital requirements for at least 12 months.(See note 11 to the Financial Statements related to financings subsequent to September 30, 2013) The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $1,858,028 and $2,580,463, respectively, for the nine months ended September 30, 2013.

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

Our auditor has expressed substantial doubt about our ability to continue as a going concern. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. During the Third and Fourth Quarter 2013, Management raised capital through equity financings. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

● Given the Company was privately held, and the Company does not have significant history, expected volatility was benchmarked against similar companies in a similar industry.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on evaluation as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended September 30, 2013.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: November 14, 2013	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

