Form 10-K
period 2013-12-31
MamaMancini's Holdings, Inc.
filed 2014-03-20
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAMAMANCINI’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54954	27-0607116
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013, based on a closing price of $1.50 was approximately $12,524,616. As of March 20, 2014, the registrant had 25,257,374 shares of its common stock, 0.00001 par value per share, outstanding.

Documents Incorporated By Reference: None.

MAMAMANCINI’S HOLDINGS, INC.

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

On January 24, 2013, The Company, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s Inc., a privately-held Delaware Corporation headquartered in New Jersey (“MamaMancini’s”) and David Dreslin, an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into MamaMancini’s, with MamaMancini’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on January 24, 2013 (the “Closing Date”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of MamaMancini’s in exchange for issuing MamaMancini’s shareholders (the “MamaMancini’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. In addition, the Company spunout to the Majority Shareholder all assets related to the Company’s real estate management business. As a result of the Merger, the MamaMancini’s Shareholders became the majority shareholders of the Company.

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

MamaMancini’s products are principally sold to supermarket and mass market retailers. Our products are sold generally in frozen food sections, meat department sections, prepared foods (meals) sections, sandwich sections, hot bars and cold bars as well as cold deli and foods to go sections (“grab and go”). “Food to Go” or “grab and go” sections of supermarkets contain food already cooked and ready to heat for eating (in some instances no heating is required). Some of our main super market customers are Costco, Costco Canada, Walmart, Kroger, Rouses, Lunds & Byerly’s, SHOPPERS, Market Basket, Central Markets (Division of HEB), Winn Dixie, BI-LO, Marsh’s, Bashas’, Albertsons, Publix, Shop Rite, Price Chopper, Redner’s, A&P, Waldbaums, Food Emporium, Whole Foods, Shaws Supermarkets, Kings, Key Foods, Giant Eagle, Stop n Shop, Giant Stores, Food Town, Garden of Eden, Harris Teeter and The Fresh Market. As of December 31, 2013, MamaMancini’s products are located in 7,040 retail locations with an average of 3.22 different items per retail location totaling 22,600 product placements on shelves in such 7,040 retail locations.

Since inception on February 22, 2010 and through December 31, 2013, MamaMancini’s has raised approximately $11,600,000 in capital. During this same period, we have recorded net accumulated losses totaling $6,299,641. As of December 31, 2013, we had working capital of $3,371,571. MamaMancini’s had net revenues of $8,741,621 and $4,582,845 as of December 31, 2013 and 2012 respectively. MamaMancini’s net losses for the two most recent fiscal years ended December 31, 2013 and 2012 have been $2,947,608 and $1,999,623, respectively.

Products

The following is a representation of some of the products Mamamancini’s currently offers.

BEEF PRODUCTS

4

TURKEY PRODUCTS

PORK PRODUCTS

PASTA PRODUCTS

CHICKEN PRODUCTS

We also sell antibiotic-free beef and turkey meatballs to Whole Foods and special club pack products to Costco.

Product Development

MamaMancini’s maintains a continuing research and development program to improve existing products and to develop new products. We also may contract with third parties in order to develop further products. We have the following products which we expect to generate sales in the first calendar quarter of 2014: (i) “Mac and Mamas™” (rigatoni pasta, crushed meatballs and sauce, and cheeses), (ii) Orecchiette pasta with broccoli and mini-fork meatballs, (iii) Gluten free beef meatballs and slow cooked Italian sauce, (iv) Gluten free turkey meatballs and slow cooked Italian sauce, (v) Five cheese stuffed meatballs; (vi) Antibiotic free meatballs and sauce now available for national distribution, and (vii) Antibiotic free turkey meatballs and sauce now available for national distribution. In addition, the Company expects to introduce Bolognese sauce in the late Spring or early Summer of 2014. The products under development are both based upon Ms. Mancini’s traditional recipes and new recipes derived from the original recipes. All products currently under development are included with a Development and License Agreement entered into on January 1, 2009 with Dan Dougherty relating to the use of his recipes for the products to be created by MamaMancini’s.

We plan to explore the idea to develop new products, some of which may include: Pasta and Slow Cooked Italian Sauce n’ Beef Meatballs, Pasta and slow cooked Italian Sauce n’ Turkey Meatballs, Pasta and Slow Cooked Italian Sauce n’ Sausage, Chicken Marsala, Chicken Parmigiana, Italian Meatball Soup and Traditional Italian Meatballs (Beef, Pork and Veal) and Slow Cooked Italian Sauce. We cannot predict if or when any of the foregoing products under development will ever come to fruition.

Key Product Attributes

Healthy: Our products are all natural. We believe our ingredients to be of high quality. The Company’s products are made from high quality components which are more costly than components we can substitute in our products. We use only domestic inspected beef, turkey, pork and chicken, whole Italian tomatoes, only genuine Imported Pecorino Romano, real eggs and other ingredients which are “all natural” (see definition above). We consider our products to be a healthy alternative to many fully processed foods in the marketplace which may contain artificial ingredients such as meat extenders and imported beef.

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

Suppliers/Manufacturers

None of our raw materials or ingredients are grown or purchased directly by us. We employ one company, Joseph Epstein Food Enterprises, Inc. (“JEFE”) to manufacture and produce all of our current products. We are negotiating with another manufacturer to supplement the services provided by JEFE. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Dependence on a Few Major Customers

Our ten largest customers accounted for approximately 92% of our sales in 2010, approximately 90% in 2011, approximately 91% in 2012 and approximately 86% in 2013. More specifically, for the year ended December 31, 2011, four of our customers represented approximately 67% of our sales. For the year ended December 31, 2012, four of our customers represented approximately 75% of our sales. For the year ended December 31, 2013, four of our customers represented approximately 63% of our sales. We depend heavily on these customers and more information regarding the possible effects of any loss of these customers is discussed in the section entitled “Risk Factors”.

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

Sales, Marketing, and Distribution

As of December 31, 2013, MamaMancini’s products are located in 7,040 retail locations with an average of 3.22 different items per retail location totaling 22,600 product placements on shelves in such 7,040 retail locations. MamaMancini’s products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large distributors. Currently, all of our full-time employees sell our products directly to supermarkets and mass retailers. MamaMancini’s products are mainly sold in the Middle Atlantic States and Florida, accounting for over 84% of its sales.

The majority of our marketing activity has been generated through promotional discounts, consumer trial, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.

The retail food trade in the United States has 32,000 large supermarkets and mass market stores and over 200,000 locations including local convenience stores and small retailers. In addition, there are over 200,000 food service locations in the United States. MamaMancini’s sells its products in approximately 22% of the large food retailers in the United States. MamaMancini’s currently has very little distribution in the food service and industrial (custom made) products industries.

In March of 2011, we invested in a company called Meatball Obsession. As of December 31, 2013, we own 15.8% of Meatball Obsession with one of our executive officers and one of our directors serving on its board of directors. Meatball Obsession plans to open kiosks at universities, airports, food courts and other high pedestrian traffic areas around the United States. Meatball Obsession has signed an exclusive supply agreement with MamaMancini’s whereby Meatball Obsession will sell MamaMancini’s branded products as its primary menu selections. The first Meatball Obsession kiosk opened in March, 2012 in New York City.

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

Employees

MamaMancini’s currently has six full-time employees. MamaMancini’s considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of MamaManicni’s employees are represented by a labor union. The Company uses independent contractors for marketing, social media, accounting, quality assurance and administrative functions.

Growth Plan

MamaMancini’s is actively trying to increase sales and improve its brand name over the next two years through the following methods and potential ideas:

●	MamaMancini’s has added to its sales staff and now has three full time regional and national sales persons as well as Dan Dougherty, Carl Wolf and Matt Brown soliciting business with all major supermarket chains and box stores in the U.S. The Company anticipates payment of approximately $400,000 to such sales staff during the fiscal year of 2014.

●	The Company undertook a 12 month national radio advertising program on Sirius/XM Radio and Political Talk Radio. The Company ran up to 1,500 commercials per week on those weeks in which we were advertised. The Company plans to continue this campaign in 2014.

●	We undertook extensive market research and product development for our new 22 oz. retail sauce and meatball line in 2012. We are conducting additional market research for club store products and new product concepts in the Spring of 2014.

●	We conducted an extensive special merchandising social media program in 2013. Events included the MamaMancini’s Meatball Mobile giveaway, video recipe catalog (20 recipes), a viral video contest with a major university, and active social media updates on YouTube, Pinterest, Facebook, and Instagram, as well as periodic mailings to our customer base. In 2014, the Company intends to conduct a similar campaign including a free trip to Italy with the option of a Ducati meatball motorcycle promotion.

●	The Company has developed a line applicable to club stores and will be presenting this line for Summer and Fall distribution.

The Company believes that the execution of its growth plan, including the aforementioned staffing, advertising, marketing and public relations segments mentioned above will cost the Company an aggregate of $2,600,000 over the course of the 2014 fiscal year. The Company believes it has adequate financing to fund its growth plan, however, if the Company should exceed its expected growth, it will require additional financing. There can be no assurances that the Company will be able to secure financing on favorable terms or at all.

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

Since inception on February 22, 2010 and through December 31, 2013, MamaMancini’s has raised approximately $11,600,000 in capital. During this same period, we have recorded net accumulated losses totaling $6,299,641. As of December 31, 2013, we had working capital of $3,371,571. MamaMancini’s net losses for the two most recent fiscal years ended December 31, 2013 and 2012 have been $2,947,608 and $1,999,623, respectively. We expect to incur significant increasing operating losses over the next several years. Negative cash flow from operations is expected in the foreseeable future. MamaMancini’s ability to achieve profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that MamaMancini’s will ever achieve any significant revenues or profitable operations.

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

We will need additional capital.

Since inception in 2010 and through December 31, 2013, MamaMancini’s has incurred net accumulated losses of $6,299,641. As of December 31, 2013 we had working capital of $3,371,571 and stockholders’ equity of $4,301,067. The Company believes that it has adequate financing through December 31, 2014 to execute its current growth plan. However, in the case that the Company exceeds its expected growth, we would need to raise additional capital. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

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

MamaMancini’s has a history of recurring losses from operations.

MamaMancini’s has a history of recurring losses from operations and has an accumulated deficit of $6,299,641 as of December 31, 2013. Management is unable to predict if and when we will be able to generate positive cash flow. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of principal customers for a majority of our sales, a loss of one principal customer could materially adversely affect our business and financial condition. Our ten largest accounts represented approximately 90% of our sales for the year ended December 31, 2011 approximately 91% of our sales in 2012 and approximately 86% for the year ended December 31, 2013. More specifically, for the year ended December 31, 2011, four of our customers represented approximately 67% of our sales. For the year ended December 31, 2012, four of our customers represented approximately 75% of our sales. For the year ended December 31, 2013, four of our customers represented approximately 63% of our sales. Our principal customers only continue to purchase our products if they are able to sell them to end consumers. We have no long term contracts with our principal customers and thus our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis. If these principal customers cease ordering products from us, our business could be materially adversely affected.

Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect our ability to gain or maintain market share and/or profitability.

We currently operate in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in our relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because our competitors may have substantial financial, marketing, and other resources that may change the competitive environment. If we are unable to establish economies of scale, marketing expertise, product innovation, and category leadership positions to respond to changing market trends, or if we are unable to increase prices while maintaining a customer base, our profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers is affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition would adversely affect our financial results.

All of our manufacturing is outsourced.

Presently we do not have any manufacturing facilities and all our manufacturing is out-sourced to Joseph Epstein Food Enterprises, Inc. (“JEFE”) food manufacturing facility in East Rutherford, New Jersey. JEFE is a related party entity owned in full by certain officers and directors of MamaMancini’s. We have a five-year contract with JEFE that began on March 1, 2010. In the event that JEFE ceases operations or stops manufacturing our products, our inability to secure an alternative supplier would adversely affect our business and financial condition. Additionally, should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially impact our prospects. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

We currently rely on one supplier for all of our manufacturing.

All of our manufacturing is out-sourced to JEFE, a related party entity owned in full by both our Chief Executive Officer, Mr. Carl Wolf and our President, Mr. Matthew Brown. We have a five-year contract with JEFE that began on March 1, 2010 and expires on February 28, 2015. Although management believes that the contract will be renewed on the same terms of the existing contract, there can be no assurances that this will occur. In the event that our contract with JEFE is not renewed the Company would have to seek other suppliers for our products, however, we may not be able to do so on satisfactory terms or in a timely manner. The occurrence of any of the foregoing could increase our costs and disrupt our operations.

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

We are currently selling products in roughly 22% of select high volume supermarkets in the United States. If we are unable to expand into mass market retailers or sell products in a greater number of high volume supermarkets we will fall short of our projections and our business and financial condition would be adversely affected.

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

We may be exposed to potential product liability claims which could have an adverse impact on our business. While we endeavor to sell safe products, there is a possibility that a vendor could handle our products improperly or that someone could have an adverse reaction to a product. We are currently a named insured through the products liability insurance policy of JEFE, our food manufacturer and we also carry our own product liability insurance policy. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.

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

RISKS RELATED TO OUR SECURITIES

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

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

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

Our executive officers and directors beneficially own 49% of our outstanding Common Stock.

Our executive officers and directors beneficially own approximately 49% of our outstanding common stock, including approximately 40.8% of our outstanding shares that are beneficially owned by our Chief Executive Officer, Carl Wolf and our President, Matthew Brown. If our executive officers and directors increase their beneficial ownership above 50%, our executive officers and directors will have the majority vote with respect to all of the issues submitted to a vote of our shareholders.

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

We are currently listed on the OTCQB and OTCBB under the symbol “MMMB”, however there has been limited to no trading of our Common Stock as of the date hereof. It is anticipated that there will continue to be a limited trading market for the Common Stock on the Over-the-Counter Bulletin Board OTCBB or OTCQB. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using Common Stock as consideration.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently pay an administrative fee of $4,000 per month to JEFE which includes use of office space and telephones, computers and photocopy and fax use. We utilize approximately 1,000 square feet of office space on a month to month basis. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCBB and OTCQB under the symbol “MMMB” however, the Company has had limited to no trading activity in its common stock and we are unable to provide the range of high and low bids per share of our common stock for the applicable periods.

(b) Holders

As of March 20, 2014, a total of 25,257,374 shares of the Company’s common stock are currently outstanding held by approximately 184 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have 450,000 shares of common stock authorized for issuance under our equity compensation plan. For more information on our equity compensation plan please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013.

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

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

MamaMancini’s products are principally sold to supermarket and mass market retailers. Our products are sold generally in frozen food sections, meat department sections, prepared foods (meals) sections, sandwich sections, hot bars and cold bars as well as cold deli and foods to go sections (“grab and go”). “Food to Go” or “grab and go” sections of supermarkets contain food already cooked and ready to heat for eating (in some instances no heating is required). Some of our main super market customers are Costco, Costco Canada, Walmart, Kroger, Rouses, Lunds & Byerly’s, SHOPPERS, Market Basket, Central Markets (Division of HEB), Winn Dixie, BI-LO, Marsh’s, Bashas’, Albertsons, Publix, Shop Rite, Price Chopper, Redner’s, A&P, Waldbaums, Food Emporium, Whole Foods, Shaws Supermarkets, Kings, Key Foods, Giant Eagle, Stop n’ Shop, Giant Stores, Food Town, Garden of Eden, Harris Teeter and The Fresh Market. As of December 31, 2013, MamaMancini’s products are located in 7,040 retail locations with an average of 3.22 different items per retail location totaling 22,600 product placements on shelves in such 7,040 retail locations.

Management Plan

During the Second Quarter 2014, Management plans to raise capital through debt and/or equity financing. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

We plan on increasing our distribution of products into new retail outlets in 2014. The Company has undertaken a national radio campaign on Sirius XM channels and Political Talk Radio for a substantial portion of the year. Consumer public relations will begin in the Spring of 2014. Social media activity has increased with Facebook, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content including a recipe bank of videos and special projects such as a MamaMancini’s win a trip to Italy sweepstakes beginning mid-year. Consumer merchandising activity, including virtual couponing, product demonstrations and co-op retail advertising has been undertaken to increase sales to both existing customers and new customers.

Management believes that all major supermarket retailers, club stores and mass market accounts are actively being solicited by its key sales personnel. We are also soliciting business in Canada and the Caribbean.

We have the following products which we expect to generate sales in the first calendar quarter of 2014: (i) “Mac and Mamas™” (rigatoni pasta, crushed meatballs and sauce, and cheeses), (ii) Orecchiette pasta with broccoli and mini-fork meatballs, (iii) Gluten free beef meatballs and slow cooked Italian sauce, (iv) Gluten free turkey meatballs and slow cooked Italian sauce, (v) Five cheese stuffed meatballs; (vi) Antibiotic free meatballs and sauce now available for national distribution, and (vii) Antibiotic free turkey meatballs and sauce now available for national distribution. In addition, the Company expects to introduce Bolognese sauce in the late Spring or early Summer of 2014.

We plan to increase our manufacturing source of supply in 2014 to meet increased demand. We have added high speed equipment and new production order flow in 2013. We expect that the labor cost component of the cost of goods sold will decrease in the later part of 2014 due to the higher speed equipment and order flow. Additionally, as sales increase, we expect that our packaging costs will decrease as we purchase longer runs of material and supplies.

We expect to have an operating loss in 2014 due to the cost investment in developing new products and expanding our business. These investments include slotting fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for customers for initial trial, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

Results of Operations for the years ended December 31, 2013 and 2012

The following table sets forth the summary income statement for the years ended December 31, 2013 and 2012:

	Years Ended
	December 31, 2013	December 31, 2012

Sales - Net of slotting fees and discounts(1)	$8,741,621	$4,582,845
Gross Profit	$2,551,026	$1,352,256
Operating Expenses	$(5,489,994)	$(3,339,532)
Other Income (Expense)	$(8,640)	$(12,347)
Net Loss	$(2,947,608)	$(1,999,623)

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

For the years ended December 31, 2013 and 2012, the Company reported a net loss of $(2,947,608) and $(1,999,623), respectively. The change in net loss between the years ended December 31, 2013 and 2012 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 22,600 retail and grocery locations at December 31, 2013 as compared to approximately 16,000 at December 31, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $1,010,000.

●	Payroll and related expenses increased by $255,000.

●	Stock based compensation increased by $163,000.

●	Directors fees increased $16,000

●	Trade show and Travel expenses increased by $55,000.

●	Commission expenses increased by $133,000.

●	Royalty expenses increased by $69,000.

●	Professional fees increased by $300,000.

●	Postage and freight increased by $180,000.

●	Public relations expenses increased $31,000.

●	Insurance expense increased $33,000.

●	Depreciation expense increased $21,000.

●	Marketing research & social media costs decreased by $94,000.

●	Product development costs decreased by $49,000

Sales: Sales, net of slotting fees and discounts increased by approximately 91% to $8,741,621 during the year ended December 31, 2013, from $4,582,845 during the corresponding year ended December 31, 2012. The increase in sales is primarily related to the company executing on their expansion strategy. The Company has sold into approximately 22,600 retail and grocery locations at December 31, 2013 as compared to approximately 16,000 at December 31, 2012. The Company commenced operations during 2010.

Gross Profit: The gross profit margin decreased by approximately 1.0% of sales during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease is primarily attributable to slotting fees and discounts.

Operating Expenses: Operating expenses increased by 64% during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The $2,150,462 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $1,010,000 related to a new radio advertising campaign and special promotions;

●	Payroll and related expense of $255,000 as compensation to three new members of management and a new sales representative;

●	Stock based compensation of $163,000 as a result of stock options issued during the period;

●	Director’s fees of $16,000;

●	Trade show and travel expenses of $55,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased;

●	Royalties of $69,000 related to increased sales;

●	Professional fees of $300,000 due to the cost of being a public company, the reverse merger and an increase in outside consultants to aide in the expansion strategy;

●	Postage and freight of $180,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Insurance expenses of $33,000 related to increases in insurance coverage and premiums;

●	Depreciation expense of $21,000 due to new fixed asset purchases during the period;

●	Public relations expenses of $31,000 because the Company needed the exposure to enhance sales; and

●	Commission expenses of $133,000 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Marketing research and social media costs decreased by $94,000 due to the Company electing not to spend on market research and reducing spending on social media for the year ending on December 31, 2013; and

●	Product development costs decreased by $49,000 due to the Company electing to reduce spending on product development costs for the year ending on December 31, 2013.

Other Income (Expense): Other expenses decreased by $3,707 to $(8,640) for the year ended December 31, 2013 as compared to $(12,347) during the year ended December 31, 2012. For the year ended December 31, 2013 other expenses consisted of $8,640 in interest expense incurred on the Company’s line of credit. For the year ended December 31, 2012 other expenses consisted of $12,347 in interest expense incurred on the Company’s line of credit. The Company line of credit was repaid and cancelled on September 9, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 compared to December 31, 2012:

	Years ended
	December 31, 2013	December 31, 2012	Increase/(Decrease)
Current Assets	$4,194,615	$2,964,630	$1,229,985
Current Liabilities	$823,044	$529,233	$293,811
Working Capital	$3,371,571	$2,435,397	$936,174

As of December 31, 2013, we had working capital of $3,371,571 as compared to working capital of $2,435,397 as of December 31, 2012, an increase of $936,174. The increase in working capital is primarily attributable to an increase in accounts receivable, prepaid expenses and related party receivables partially offset by a decrease in cash and an increase in accounts payable and accrued expenses. During the year ended December 31, 2013 the Company raised net proceeds of the $4,127,894 from the sale of 3,333,375 shares of common stock and received $800,000 in proceeds from common stock subscribed. During the year ended December 31, 2012 the Company raised net proceeds of the $4,403,158 from the sale of 5,054,000 shares of common stock. During the year ended December 31, 2013 the Company paid $295,000 for the acquisition of a company and $877,522 for machinery and equipment. All are a result of the Company executing on its expansion strategy.

Net cash (used in) operating activities for the year ended December 31, 2013 and 2012 was $(3,821,598) and $(2,093,214), respectively. The Net Loss for the year ended December 31, 2013 and 2012 was $(2,947,608) and $(1,999,623), respectively.

Net cash used in all investing activities for the year ended December 31, 2013 was $(1,172,522) as compared to $(18,288) for the year ended December 31, 2012. The Company paid $295,000 for the acquisition of a company, $877,522 for machinery and equipment, loaned $30,000 to a related party, and received $30,000 from a related party loan during the year ended December 31, 2013. The Company paid $10,000 for machinery and equipment and placed $8,288 of deposits on machinery and equipment during the year ended December 31, 2012.

Net cash provided by (used in) all financing activities for year ended December 31, 2013 was $4,727,894 as compared to $4,103,158 for the year ended December 31, 2012. During the year ended December 31, 2013 the Company raised net proceeds of the $4,127,894 from the sale of common stock, received proceeds of $800,000 from common stock subscribed, received advances from the Company credit line in the amount of $150,000, and paid off the credit line in the amount of $350,000. During the year ended December 31, 2012 the Company received net proceeds of $4,403,158 from the sale of common stock and paid down the Company credit line in the amount of $300,000.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during the first quarter of 2014 and the Financing agreement entered into in January 2014 will enable the Company to meet the working capital requirements for at least 12 months. (See note 11 to the Financial Statements related to financings subsequent to December 31, 2013 and the Financing agreement) The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $2,947,608 and $3,821,598, respectively, for the year ended December 31, 2013.

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

In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. During the Third and Fourth Quarter 2013 and First Quarter 2014, Management raised capital through equity financings. The Company intends to utilize the capital in order further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

Revenue Recognition

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of December 31, 2013, it had material weaknesses in its internal control procedures.

As of December 31, 2013, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2014 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2013, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of March 20, 2014.

Name	Age	Position

Carl Wolf	70	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	45	President and Director

Steven Burns	53	Director

Alfred D’Agostino	60	Director

Thomas Toto	59	Director

Dan Altobello	72	Director

Dean Janeway	69	Director

Lewis Ochs	67	Vice President of Finance

Carl Wolf, age 70, has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay a publically traded direct seller of spoken word through its audio book club and old time radio classic activities and download spoken content, from 2002 to 2004.

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

Matthew Brown, age 45, has over 19 years of experience in the sales and marketing of products in the food industry. Beginning in February 2010 through the present, he has served as President of MamaMancini’s. From April 2001 until January of 2012, he served as the President of Hors D’oeuvres Unlimited, overseeing the day to day operations of their food manufacturing business. He previously worked as a marketing associate from September 1993 to December 1998 at Kraft Foods, Inc., where he dealt with numerous aspects of the company’s marketing of their food products.

Mr. Brown received his B.A. from the University of Michigan in 1991 and his M.B.A. from the University of Illinois in 1993.

In evaluating Mr. Brown’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in sales and marketing, and his proven track record of success in such endeavors.

Steven Burns, age 53, has over 20 years of experience in the management and operations of various companies. Mr. Burns has served as a director of MamaMancini’s from February 2010 through the present. Beginning in June 2011 and still presently, he serves as the Chairman of the Board of Directors of Meatball Obsession, LLC. Additionally, beginning in 2006 and still Presently he works as the President and CEO of Point Prospect, Inc., where he oversees the day to day operations of the company, which primarily deal with investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Alfred D’Agostino, age 60, has over 34 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice-President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

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

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto, age 59, has over 32 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day to day operations of importing and distributing cheeses around the world.

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

Dan Altobello, age 72, has served as a director of MamaMancini’s since 2012. Since October 2000, Mr. Altobello, Chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a current member of the boards of directors of DiamondRock Hospitality Company, a publicly-traded hotel REIT, Northstar Senior Care Trust, Inc., a private company that intends to qualify as a REIT, Mesa Air Group, Inc. and Arlington Asset Investment, Corp , a principal investment firm that acquires and holds mortgage-related and other assets. From 2004 to December 2010, he served as a member of the board of JER Investors Trust, Inc., a specialty finance company. Mr. Altobello serves on the advisory board of Thayer | Hidden Creek, a private equity firm. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

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

Mr. Altobello, received his B.A. from Georgetown University in June 1963 and his M.B.A. from Loyola University Maryland in June 1978.

Dean Janeway, age 69, has served as a director of MamaMancini’s since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer-owned cooperative in the United States. From 1966 through 1990, Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of “Wakefern” providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.

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

Mr. Janeway received his B.A. in Marketing from Rutgers University, and his M.B.A from Wharton School of Business, University of Pennsylvania.

Lewis Ochs, age 67, has over 40 years of experience in the financial and accounting industry. From February 2010 through the present he has served as the Executive Vice President of Finance for MamaMancini’s. Additionally, beginning in January 2003 and still presently, he serves as the CFO of Hors D’oeuvres Unlimited, overseeing all of the financial aspects of the company. From 1979 through 1991, he also was an owner of Captive Plastics, Inc., a large molding manufacturer, directly contributing to the overseeing of over 500 union and non-union employees. At various times in his career he also acted as an independent consultant utilizing his financial skills including forensic accounting, restructuring of businesses, and as a field examiner for lending institutions.

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

Family Relationships

Mr. Matthew Brown, our President, is the son-in-law of Mr. Carl Wolf, our Chief Executive Officer.

Board Committees and Charters

Effective as of January 21, 2014, the board of directors of the Company ratified the formation of its audit committee (the “Audit Committee”) and formed a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating Committee” together with the Audit Committee and Compensation Committee, collectively, the “Committees”).

The Audit Committee consists of Mr. Steven Burns and Mr. Thomas Toto with Mr. Toto acting as its Chairman.

The Compensation Committee consists of Alfred D’Agostino and Thomas Toto with Mr. D’Agostino acting as its Chairman.

The Nominating Committee consists of Mr. Dean Janeway and Mr. Alfred D’Agostino with Mr. Janeway acting as its Chairman.

The Committees have adopted charters (the “Committee Charters”) to govern their membership and function.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

Code of Ethics

Effective January 21, 2014, the Board of Directors (the “Board”) of MamaMancini’s Holdings, Inc. (the “Company”) adopted a Code of Ethics (the “Code of Ethics”) applicable to the Company and all subsidiaries and entities controlled by the Company and the Company’s directors, officers and employees. Compliance with the Code of Ethics is required of all Company personnel at all times. The Company’s senior management is charged with ensuring that the Code of Ethics and the Company’s corporate policies will govern, without exception, all business activities of the Company. The Code of Ethics addresses, among other things, the use and protection of Company assets and information, avoiding conflicts of interest, corporate opportunities and transactions with business associates and document retention.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the periods ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
David Dreslin Former Chief Executive Officer(1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Carl Wolf CEO/Chairman (2)	2013	$150,000	0	0	0	0	0	0	$150,000
	2012	$125,000	0	0	0	0	0	0	$125,000
	2011	$60,000	0	0	0	0	0	0	$60,000

Lewis Ochs(3) VP of Finance	2013	$60,000	0	0	26,559	0	0	0	$86,559
	2012	$55,000	0	0	0	0	0	0	$55,000
	2011	$36,000	0	0	0	0	0	0	$36,000

Matt Brown President(4)	2013	$110,000	0	0	0	0	0	0	$110,000
	2012	$91,667	0	0	0	0	0	0	$91,667
	2011	$90,000	0	0	0	0	0	0	$90,000

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

3.	Mr. Brown was appointed as President of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

4.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc.

5.	Represents 45,000 options granted on April 26, 2013.

2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

David Dreslin Former Chief Executive Officer(1)		0	0	0	0	0

Carl Wolf Chief Executive Officer(2)		0	0	0	0	0

Lewis Ochs VP of Finance	45,000	0	0	0	$1.00	4/26/2018	22,500

Matthew Brown President(3)		0	0	0	0	0

Steven Burns Director(4)	10,000	0	0	0	$1.00	12/26/2018

Alfred D’Agostino Director(5)	10,000	0	0	0	$1.00	12/26/2018

Thomas Toto Director(6)	10,000	0	0	0	$1.00	12/26/2018

Dan Altobello Director(7)	10,000	0	0	0	$1.00	12/26/2018

Dean Janeway Director(8)	10,000	0	0	0	$1.00	12/26/2018

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

3.	Mr. Brown was appointed as President of the Company on January 24, 2013

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

9.	Options were granted on April 26, 2013 and vesting is as follows: 50% vest immediately upon grant and 50% vest 18 months from the grant date.

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (9)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)		(b)
David Dreslin(1)	2013	$0	$0	$0	$0	$0		$0	$0
Former Director	2012	$0	$0	$0	$0	$0		$0	$0
	2011	$0	$0	$0	$0	$0		$0	$0

Carl Wolf(2)	2013	$0	$0	$0	$0	$0		$0	$0
Chairman of the Board	2012	$0	$0	$0	$0	$0		$0	$0
	2011	$0	$0	$0	$0	$0		$0	$0

Matthew Brown(3)	2013	$0	$0	$0	$0	$0		$0	$0
Director	2012	$0	$0	$0	$0	$0		$0	$0
	2011	$0	$0	$0	$0	$0		$0	$0

Steven Burns (4)	2013	$0	$0	$0	$7,472	$0	$		$7,472
Director	2012	$0	$0	$0	$0	$0		$7,500	$7,500
	2011	$0	$0	$0	$0	$0		$0	$0

Alfred D’Agostino(5)	2013	$0	$0	$0	$7,472	$0	$		$7,472
Director	2012	$0	$0	$0	$0	$0		$7,500	$7,500
	2011	$0	$0	$0	$0	$0		$0	$0

Thomas Toto(6)	2013	$0	$0	$0	$7,472	$0	$		$7,472
Director	2012	$0	$0	$0	$0	$0		$7,500	$7,500
	2011	$0	$0	$0	$0	$0		$0	$0

Dan Altobello(7)	2013	$0	$0	$0	$7,472	$0	$		$7,472
Director	2012	$0	$0	$0	$0	$0		$4,167	$4,167
	2011	$0	$0	$0	$0	$0		$0	$0

Dean Janeway(8)	2013	$0	$0	$0	$7,472	$0	$		$7,472
Director	2012	$0	$0	$0	$0	$0		$7,500	$7,500
	2011	$0	$0	$0	$0	$0		$0	$0

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

3.	Mr. Brown was appointed as President of the Company on January 24, 2013.

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

9.	The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2013: expected volatility – 144%; risk-free rate – 0.68%; forfeiture rate – 0.00%; expected life – 2.50 - 3.25 years; dividend yield – 0%.

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

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Lewis Ochs as our Executive Vice President of Finance for a term of 1 year, terminating on March 5, 2013. MamaMancini’s renewed Mr. Ochs Employment Agreement for a period of one year which expired on March 5, 2014. MamaMancini’s has again renewed Mr. Ochs Employment Agreement for a period of one year which expires on March 5, 2015. As compensation for his services, Mr. Ochs receives a base salary of $60,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 20, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner(1)	Shares		Total

Directors and named Executive Officers

Carl Wolf	5,154,255	(3)	20.4%

Matthew Brown	5,154,255	(4)	20.4%

Steven Burns	967,448	(5)	3.8%

Alfred D’Agostino	517,447	(6)	2.1%

Thomas Toto	629,149	(7)	2.5%

Lewis Ochs	45,000	(8)	*

Daniel Altobello	10,000	(9)	*

Dean Janeway	10,000	(10)	*

All Directors and executive officers as a group (8 persons)	12,487,554		49	%(2)

* Less than one percent.

(1) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is MamaMancini’s, 25 Branca Road East Rutherford, NJ 07073

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 25,257,374 shares of common stock issued and outstanding as of March 20, 2014. The percentage of common stock held by all directors and officers is rounded to the nearest whole number.

(3) The 5,154,255 shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4) The 5,154,255 shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5) 957,448 common shares are held by Point Prospect, Inc., an S-Corp 100% wholly-owned by Steven Burns. Steven Burns also personally owns 10,000 options to purchase common shares.

(6) Includes options to purchase 10,000 common shares.

(7) Includes options to purchase 10,000 common shares.

(8) This amount reflects options to purchase 45,000 common shares.

(9) This amount reflects options to purchase 10,000 common shares.

(10) This amount reflects options to purchase 10,000 common shares.

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

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At March 20, 2014 , we have 25,257,374 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

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

Warrants

As of March 20, 2014, there are 945,734 outstanding warrants to purchase our common shares. The warrants are exercisable for a term of five years with an exercise price of $1.00.

Options

There are 541,404 outstanding options to purchase our securities.

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

Holders

As of March 20, 2014, we have 25,257,374 shares of our common stock par value, $0.00001, issued and outstanding. There are approximately 184 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were the following transactions since the beginning of the Company’s last fiscal year, in which the Company was a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest:

As of March 1, 2010, MamaMancini’s is under a supply and management agreement with JEFE until February 28, 2015. JEFE is owned by Matthew Brown and Karen Wolf (55%) and by Carl and Marion Wolf (45%), all of whom are shareholders of MamaMancini’s. Matthew Brown and Carl Wolf are also both officers and directors of MamaMancini’s. As of December 31, 2013, the company had a total of $48,000 incurred as other general and administrative expenses between the Company and JEFE. These expenses included insurance, freight, travel and other general and overhead expenses.

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, JEFE serves as our principal food manufacturing company. As of December 31, 2013, we paid JEFE $6,190,595 for the manufacturing of products. At December 31, 2013, MamaMancini’s has a deposit on inventory in the amount of $359,506 to this manufacturer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended December 31, 2013 and 2012 were $43,000 and $25,000 respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2013 and 2012 were $4,750 and $0.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the fiscal years ended December 31, 2013 and 2012 were $5,000 and $1,600, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

As of December 31, 2013 we did not have an audit committee. Our board of directors pre-approved all services provided by our independent auditors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated January 24, 2013 by and among Mascot Properties, Inc., Mascot Properties Acquisition Corp., and MamaMancini’s Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed on May 24, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Form S-1 filed on May 24, 2011).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form S-1 filed on May 24, 2011).

3.3	Certificate of Incorporation of MamaMancini’s Inc. (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.4	By-Laws of MamaMancini’s (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).

10.1	Supply Agreement between MamaMancini’s Inc. and Hors d’oeuvres Unlimited, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.2	Development and License Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.3	2013 Incentive Stock and Award Plan of MamaMancini’s Holdings, Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.4	Form of Nonqualified Stock Option Agreement (Non-Employee) incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.5	Form of Restricted Stock Agreement incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.6	Form of Nonqualified Stock Option Agreement (Employee) incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.7	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.8	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2013).

10.9	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2013).

10.10	Sale of Accounts and Security Agreement, between Faunus Group International, Inc. and MamaMancini’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.11	Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.12

Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.13	Agreement of Guaranty, between Faunus Group International, Inc. and Joseph Epstein Food Enterprises, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2014).

16.1	Letter by Seale and Beers dated (incorporated by reference to Exhibit 16.1of the Company’s Current Report on Form 8-K filed on January 24, 2013).

23.1	Consent of RRBB*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter of Resignation from David Dreslin, dated January 23, 2013 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

99.2	Investor Presentation (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 18, 2013).

99.3	Investor Presentation (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 3, 2013).

99.4	Press Release (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 13, 2014).

99.5	Audit Committee Charter (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.6	Compensation Committee Charter (incorporated herein by reference to exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.7	Nominating and Corporate Governance Committee Charter (incorporated herein by reference to exhibit 99.3 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: March 20, 2014	By:	/s/ Carl Wolf
	Name:	Carl Wolf

	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the Board of Directors	March 20, 2014
Carl Wolf

/s/ Matthew Brown	President, Director	March 20, 2014
Matthew Brown

/s/ Lewis Ochs	Vice President of Finance	March 20, 2014
Lewis Ochs

/s/ Steven Burns	Director	March 20, 2014
Steven Burns

/s/ Alfred D’Agostino	Director	March 20, 2014
Alfred D’Agostino

MAMAMANCINI’S HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

MamaMancini’s Holdings, Inc.

Consolidated Financial Statements

December 31, 2013

45

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

We have audited the accompanying balance sheets of MamaMancini’s Holdings, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2013. MamaMancini’s Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MamaMancini’s Holdings, Inc.as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
March 18, 2014

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

Assets

Assets:
Cash	$1,741,935	$2,008,161
Accounts receivable, net	1,063,849	463,565
Inventories	112,279	76,570
Prepaid expenses	135,525	64,178
Due from manufacturer - related party	781,521	159,200
Deposit with manufacturer - related party	359,506	192,956
Total current assets	4,194,615	2,964,630

Property and equipment, net	929,496	17,451

Total Assets	$5,124,111	$2,982,081

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$823,044	$329,233
Line of credit	-	200,000
Total current liabilities	823,044	529,233

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 24,187,375 and 20,054,000 shares issued and outstanding, respectively	242	201
Additional paid in capital	10,600,461	5,804,680
Common stock subscribed; 533,333 shares	5	-
Accumulated deficit	(6,299,641)	(3,352,033)
Total Stockholders’ Equity	4,301,067	2,452,848

Total Liabilities and Stockholders’ Equity	$5,124,111	$2,982,081

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2013	December 31, 2012

Sales - net of slotting fees and discounts	$8,741,621	$4,582,845

Cost of sales	6,190,595	3,230,589

Gross profit	2,551,026	1,352,256

Operating expenses
Research and development	19,408	68,372
General and administrative expenses	5,470,586	3,271,160
Total operating expenses	5,489,994	3,339,532

Loss from operations	(2,938,968)	(1,987,276)

Other income (expenses)
Interest expense	(8,640)	(12,347)
Total other income (expense)	(8,640)	(12,347)

Net loss	$(2,947,608)	$(1,999,623)

Net loss per common share - basic and diluted	$(0.13)	$(0.12)

Weighted average common shares outstanding -basic and diluted	22,012,920	17,358,333

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period January 1, 2012 through December 31, 2013

	Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Paid-In Capital	Subscribed	Deficit	Stockholders’ Equity

Balance, January 1, 2012	15,000,000	$150	$1,401,573	$-	$(1,352,410)	$49,313

Common stock issued for cash	5,054,000	51	5,053,949	-	-	5,054,000

Warrants issued for services	-	-	438,122	-	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	201	5,804,680	-	(3,352,033)	2,452,848

Common stock issued for cash	3,333,375	33	4,999,967	-	-	5,000,000

Common stock subscribed, 533,333 shares	-	-	799,995	5	-	800,000

Recapitalization	800,000	8	(295,008)	-	-	(295,000)

Stock options issued for services	-	-	162,933	-	-	162,933

Warrants issued for services	-	-	731,894	-	-	731,894

Stock issuance costs	-	-	(1,604,000)	-	-	(1,604,000)

Net loss for the year ended December 31, 2013	-	-	-	-	(2,947,608)	(2,947,608)

Balance, December 31, 2013	24,187,375	$242	$10,600,461	$5	$(6,299,641)	$4,301,067

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,947,608)	$(1,999,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,891	12,564
Share-based compensation	162,933	-
Loss on disposition of fixed assets	15,343	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(600,284)	117,914
Inventory	(35,709)	24,540
Prepaid expenses	(71,347)	23,492
Due from manufacturer - related party	(622,321)	(159,200)
Deposit with manufacturer - related party	(166,550)	(90,096)
Increase (Decrease) in:
Accounts payable and accrued expenses	410,054	46,739
Due to manufacturer - related party	-	(69,544)
Net Cash Used In Operating Activities	(3,821,598)	(2,093,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(877,522)	(10,000)
Deposits on property and equipment	-	(8,288)
Cash paid for acquisition of shell company	(295,000)	-
Loans to related party	(30,000)	-
Related party loans repaid	30,000	-
Net Cash Used In Investing Activities	(1,172,522)	(18,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,000,000	5,054,000
Stock issuance costs	(872,106)	(650,842)
Proceeds from common stock subscribed	800,000	-
Proceeds from credit line	150,000	-
Repayment of credit line	(350,000)	(300,000)
Net Cash Provided By Financing Activities	4,727,894	4,103,158

Net Increase (Decrease) in Cash	(266,226)	1,991,656

Cash - Beginning of Year	2,008,161	16,505

Cash - End of Year	$1,741,935	$2,008,161

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$8,640	$12,347

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING
Stock issuance costs paid in the form of warrants	$731,894	$438,122
Machinery and equipment purchased on account	$83,757	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 1 - Nature of Operations and Basis of Presentation

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

Mergers

On January 24, 2013, the Company, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s, Inc., a privately-held Delaware Corporation headquartered in New Jersey (“MamaMancini’s”) and an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into MamaMancini’s, with MamaMancini’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The Company acquired, through a reverse triangular merger, all of the outstanding capital stock of MamaMancini’s in exchange for issuing MamaMancini’s shareholders (the “MamaMancini’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. Immediately after the Merger was consummated, and further to the Agreement, the majority shareholders and certain affiliates of the Company cancelled a total of 103,408,000 shares of the Company’s common stock held by them (the “Cancellation”). In consideration of the Cancellation of such common stock, the Company paid the Majority Shareholder in aggregate of $295,000 and 800,000 shares of common stock and released the other affiliates from certain liabilities. In addition, the Company has agreed to spin out to the Majority Shareholder all assets related to the Company’s real estate management business within 30 days after the closing. As a result of the Merger and the Cancellation, the MamaMancini’s Shareholders became the majority shareholders of the Company.

The consolidated financial statements presented for all periods through and including December 31, 2013 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the December 31, 2013 balance sheet presented for the Company.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 2 - Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2013 and December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2013 and 2012, the Company had reserves of $2,000.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Finished goods	$112,279	$76,570

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Vehicles	3-5 years

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

Stock Issuance Costs

Stock Issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the years ended December 31, 2013 and 2012 were $1,604,000 and $1,088,964, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended December 31, 2013 and 2012 were $19,408 and $68,372, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Revenue Recognition

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products.

The Company meets these criteria upon shipment.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Year	Year
	Ended	Ended
	December 31, 2013	December 31, 2012
Gross Sales	$9,282,562	$4,948,254
Less: Slotting, Discounts, Allowances	540,941	365,409
Net Sales	$8,741,621	$4,582,845

Cost of sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended December 31, 2013 and 2012 were $2,440,424 and $1,460,000, respectively.

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

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations. For the years ended December 31, 2013 and 2012 share based compensation amounted to $894,827 and $438,122, respectively.$731,894 of the $894,827 recorded for the year ended December 31, 2013 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital. The $438,122 recorded for the year ended December 31, 2012 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

For the year ended December 31, 2013, when computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.68%-1.71%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	The expected warrant term is the life of the warrant.

●	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used had a range of 144%-193%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

For the year ended December 31, 2012, when computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.61%-1.01%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	The expected warrant term is the life of the warrant.

●	Given the Company was privately held, expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used had a range of 128%-147%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock subscribed	533,333
Common stock warrants, exercise price range of $1.00-$1.50	892,067
Common stock options, exercise price of $1.00	428,845
Total common stock equivalents	1,854,245

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants, exercise price of $1.00	505,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	728,804

Since the Company reflected a net loss during the years ended December 31, 2013 and 2012, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 3 - Property and Equipment:

Property and equipment on December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Machinery and Equipment	$982,017	$39,627
	982,017	39,627
Less: Accumulated Depreciation	52,521	22,176
	$929,496	$17,451

At December 31, 2013 machinery and equipment in the amount of $826,340 was not in service.

Depreciation expense charged to income for the years ended December 31, 2013 and 2012 amounted to $33,891 and $12,564 respectively.

During the year ended December 31, 2013, a vehicle with an original cost of $18,889 and adjusted basis of $15,343 was raffled off during a marketing & promotion campaign.

Note 4 - Credit Line

On October 13, 2010 the Company signed a revolving note (the “Note”) with Provident Bank (the “Bank”) for $1,000,000. The available balance of this Note was reduced to $400,000 and extended to September 1, 2013. The outstanding balance accrues interest at a variable rate of 1.00% over the Wall Street Journal prime rate with a floor of 4.50% per annum. (Starting July 2013 the interest rate floor increased to 5%) Interest is payable monthly and the rate as of December 31, 2012 was 4.50%.

Advances are limited to 80% of eligible receivables (75 days from invoice) and 35% of finished goods inventory (Starting July 2013 advances are limited to 70% of eligible receivables). Inventory advances shall be capped at $250,000. Concentrations from any one customer exceeding 30% of total accounts receivable will be excluded from the borrowing base availability. The note is secured by accounts receivable, inventory, financial instruments, equipment, general intangibles and investment property and personal and unconditional guarantees of two of the shareholders of the Company.

The balance outstanding on the revolving note at December 31, 2013 and 2012 was $0 and $200,000, respectively. On September 9, 2013 the Note was repaid and cancelled.

Note 5- Investment in LLC

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was brought down to $0 due to losses incurred by MO.

During 2012 the Company’s ownership interest in MO fell to 28% due to dilution.

During 2013 the Company’s ownership interest in MO fell to 15.8% due to dilution.

During the years ending December 31, 2013 and 2012, sales to MO were $85,541 and $73,768, respectively. At December 31, 2013 and 2012 the accounts receivable balance from MO was $1,457 and $12,680, respectively.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

During 2013, the Company loaned MO $30,000 for working capital purposes. The loan was non-interest bearing, unsecured and due on June 19, 2013. The loan was paid in full on July 8, 2013.

Summarized financial information for Meatball Obsession, LLC is as follows:

Balance Sheet Data

	December 31, 2013	December 31, 2012
Assets
Cash	$50,371	$117,777
Accounts receivable	7,895	5,234
Inventory	11,417	14,935
Property & equipment, net	165,398	75,861
Other assets	51,368	60,370
Total Assets	$286,449	$274,177

Liabilities and Members’ Equity
Accounts payable	$21,139	$25,731
Other current liabilities	28,480	8,354
Total Current Liabilities	49,619	34,085
Members’ Equity	236,830	240,092
Total Liabilities and Members’ Equity	$286,449	$274,177

Statement of Operations Data
	December 31, 2013	December 31, 2012
Revenues	$566,354	$315,493
Cost of goods sold	220,672	129,571
Expenses	794,648	534,961
Net operating loss	(448,966)	(349,039)
Other income (expenses)	(4,296)	(1,988)
Net loss	$(453,262)	$(351,027)

Note 6 - Related Party Transactions

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

During the years ended December 31, 2013 and 2012, the Company purchased substantially all of it’s inventory from the Manufacturer. At December 31, 2013 and December 31, 2012, the Company has a deposit on inventory in the amount of $359,506 and $192,956, respectfully, to this Manufacturer.

Due from Manufacturer – related party

During years ended December 31, 2013 and 2012, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. In addition the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand. At December 31, 2013 and 2012 the amount due from the Manufacturer is as follows:

	December 31, 2013	December 31, 2012
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$301,447
Loan to Manufacturer	450,000	-
Shared expenses paid by Manufacturer on behalf of the Company	(243,734)	(142,247)
Due from Manufacturer	$781,521	$159,200

Note 7 - Concentrations

Revenues

For years ended December 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	December 31, 2013	December 31, 2012
A	14%	15%
B	18%	11%
C	17%	35%
D	14%	2%
E	9%	14%

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Accounts Receivable

As of December 31, 2013 and 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	December 31, 2013	December 31, 2012
A	14%	13%
B	16%	30%
C	23%	20%

Cost of Sales

For the years ended December 31, 2013 and 2012, the Company had the following concentrations of purchases from vendors:

Vendor	December 31, 2013	December 31, 2012
A (Related Party)	100%	99%

Note 8 - Stockholders’ Equity

(A) Common Stock Transactions

2012

The Company issued 5,054,000 shares for cash proceeds of $5,054,000 ($1.00/share).

2013

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 800,000 shares of common stock.

From July 1, 2013 through December 31, 2013, the Company issued 3,333,375 shares of common stock to investors in exchange for $5,000,000 in proceeds in connection with the private placement of the Company’s stock.

Common stock subscribed

In December 2013, the Company sold 533,333 shares of common stock to investors in exchange for $800,000 in proceeds in connection with the private placement of the Company’s stock. As of December 31, 2013 the shares had not been issued.

In connection with the 2013 private placement the Company incurred fees of $1,604,000 consisting of $872,106 in cash and 386,666 warrants with a fair value of $731,894.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00

Options Outstanding				Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	541,404	3.85 years	$1.00	428,845	$1.00

At December 31, 2013 and December 31, 2012, the total intrinsic value of options outstanding and exercisable was $812,106 and $0, respectively.

As of December 31, 2013, the Company has $90,931 in stock based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is .8 years.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 01, 2012	-	$-
Exercisable – January 01, 2012	-	$-
Granted	505,400	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22

Warrants Outstanding				Warrants Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$1.50	892,067	4.04 years	$1.22	892,067	$1.22

At December 31, 2013 and December 31, 2012, the total intrinsic value of warrants outstanding and exercisable was $1,144,767 and $0, respectively.

Note 9- Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Either party may terminate this Agreement in the event that the other party materially breaches its obligations and fails to cure such material breach within sixty (60) days following written notice from the non-breaching party specifying the nature of the breach. The following termination rights are in addition to the termination rights provided elsewhere in the agreement

●	Termination by Licensee - Licensee shall have the right to terminate this Agreement at any time on sixty (60) days written notice to Licensor. In such event, all moneys paid to Licensor shall be deemed non-refundable.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company incurred $203,031 and $134,121 of royalty expenses for the years ended December 31, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Statement of Operations.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and up to 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants (the “Warrants”) to purchase a number of shares of the Company’s Common Stock equal to 10% of the number of shares of Common Stock (and/or shares of Common Stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The Warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of Common Stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

The Company shall pay to Spartan a non-refundable monthly fee of $10,000 over a twelve to twenty four month period upon Spartan’s satisfaction of certain thresholds (raising of aggregate gross proceeds of $4.0mil-$5.0mil) outlined in the Spartan Advisory Agreement. On October 29, 2013 the Company entered into an amendment to the Agreement and the $10,000 monthly fee was cancelled.

During the year ended December 31, 2013 the Company paid to Spartan fees of $650,000 and issued Spartan 333,333 five year warrants with an exercise price of $1.50.

(C) October 22, 2013

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

During the year ended December 31, 2013 the Company paid to Spartan financing fees of $104,000 and issued Spartan 53,333 five year warrants with an exercise price of $1.50.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Supply Agreement

On October 3, 2011, the Company entered into a five year agreement with a non-related party manufacturer. Under the terms of the agreement, the Company grants to the manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for additional periods of one year after the expiration of the initial term. During the renewal periods either party may cancel the contract with written notice nine months prior to the termination date.

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

In March 2012, the agreement was terminated and production equipment held by the manufacturer was returned to the Company.

Note 10 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	December 31, 2013	December 31, 2012
Federal
Current	$-	$-
Deferred	(945,289)	(599,149)
State and Local
Current	-	-
Deferred	(361,363)	-
Change in valuation allowance	1,306,652	599,149
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $4.6M and $1.6M at December 31, 2013 and 2012, respectively, available to offset taxable income through 2033. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $4.6M and $1.6M, as of December 31, 2013 and 2012, respectively, available to offset future taxable income through 2033.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 and 2012, the change in the valuation allowance was $1,306,652 and $599,149.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

	Years Ended
Deferred Tax Assets	December 31, 2013	December 31, 2012

Net operating loss carryovers	$1,939,069	$599,149

Total deferred tax assets	$1,939,069	$599,149
Valuation allowance	(1,905,801)	(599,149)
Deferred tax asset, net of valuation allowance	$33,268	$-

Deferred Tax Liabilities

Other deferred tax liabilities	(33,268)	-
Total deferred tax liabilities	$(33,268)	$-
Net deferred tax asset (liability)	$-	$-

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year ended December 31, 2013	Year ended December 31, 2012

US Federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.9)	(5.9)
Deferred tax true-up	(6.8)	-
Change in valuation allowance	44.3	36.7
Other permanent differences	2.4	3.2
Income tax provision (benefit)	- %	- %

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Entry Into A Material Definitive Agreement

Effective January 3, 2014, MamaMancini’s Inc. (“Mama’s”) a Delaware corporation and wholly owned subsidiary of MamaMancini’s Holdings, Inc. (the “Company”), entered into a Sale and Security Agreement (the “Sale and Security Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $1.5 million secured demand credit facility backed by its receivables and inventory (the “FGI Facility”). The Sale and Security Agreement has an initial three (3) year term (the “Original Term”) and shall be extended automatically for an additional one (1) year for each succeeding term unless written notice of termination is given by either party at least sixty (60) days prior to the end of the Original Term or any extension thereof. The Company and certain of its affiliates also entered into guarantees to guarantee the performance of the obligations under the Sale and Security Agreement (the “Guaranty Agreements”). Mama’s also granted FGI a security interest in and lien upon all of Mama’s right, title and interest in and to all of Mama’s Collateral (as defined in the Sale and Security Agreement).

Pursuant to the FGI Facility, FGI can elect to purchase eligible accounts receivables (“Purchased Accounts”) up to 70% of the value of such receivables (retaining a 30% reserve). At FGI’s election, FGI may advance Mama’s up to 70% of the value of any Purchased Accounts, subject to the FGI Facility. Reserves retained by FGI on any Purchased Accounts are expected to be refunded to Mama’s net of interest and fees on advances once the receivables are collected from customers. The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 6.75% per annum and (ii) 2.50% above the rate of interest designated by FGI as its selected “Prime Rate” or “Base Rate’, as the case may be (which as of the date hereof is based upon the Wall Street Journal, Money Rates Section). Any advances or borrowings under the FGI Facility are due on demand.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Mama’s also agreed to pay to FGI monthly collateral management fees of 0.42% of the average monthly balance of Purchased Accounts. The minimum monthly net funds employed during each contract year hereof shall be $500,000. Additionally, Mama’s paid FGI a one-time facility fee equal to 1% of the FGI Facility upon entry into the Sale and Security Agreement.

For further details please see the 8-K filed by the Company on January 10, 2014.

Change of year end

Effective January 13, 2014, MamaMancini’s Holdings, Inc. (the “Company”) changed its fiscal year-end date to January 31. The Company’s 2014 fiscal year shall commence on February 1, 2014 and conclude on January 31, 2015. The Company will file an Annual Report on Form 10-K for the year ended December 31, 2013 and will also file a transitional report with the United States Securities and Exchange Commission for the period of January 1, 2014 to January 31, 2014.

Unregistered Sale of Equity Securities

From January 1, 2014 through March 14, 2014, the Company issued 536,667 shares of common stock to investors in exchange for $805,000 in proceeds in connection with the private placement of the Company’s stock. The Company incurred approximately $104,650 in stock issuance costs in conjunction with the placement and issued Spartan 53,667 five year warrants with an exercise price of $1.50.

