Form 10-Q
period 2014-04-30
MamaMancini's Holdings, Inc.
filed 2014-06-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

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

As of June 12, 2014, there were 25,807,376 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

3

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

4

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2014	January 31, 2014
	(unaudited)

Assets

Assets:
Cash	$1,079,688	$1,541,640
Accounts receivable, net	1,143,943	1,029,632
Inventories	404,116	159,829
Prepaid expenses	153,666	140,511
Due from manufacturer - related party	758,861	774,049
Deposit with manufacturer - related party	762,743	598,987
Total current assets	4,303,017	4,244,648

Property and equipment, net	1,044,757	978,027

Debt issuance costs, net	46,658	46,264
Total Assets	$5,394,432	$5,268,939

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$583,878	$595,297
Line of credit	203,733	222,704
Total current liabilities	787,611	818,001

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 25,020,708 and 24,187,375 shares issued and outstanding, respectively	250	242
Additional paid in capital	11,850,738	10,993,973
Common stock subscribed, $0.00001 par value; 653,334 and 833,333 shares, respectively	7	8
Accumulated deficit	(7,244,174)	(6,543,285)
Total Stockholders’ Equity	4,606,821	4,450,938

Total Liabilities and Stockholders’ Equity	$5,394,432	$5,268,939

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the One Month Ended
	April 30, 2014	March 31, 2013	January 31, 2014
	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$2,583,149	$1,772,164	$775,252

Cost of sales	1,780,225	1,282,102	535,870

Gross profit	802,924	490,062	239,382

Operating expenses

Research and development	18,901	3,143	8,477
General and administrative expenses	1,468,278	1,096,057	472,023
Total operating expenses	1,487,179	1,099,200	480,500

Loss from operations	(684,255)	(609,138)	(241,118)

Other income (expenses)
Interest expense	(16,634)	(2,250)	(2,526)

Total other income (expense)	(16,634)	(2,250)	(2,526)

Net loss	$(700,889)	$(611,388)	$(243,644)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.01)

Weighted average common shares outstanding -basic and diluted	24,711,719	20,640,667	24,187,375

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period February 1, 2014 through April 30, 2014

(unaudited)

	Common Stock		Additional	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Subscribed	Deficit	Equity

Balance, February 1, 2014	24,187,375	$242	$10,993,973	8	$(6,543,285)	$4,450,938

Stock options issued for services	-	-	4,172	-	-	4,172

Warrants issued for services	-	-	94,927	-	-	94,927

Common stock issued	833,333	8	-	(8)		-

Common stock subscribed, 653,335 shares	-	-	979,994	7	-	980,001

Stock issuance costs	-	-	(222,327)	-	-	(222,327)

Net loss for the three months ended April 30, 2014	-	-	-	-	(700,889)	(700,889)

Balance, April 30, 2014	25,020,708	250	11,850,739	7	(7,244,174)	4,606,822

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended		For the One Month Ended
	April 30, 2014	March 31, 2013	January 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(700,889)	$(611,388)	(243,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,737	3,260	4,141
Amortization of debt issuance costs	4,091	-	1,322
Share-based compensation	4,172	-	2,015
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(114,311)	(350,021)	34,217
Inventory	(244,287)	(22,525)	(47,550)
Prepaid expenses	(13,155)	(71,628)	(4,986)
Due from manufacturer - related party	15,188	-	7,472
Deposit with manufacturer - related party	(163,756)	(30,904)	(239,481)
Increase (Decrease) in:
Accounts payable and accrued expenses	(11,420)	136,028	(227,747)
Due to manufacturer - related party	-	(67,803)	-
Net Cash Used In Operating Activities	(1,209,630)	(1,014,981)	(714,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(81,467)	-	(52,672)
Cash paid for acquisition of shell company	-	(295,000)	-
Loans to related party	-	(30,000)	-
Net Cash Used In Investing Activities	(81,467)	(325,000)	(52,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance costs	(127,400)	-	(58,500)
Proceeds from common stock subscribed	980,001	-	450,000
Debt issuance costs	(4,485)	-	(47,586)
Borrowings from line of credit, net	(18,971)	-	222,704
Net Cash Provided By Financing Activities	829,145	-	566,618

Net Decrease in Cash	(461,952)	(1,339,981)	(200,295)

Cash - Beginning of Period	1,541,640	2,008,161	1,741,935

Cash - End of Period	$1,079,688	$668,180	$1,541,640

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	-
Interest	$16,634	$2,250	8,640

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$94,927	$-	43,166

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Note 1 – Nature of Operations and Basis of Presentation

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

The condensed consolidated financial statements presented for all periods through and including April 30, 2014 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the April 30, 2014 balance sheet presented for the Company.

Since the transaction is considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

Basis of Presentation

The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 20, 2014 and the audited financial statements as of January 31, 2014 and for the one month period then ended filed with this Form 10-Q. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2013 have been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending January 31, 2015.

Note 2 – Summary of Significant Accounting Policies

Change of Year End

Effective January 13, 2014, MamaMancini’s Holdings, Inc. (the “Company”) changed its fiscal year-end date to January 31. The Company’s 2014 fiscal year commenced on February 1, 2014 and concludes on January 31, 2015. The Company changed its year end to be in conformity with a significant number of its retail customers that have a fiscal year end on or near January 31. This allows the Company to more accurately account for accrued discounts and promotions to these retailers.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2014 and January 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2014 and January 31, 2014, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2014 and January 31, 2014:

	April 30, 2014	January 31, 2014
Finished goods	$404,116	$159,829

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014 were $222,327, $0 and $102,166, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Research and Development

Research and development is expensed as incurred. Research and development expenses for three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014 were $18,901, $3,143, and $8,477, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees and sales discounts are accounted for as a direct reduction of revenues as follows:

	Three Months Ended April 30, 2014	Three Months Ended March 31, 2013	One Month Ended January 31, 2014
Gross Sales	$2,655,011	$1,931,473	$796,177
Less: Slotting, Discounts, Allowances	71,862	159,309	20,925
Net Sales	$2,583,149	$1,772,164	$775,252

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014 were $761,999, $417,000 and $232,481, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share-based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Condensed Consolidated Statement of Operations. For the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014 share-based compensation amounted to $99,099, $0 and $45,681, respectively. Of the $99,099 recorded for the three months ended April 30, 2014, $94,927 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital.

For the three months ended April 30, 2014, when computing fair value of share-based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.68%-1.71%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	The warrant term is the life of the warrant.

●	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used had a range of 144%-193%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

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

The Company had the following potential common stock equivalents at April 30, 2014:

Common stock subscribed	653,335
Common stock warrants, exercise price range of $1.00-$1.50	987,401
Common stock options, exercise price of $1.00	444,288
Total common stock equivalents	2,085,024

The Company had the following potential common stock equivalents at March 31, 2013:

Common stock subscribed	--
Common stock warrants, exercise price range of $1.00	505,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	728,804

Since the Company reflected a net loss during the three months ended April 30, 2014 and March 31, 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, in May 2014. The amendments in this Update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Note 3 – Property and Equipment:

Property and equipment on April 30, 2014 and January 31, 2014 are as follows:

	April 30, 2014	January 31, 2014
Machinery and Equipment	$1,038,953	$1,027,341
Leasehold Improvements	77,203	7,258
	1,116,156	1,034,689
Less: Accumulated Depreciation	71,399	56,662
	$1,044,757	$978,027

At April 30, 2014 and January 31, 2014 fixed assets in the amount of $854,509 and $826,340 were not in service.

Depreciation expense charged to income for the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014 amounted to $14,737, $3,260 and $4,141, respectively.

Note 4 – Investment in LLC

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

During the three months ended April 30, 2014 the Company’s ownership interest in MO fell to 13% due to dilution.

Note 5 – Related Party Transactions

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

April 30, 2014

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

During the three months ended April 30, 2014 and March 31, 2013, the Company purchased substantially all of its inventory from the Manufacturer. At April 30, 2014 and January 31, 2014, the Company has a deposit on inventory in the amount of $762,743 and $598,987, respectfully, to this Manufacturer.

Due from Manufacturer – Related Party

During the three months ended April 30, 2014 and March 31, 2013, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. In addition the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand. At April 30, 2014 and January 31, 2014 the amount due from the Manufacturer is as follows:

	April 30, 2014	January 31, 2014
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$575,255
Loan to Manufacturer	450,000	450,000
Shared expenses paid by Manufacturer on behalf of the Company	(266,394)	(251,206)
Due from Manufacturer	$758,861	$774,049

Note 6 – Line of Credit

Effective January 3, 2014, the Company entered into a Sale and Security Agreement (the “Sale and Security Agreement”) with Faunus Group International, Inc. (“FGI”) to provide for a $1.5 million secured demand credit facility backed by its receivables and inventory (the “FGI Facility”). The Sale and Security Agreement has an initial three year term (the “Original Term”) and shall be extended automatically for an additional one year for each succeeding term unless written notice of termination is given by either party at least sixty days prior to the end of the Original Term or any extension thereof. The Company and certain of its affiliates also entered into guarantees to guarantee the performance of the obligations under the Sale and Security Agreement (the “Guaranty Agreements”). The Company also granted FGI a security interest in and lien upon all of the Company’s right, title and interest in and to all of its assets (as defined in the Sale and Security Agreement).

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Pursuant to the FGI Facility, FGI can elect to purchase eligible accounts receivables (“Purchased Accounts”) up to 70% of the value of such receivables (retaining a 30% reserve). At FGI’s election, FGI may advance the Company up to 70% of the value of any Purchased Accounts, subject to the FGI Facility. Reserves retained by FGI on any Purchased Accounts are expected to be refunded to the Company net of interest and fees on advances once the receivables are collected from customers. The interest rate on advances or borrowings under the FGI Facility will be the greater of (i) 6.75% per annum and (ii) 2.50% above the prime rate. Any advances or borrowings under the FGI Facility are due on demand.

The Company also agreed to pay to FGI monthly collateral management fees of 0.42% of the average monthly balance of Purchased Accounts. The minimum monthly net funds employed during each contract year hereof shall be $500,000. Additionally, the Company paid FGI a one-time facility fee equal to 1% of the FGI Facility upon entry into the Sale and Security Agreement.

Note 7 – Concentrations

Revenues

During the three months ended April 30, 2014, the Company earned revenues from three customers representing approximately 29%, 14% and 10% of gross sales. During the three months ended March 31, 2013, the Company earned revenues from five customers representing approximately 27%, 17%, 14%, 11% and 10% of gross sales. During the one month ended January 31, 2014, three customers represented 18%, 15% and 10% of gross sales.

Cost of Sales

For the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014, one vendor (a related party) represented 100% of the Company’s purchases.

Accounts Receivable

As of April 30, 2014, two customers represented approximately 33% and 10% of total gross accounts receivable. As of January 31, 2014, one customer represented approximately 24% of total gross accounts receivable.

Note 8 – Stockholders’ Equity

(A) Common Stock Transactions

During January 2014, the Company sold 300,000 shares of common stock to investors in exchange for $450,000 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in March 2014.

In connection with the private placement the Company incurred fees of $102,166 consisting of $58,500 in cash and 30,000 warrants with a fair value of $43,666.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Common Stock Subscribed

During March 2014, the Company sold 236,667 shares of common stock to investors in exchange for $355,000 in proceeds in connection with the private placement of the Company’s stock. The shares were not issued as of April 30, 2014.

In connection with the private placement the Company incurred fees of $80,536 consisting of $46,150 in cash and 23,667 warrants with a fair value of $34,386.

During April 2014, the Company sold 416,668 shares of common stock to investors in exchange for $625,001 in proceeds in connection with the private placement of the Company’s stock. The shares were not issued as of April 30, 2014.

In connection with the private placement the Company incurred fees of $141,791 consisting of $81,250 in cash and 41,667 warrants with a fair value of $60,541.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	223,404	$1.00
Exercisable – January 1, 2013	-	$-
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00
Granted	-	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2014	541,404	$1.00
Exercisable – April 30, 2014	444,288	$1.00

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	541,404	3.52 years	$1.00	444,288	$1.00

At April 30, 2014 and January 31, 2014, the total intrinsic value of options outstanding and exercisable was $1,061,152 and $1,082,808, respectively.

As of April 30, 2014, the Company has $4,172 in stock-based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is .47 years.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	505,400	$1.00
Exercisable – January 1, 2013	-	$-
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22
Granted	30,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	922,067	$1.22
Exercisable – January 31, 2014	922,067	$1.22
Granted	65,334	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2014	987,401	$1.24
Exercisable – April 30, 2014	987,401	$1.24

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$1.50	987,401	3.81 years	$1.24	987,401	$1.24

At April 30, 2014 and January 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $1,694,305 and $1,635,801, respectively.

Note 9 – Commitments and Contingencies

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

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

The Company incurred $78,630, $71,116 and $35,551 of royalty expenses for the three months ended April 30, 2014 and March 31, 2013 and the one month ended January 31, 2014, repsectively. Royalty expenses are included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2014

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

During the month ended January 31, 2014 the Company paid to Spartan financing fees of $58,500 and issued Spartan 30,000 five year warrants with an exercise price of $1.50.

During the three months ended April 30, 2014, the Company paid to Spartan financing fees of $127,400 and issued Spartan 138,463 five year warrants with an exercise price of $1.50.

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the condensed consolidated financial statements were issued to determine if they must be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by MamaMancini’s Holdings, Inc. (“MamaMancini’s” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 20, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

The Company plans to aggressively increase its distribution of products into new retail outlets in 2014. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of this year and also has commercials running on political talk radio. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Aggressive consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new line of all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2014 and thereafter. These products include Five Cheese Stuffed Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Bolognese Sauce, Mac n’ Mamas, and Orecchiette Pasta with Brocolli and Pork Meatballs. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing all natural product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian sauce with beef flavors.

Key sales personnel and a sales network of paid broker representatives are in place. Management is working diligently to solicit all major supermarket retailers, club stores and mass market accounts. Additionally, the Company has begun an effort to develop presentations to major entities in the sandwich, burger, and Italian sub quick-serve industry through a fee based consultant. The Company is also soliciting business in Canada and the Caribbean.

The Company owns 13% of the common equity of Meatball Obsession and is its exclusive supplier of meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. The business plan of Meatball Obsession is to rapidly open more units at Universities in the fall of 2014 based upon its success this year. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

The Company increased its manufacturing source of supply in 2014 to meet an anticipated increased demand. Additions of high speed equipment and new production order flow has begun to occur. As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies but not guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also expects that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease in the labor costs.

The Company expects to have an operating loss in 2014 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for initial trial customers, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

The Company believes that the MamaMancini’s brand has potential for great market brand equity once established. We believe that MamaMancini’s products have the ability to grow into several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other retailers. In addition, we believe that MamaMancini’s products can be sold into food service channels, mass market, export or as a component of other products.

Results of Operations for the three months ended April 30, 2014 and March 31, 2013

The following table sets forth the summary income statement for the three months ended April 30, 2014 and March 31, 2013:

	Three Months Ended
	April 30, 2014	March 31, 2013

Sales - Net of slotting fees and discounts(1)	$2,583,149	$1,772,164
Gross Profit	$802,924	$490,062
Operating Expenses	$(1,487,179)	$(1,099,200)
Other Income (Expense)	$(16,634)	$(2,250)
Net Loss	$(700,889)	$(611,388)

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

For the three months ended April 30, 2014 and March 31, 2013, the Company reported a net loss of $(700,889) and $(611,388), respectively. The change in net loss between the three months ended April 30, 2014 and March 31, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 26,000 retail and grocery locations at April 30, 2014 as compared to approximately 16,000 at March 31, 2013. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $295,000.

●	Stock-based compensation expense increased by $4,000.

●	Trade show and travel expenses increased by $6,400.

●	Commission expenses increased by $27,800.

●	Royalty expenses increased by $7,500.

●	Postage and freight increased by $42,400.

●	Insurance expense increased $8,400.

●	Depreciation expense increased $11,500.

●	Marketing research and social media costs increased by $40,200.

●	Product development costs increased by $15,800.

●	Professional fees decreased by $23,200.

●	Payroll and related expenses decreased by $34,000.

Sales: Sales, net of slotting fees and discounts increased by approximately 46% to $2,583,149 during the three months ended April 30, 2014, from $1,772,164 during the corresponding period ended March 31, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 26,000 retail and grocery locations at April 30, 2014 as compared to approximately 16,000 at March 31, 2013. The Company commenced operations during 2010.

Gross Profit: The gross profit margin increased by approximately 3% from 28% for the three months ended March 31, 2013 to 31% for the three months ended April 30, 2014. This increase is primarily attributable to an improved product mix as well as decreased slotting fees and discounts.

Operating Expenses: Operating expenses increased by 35% during the three months ended April 30, 2014, as compared to the three months ended March 31, 2013. The $387,979 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $295,000 related to a new radio advertising campaign and special promotions;

●	Stock-based compensation of $4,000 as a result of stock options expensed during the period;

●	Trade show and travel expenses of $6,400 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased;

●	Commission expenses of $27,800 related to increased sales;

●	Royalties of $7,500 related to increased sales;

●	Postage and freight of $42,400 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Insurance expenses of $8,400 related to increases in insurance coverage and premiums;

●	Depreciation expense of $11,500 due to new fixed asset purchases during the period;

●	Amortization expense of $4,100 related to the closing costs incurred on the Company’s line of credit;

●	Marketing research and social media costs increased by $40,200 due to the Company electing to spend more on market research and social media; and

●	Product development costs increased by $15,800 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Professional fees of $23,200 due to a decrease in legal expenses and professional fees which were offset by an increase in fees to an investment banker and financial consultants related to equity raises;

●	Payroll and related expense of $34,300 as compensation to a reduction in executive sales personnel; and

●	Public relations expenses of $18,000 because the Company no longer needed the exposure to enhance sales; and

Other Income (Expense): Other expenses increased by $14,384 to $(16,634) for the three months ended April 30, 2014 as compared to $(2,250) during the three months ended March 31, 2013. For the three months ended April 30, 2014, other expenses consisted of $16,634 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014. For the three months ended March 31, 2013, other expenses consisted of $2,250 in interest expense incurred on the Company’s line of credit. The Company’s line of credit originally signed in October 2010 was repaid and cancelled on September 9, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2014 compared to January 31, 2014:

	Period Ended
	April 30, 2014	January 31, 2014	Increase/(Decrease)
Current Assets	$4,303,017	$4,244,648	$58,369
Current Liabilities	$787,610	$818,001	$(30,391)
Working Capital	$3,515,407	$3,426,647	$88,760

As of April 30, 2014, we had working capital of $3,515,407 as compared to working capital of $3,426,647 as of January 31, 2014, an increase of $88,760. The increase in working capital is primarily attributable to an increase in accounts receivable, inventory, prepaid expenses, deposit with related party manufacturer partially, a decrease in accounts payable and accrued expenses and a decrease in the outstanding line of credit balance offset by a decrease in cash and a decrease in receivable from related party. During the three months ended April 30, 2014, the Company raised net proceeds of the $757,674 from the sale of 653,335 shares of common stock. During the one month ended January 31, 2014 the Company raised net proceeds of the $347,834 from the sale of 300,000 shares of common stock. All are a result of the Company executing on its expansion strategy.

Net cash used in operating activities for the three months ended April 30, 2014 and March 31, 2013 was $1,209,630 and $1,014,981, respectively. The net loss for the three months ended April 30, 2014 and March 31, 2013 was $700,889 and $611,388, respectively.

Net cash used in all investing activities for the three months ended April 30, 2014 was $81,467 as compared to $325,000 for the three months ended March 31, 2013. During the three months ended April 30, 2014, the Company paid approximately $81,500 to acquire new machinery and equipment. During the three months ended March 31, 2013, the Company paid $295,000 for the acquisition of a company and paid $30,000 for a loan to a related party.

Net cash provided by all financing activities for three months ended April 30, 2014 was $829,145 as compared to $0 for the three months ended March 31, 2013. During the three months ended April 30, 2014 the Company raised net proceeds of the $852,601 from the sale of common stock which was offset by $4,485 paid for debt issuance costs and net cash of $18,971 paid for transactions pursuant to the line of credit agreement. During the three months ended March 31, 2013, the Company did not have any financing activities.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during January 2014 and the first quarter of 2014 in addition to the line of credit entered into in January 2014 will enable the Company to meet the working capital requirements for at least 12 months. (See Note 6 to the condensed consolidated financial statements related to the line of credit). The estimated working capital requirement for the next 12 months is $2,200,000 with an estimated burn rate of $183,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $700,889 and $1,209,630, respectively, for the three months ended April 30, 2014.

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

In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws. During the month ended January 31, 2014 and the three months ended April 30, 2014, Management raised capital through equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

Recent Accounting Pronouncements

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the condensed consolidated Statement of Operations.

When computing fair value of share-based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

●	The warrant term is the life of the warrant.

●	The expected volatility was benchmarked against similar companies in a similar industry.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 20, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended April 30, 2014.

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

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: June 12, 2014	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

