Form 10-Q
period 2014-07-31
MamaMancini's Holdings, Inc.
filed 2014-09-08
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2014

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

As of September 8, 2014, there were 25,807,376 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

3

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

4

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2014	January 31, 2014
	(unaudited)
Assets
Assets:
Cash	$114,774	$1,541,640
Accounts receivable, net	1,054,172	1,029,632
Inventories	469,158	159,829
Prepaid expenses	181,615	140,511
Due from manufacturer - related party	740,183	774,049
Deposit with manufacturer - related party	1,220,221	598,987
Total current assets	3,780,123	4,244,648

Property and equipment, net	1,142,295	978,027

Debt issuance costs, net	52,317	46,264
Total Assets	$4,974,735	$5,268,939

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$417,853	$595,297
Line of credit	293,341	222,704
Total current liabilities	711,194	818,001

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 25,807,376 and 24,187,375 shares issued and outstanding, respectively	258	242
Additional paid in capital	12,300,854	10,993,973
Common stock subscribed, $0.00001 par value; 66,667 and 833,333 shares, respectively	1	8
Accumulated deficit	(8,037,572)	(6,543,285)
Total Stockholders’ Equity	4,263,541	4,450,938

Total Liabilities and Stockholders’ Equity	$4,974,735	$5,268,939

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended		For the One Month Ended
	July 31, 2014	June 30, 2013	July 31, 2014	June 30, 2013	January 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$2,249,768	$1,700,388	$4,832,917	$3,472,552	$775,252

Cost of sales	1,590,904	1,185,886	3,371,129	2,467,988	535,870

Gross profit	658,864	514,502	1,461,788	1,004,564	239,382

Operating expenses
Research and development	24,091	3,995	42,992	7,138	8,477
General and administrative expenses	1,401,461	1,262,054	2,869,739	2,358,111	472,023
Total operating expenses	1,425,552	1,266,049	2,912,731	2,365,249	480,500

Loss from operations	(766,688)	(751,547)	(1,450,943)	(1,360,685)	(241,118)

Other income (expenses)
Interest expense	(26,710)	(1,525)	(43,344)	(3,775)	(2,526)
Total other income (expense)	(26,710)	(1,525)	(43,344)	(3,775)	(2,526)

Net loss	$(793,398)	$(753,072)	$(1,494,287)	$(1,364,460)	$(243,644)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)	$(0.01)

Weighted average common shares outstanding -basic and diluted	25,452,943	20,854,000	25,091,224	20,747,923	24,187,375

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period February 1, 2014 through July 31, 2014

(unaudited)

			Additional
	Common Stock		Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, February 1, 2014	24,187,375	$242	$10,993,973	8	$(6,543,285)	$4,450,938

Stock options issued for services	-	-	159,181	-	-	159,181

Warrants issued for services	-	-	188,900	-	-	188,900

Common stock issued	1,620,001	16	1,179,995	(8)	-	1,180,003

Common stock subscribed, 66,667 shares	-	-	99,999	1	-	100,000

Stock issuance costs	-	-	(321,194)	-	-	(321,194)

Net loss for the six months ended July 31, 2014	-	-	-	-	(1,494,287)	(1,494,287)

Balance, July 31, 2014	25,807,376	258	12,300,854	1	(8,037,572)	4,263,541

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended		For the One Month Ended
	July 31, 2014	June 30, 2013	January 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,494,287)	$(1,364,460)	(243,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,473	9,752	4,141
Amortization of debt issuance costs	8,431	-	1,322
Share-based compensation	176,100	156,104	2,015
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(24,540)	(180,976)	34,217
Inventory	(309,329)	(14,474)	(47,550)
Prepaid expenses	(41,104)	(69,315)	(4,986)
Due from manufacturer - related party	33,866	(218,708)	7,472
Deposit with manufacturer - related party	(621,234)	108,729	(239,481)
Increase (Decrease) in:
Accounts payable and accrued expenses	(177,444)	1,478	(227,747)
Due to manufacturer - related party	-	-	-
Net Cash Used In Operating Activities	(2,390,068)	(1,571,870)	(714,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(223,741)	(77,037)	(52,672)
Cash paid for acquisition of shell company	-	(295,000)	-
Loans to related party	-	(30,000)	-
Net Cash Used In Investing Activities	(223,741)	(402,037)	(52,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance costs	(149,213)	-	(58,500)
Proceeds from issuance of common stock	1,180,003	-	-
Proceeds from common stock subscribed	100,000	-	450,000
Debt issuance costs	(14,484)	-	(47,586)
Borrowings from line of credit, net	70,637	150,000	222,704
Net Cash Provided By Financing Activities	1,186,943	150,000	566,618

Net Decrease in Cash	(1,426,866)	(1,823,907)	(200,295)

Cash - Beginning of Period	1,541,640	2,008,161	1,741,935

Cash - End of Period	$114,774	$184,254	$1,541,640

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	-
Interest	$43,344	$3,775	8,640

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$171,981	$213,971	43,166

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation.

Current Business of the Company

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, and other similar meats and sauces. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast.

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

The condensed consolidated financial statements presented for all periods through and including July 31, 2014 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the July 31, 2014 balance sheet presented for the Company.

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

July 31, 2014

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

Note 2 - Summary of Significant Accounting Policies

Change of Year End

Effective January 13, 2014, MamaMancini’s Holdings, Inc. (the “Company”) changed its fiscal year-end date to January 31. The Company’s 2014 fiscal year commenced on February 1, 2014 and concludes on January 31, 2015. The Company changed its year end to be consistent with a significant number of its retail customers that have a fiscal year end on or near January 31. This allows the Company to more accurately account for accrued discounts and promotions to these retailers. The Company determined that recasting the prior year comparable period ended January 31, 2013 would not be material.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2014 or January 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of July 31, 2014 and January 31, 2014, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2014 and January 31, 2014:

	July 31, 2014	January 31, 2014
Finished goods	$469,158	$159,829

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014 were $321,194, $0 and $102,166, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for three months ended July 31, 2014 and June 30, 2013 were $24,091 and $3,995, respectively. Research and development expenses for six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014 were $42,992, $7,138 and $8,477, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Six Months Ended July 31, 2014	Six Months Ended June 30, 2013	One Month Ended January 31, 2014
Gross Sales	$5,021,325	$3,716,948	$796,177
Less: Slotting, Discounts, Allowances	188,408	244,396	20,925
Net Sales	$4,832,917	$3,472,552	$775,252

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2014 and June 30, 2013 were $549,560 and $393,722, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014 were $1,265,859, $810,722 and $232,481, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

For the three months ended July 31, 2014 and June 30, 2013 share-based compensation amounted to $248,982 and $156,104, respectively. For the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014 share-based compensation amounted to $348,081, $156,104 and $45,681, respectively. Of the $348,081 recorded for the six months ended July 31, 2014, $171,974 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital.

For the six months ended July 31, 2014, when computing fair value of share-based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used had a range of 0.26%-1.76%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was 0%.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	The warrant term is the life of the warrant.

●	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used had a range of 144%-193%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

The Company had the following potential common stock equivalents at July 31, 2014:

Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,111,401
Common stock options, exercise price of $1.00-$2.97	564,404
Total common stock equivalents	1,742,472

The Company had the following potential common stock equivalents at June 30, 2013:

Common stock subscribed	--
Common stock warrants, exercise price range of $1.00	505,400
Common stock options, exercise price of $1.00	491,404
Total common stock equivalents	996,804

Since the Company reflected a net loss during the three and six months ended July 31, 2014 and June 30, 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on July 31, 2014 and January 31, 2014 are as follows:

	July 31, 2014	January 31, 2014
Machinery and Equipment	$1,034,943	$1,027,431
Furniture and Fixtures	14,672	4,525
Leasehold Improvements	208,815	2,733
	1,258,430	1,034,689
Less: Accumulated Depreciation	116,135	56,662
	$1,142,295	$978,027

At July 31, 2014 and January 31, 2014, fixed assets in the amount of $0 and $826,340, respectively, were not in service.

Depreciation expense charged to income for the three months ended July 31, 2014 and June 30, 2013 amounted to $44,736 and $6,492, respectively. Depreciation expense charged to income for the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014 amounted to $59,473, $9,752 and $4,141, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Note 4 - Investment in Meatball Obsession, LLC

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity.

At December 31, 2011 the investment was written down to $0 due to losses incurred by MO.

During 2013 the Company’s ownership interest in MO fell to 24% due to dilution.

During the six months ended July 31, 2014 the Company’s ownership interest in MO fell to 13% due to dilution.

Note 5 - Related Party Transactions

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

During the three and six months ended July 31, 2014 and June 30, 2013, the Company purchased substantially all of its inventory from the Manufacturer. At July 31, 2014 and January 31, 2014, the Company has a deposit on inventory in the amount of $1,220,221 and $598,987, respectfully, to this Manufacturer.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Due from Manufacturer – Related Party

During the three and six months ended July 31, 2014 and June 30, 2013, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. In addition the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand. At July 31, 2014 and January 31, 2014 the amount due from the Manufacturer is as follows:

	July 31, 2014	January 31, 2014
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$575,255
Loan to Manufacturer	450,000	450,000
Shared expenses paid by Manufacturer on behalf of the Company	(285,072)	(251,206)
Due from Manufacturer	$740,183	$774,049

Note 6 - Line of Credit

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

Subsequent to July 31, 2014, the Company terminated its agreement with FGI and paid off all obligations due at the payoff date. Upon termination, additional fees and accrued interest of approximately $48,600 were paid.

On September 3, 2014, the Company entered into a new loan and security agreement with Entrepreneur Growth Capital (“EGC”). See Note 10.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Note 7 - Concentrations

Revenues

During the six months ended July 31, 2014, the Company earned revenues from three customers representing approximately 23%, 17% and 11% of gross sales. During the six months ended June 30, 2013, the Company earned revenues from five customers representing approximately 23%, 16%, 15%, 10% and 10% of gross sales. During the one month ended January 31, 2014, three customers represented 18%, 15% and 10% of gross sales.

Cost of Sales

For the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014, one vendor (a related party) represented 100% of the Company’s purchases.

Accounts Receivable

As of July 31, 2014, two customers represented approximately 21% and 13% of total gross accounts receivable. As of January 31, 2014, one customer represented approximately 24% of total gross accounts receivable.

Note 8 - Stockholders’ Equity

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

During March 2014, the Company sold 236,667 shares of common stock to investors in exchange for $355,000 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in June 2014.

In connection with the private placement the Company incurred fees of $80,536 consisting of $46,150 in cash and 23,667 warrants with a fair value of $34,386.

During April 2014, the Company sold 416,668 shares of common stock to investors in exchange for $625,001 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in June 2014.

In connection with the private placement the Company incurred fees of $141,791 consisting of $81,250 in cash and 41,667 warrants with a fair value of $60,541.

During May 2014, the Company sold 133,333 shares of common stock to investors in exchange for $200,000 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in June 2014.

In connection with the private placement the Company incurred fees of $82,796 consisting of $26,000 in cash and 17,333 warrants with a fair value of $56,796.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Common Stock Subscribed

During June 2014, the Company sold 66,668 shares of common stock to investors in exchange for $100,000 in proceeds in connection with the private placement of the Company’s stock. The shares were not issued as of July 31, 2014.

In connection with the private placement the Company incurred fees of $33,258 consisting of $13,000 in cash and 8,667 warrants with a fair value of $20,258.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	223,404	$1.00
Exercisable – January 1, 2013	-	$-
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00
Granted	59,000	$2.95
Exercised	-	$-
Forfeited/Cancelled	(36,000)	$-
Outstanding – July 31, 2014	564,404	$1.20
Exercisable – July 31, 2014	472,404	$1.22

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	505,404	3.52 years	$1.00	417,904	$1.00
$2.95	50,000	4.73 years	$2.95	50,000	$2.95
$2.97	9,000	4.75 years	$2.97	4,500	$2.97

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

At July 31, 2014 and January 31, 2014, the total intrinsic value of options outstanding and exercisable was $429,593 and $1,082,808, respectively.

As of July 31, 2014, the Company has $84,351 in stock-based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is 1.48 years.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	505,400	$1.00
Exercisable – January 1, 2013	-	$-
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22
Granted	30,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	922,067	$1.22
Exercisable – January 31, 2014	922,067	$1.22
Granted	189,334	$2.02
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2014	1,111,401	$1.36
Exercisable – July 31, 2014	1,013,401	$1.25

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.50	1,111,401	3.71 years	$1.36	1,013,401	$1.25

At July 31, 2014 and January 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $607,390 and $1,635,801, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

Note 9 - Commitments and Contingencies

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

Licensing and Royalty Agreements

On March 1, 2010, the Company was assigned a Development and License agreement (the “Agreement”). Under the terms of the Agreement the Licensor shall develop for the Company a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Licensor shall work with Licensee to develop Licensor Products that are acceptable to Licensee. Upon acceptance of a Licensor Product by Licensee, Licensor’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products (the “Recipes”) shall be subject to this Development and License Agreement.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

The Company incurred $37,096 and $47,006 of royalty expenses for the three months ended July 31, 2014 and June 30, 2013. The Company incurred $115,726, $118,122 and $35,551 of royalty expenses for the six months ended July 31, 2014 and June 30, 2013 and the one month ended January 31, 2014. Royalty expenses are included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

July 31, 2014

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

Notes to Condensed Consolidated Financial Statements

July 31, 2014

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

During the six months ended July 31, 2014, the Company paid to Spartan financing fees of $166,400 and issued Spartan 91,333 five year warrants with an exercise price of $1.50.

Note 10 - Subsequent Events

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The total facility is for an aggregate principal amount of up to $3,100,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan Line of Credit:	$600,000

EGC may from time to time make loans in an aggregate amount not to exceed the Accounts Revolving Line of Credit up to 85% of the net amount of Eligible Accounts (as defined in the Loan and Security Agreement).  EGC may from time to time make loans in an aggregate amount not to exceed the Inventory Revolving Line of Credit against Eligible Inventory (as defined in the Loan and Security Agreement) in an amount up to 50% of finished goods and in an amount up to 20% of raw material.

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The Company is required to pay a one-time facility fee equal to 2.25% of the total $3,100,000 facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (” EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

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

Plan of Operation

The Company plans to increase its distribution of products into new retail outlets in 2014 and 2015. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of this year and also has commercials running on political talk radio. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new line of “all natural” (with the exception of the Bolognese Sauce, which contains bacon) brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2014 and thereafter. These products include Five Cheese Stuffed Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Mac n’ Mamas, and Orecchiette Pasta with Brocolli and Pork Meatballs. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing “all natural” product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian sauce with beef flavors.

The Company has key sales personnel and a sales network of broker representatives. Management continues to solicit all major supermarket retailers, club stores and mass market accounts. Additionally, the Company has begun an effort to develop presentations to major entities in the sandwich, burger, and Italian sub quick-serve industry through a fee based consultant. The Company is also soliciting business in Canada and the Caribbean.

The Company owns 13% of the common equity of Meatball Obsession and is its exclusive supplier of meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. At present Meatball obsession has 4 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

The Company has a five year supply agreement with a manufacturer (the “Manufacturer”) who is a related party. The manufacturer is owned by the CEO and president of the Company.

The Company increased its manufacturing source of supply in 2014 to meet an anticipated increased demand. Additions of high speed equipment and new production order flow have begun to occur. As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies but cannot guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also expects that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease in the labor costs.

The Company expects to have an operating loss in 2014 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for initial trial customers, short runs on new products, raising manufacturing costs, sample expenses, market research, design and label costs, product development costs, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

The Company is contemplating an acquisition of the Manufacturer. No assurances can be made that the Company will acquire the Manufacturer at any time.

The Company believes that MamaMancini’s products have the ability to grow into several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other retailers. In addition, the Company believes that MamaMancini’s products can be sold into food service channels, mass market, export or as a component of other products.

Results of Operations for the three months ended July 31, 2014 and June 30, 2013

The following table sets forth the summary income statement for the three months ended July 31, 2014 and June 30, 2013 (unaudited):

	Three Months Ended
	July 31, 2014	June 30, 2013

Sales - Net of slotting fees and discounts (1)	$2,249,768	$1,700,388
Gross Profit	$658,864	$514,502
Operating Expenses	$(1,425,552)	$(1,266,049)
Other Income (Expense)	$(26,710)	$(1,525)
Net Loss	$(793,398)	$(753,072)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the three months ended July 31, 2014 and June 30, 2013, the Company reported a net loss of $(793,398) and $(753,072), respectively. The change in net loss between the three months ended July 31, 2014 and June 30, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 29,500 retail and grocery locations at July 31, 2014 as compared to approximately 17,000 at June 30, 2013. The Company has reinvested net proceeds from sales to further develop brand awareness.

●	Advertising and promotional expense increased by $57,500 which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements.

●	Stock-based compensation expense increased by $15,800.

●	Commission expenses increased by $23,600.

●	Product development costs increased by $20,100.

●	Postage and freight increased by $55,900.

●	Depreciation expense increased $38,200.

●	Marketing research and social media costs increased by $48,100.

●	Trade show and travel expenses decreased by $28,700.

●	Royalty expenses decreased by $9,900.

●	Professional fees decreased by $11,800.

●	Payroll and related expenses decreased by $44,600.

Sales: Sales, net of slotting fees and discounts increased by approximately 32% to $2,249,768 during the three months ended July 31, 2014, from $1,700,388 during the three months ended June 30, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 29,500 retail and grocery locations at July 31, 2014 as compared to approximately 17,000 at June 30, 2013. The Company commenced operations during 2010.

Gross Profit: The gross profit margin decreased by approximately 1% from 30% for the three months ended June 30, 2013 to 29% for the three months ended July 31, 2014. This decrease is primarily attributable to a change in product mix.

Operating Expenses: Operating expenses increased by 13% during the three months ended July 31, 2014, as compared to the three months ended June 30, 2013. The $159,503 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation of $15,800 as a result of stock options expensed during the period;

●	Advertising and promotional expenses of $57,500 related to an increase in spending on our new radio advertising campaign and special promotions which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements;

●	Commission expenses of $23,600 related to increased sales;

●	Postage and freight of $55,900 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $38,200 due to new fixed asset purchases during the period;

●	Amortization expense of $4,300 related to the closing costs incurred on the Company’s line of credit;

●	Marketing research and social media costs increased by $48,100 due to the Company electing to spend more on market research and social media, which primarily consisted of four marketing research projects to develop new products; and

●	Product development costs increased by $20,100 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Professional fees of $11,800 due to a decrease in legal expenses and professional fees which were offset by an increase in fees to an investment banker and financial consultants related to equity raises;

●	Trade show and travel expenses of $28,700 related to the members of the Company traveling and attending less trade shows;

●	Royalties of $9,900 related to a graduated decrease in percentage of sales as sales increase awarded according to royalty agreement; and

●	Payroll and related expense of $44,600 as compensation to a reduction in executive sales personnel.

Other Income (Expense): Other expenses increased by $25,200 to $(26,710) for the three months ended July 31, 2014 as compared to $(1,525) during the three months ended June 30, 2013. For the three months ended July 31, 2014, other expenses consisted of $26,710 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014. For the three months ended June 30, 2013, other expenses consisted of $1,525 in interest expense incurred on the Company’s line of credit. The Company’s line of credit originally signed in October 2010 was repaid and cancelled on September 9, 2013.

Results of Operations for the six months ended July 31, 2014 and June 30, 2013

The following table sets forth the summary income statement for the six months ended July 31, 2014 and June 30, 2013 (unaudited):

	Six Months Ended
	July 31, 2014	June 30, 2013

Sales - Net of slotting fees and discounts (1)	$4,832,917	$3,472,552
Gross Profit	$1,461,788	$1,004,564
Operating Expenses	$(2,912,731)	$(2,365,249)
Other Income (Expense)	$(43,344)	$(3,775)
Net Loss	$(1,494,287)	$(1,364,460)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the six months ended July 31, 2014 and June 30, 2013, the Company reported a net loss of $(1,494,287) and $(1,364,460), respectively. The change in net loss between the six months ended July 31, 2014 and June 30, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 29,500 retail and grocery locations at July 31, 2014 as compared to approximately 17,000 at June 30, 2013. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $356,800 which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements.

●	Stock-based compensation expense increased by $20,000.

●	Product development costs increased by $35,900.

●	Commission expenses increased by $51,400.

●	Postage and freight increased by $98,300.

●	Insurance expense increased $9,300.

●	Depreciation expense increased $49,700.

●	Marketing research and social media costs increased by $88,300.

●	Royalty expenses decreased by $2,400.

●	Trade show and travel expenses decreased by $22,200.

●	Professional fees decreased by $35,000.

●	Payroll and related expenses decreased by $78,900.

Sales: Sales, net of slotting fees and discounts increased by approximately 39% to $4,832,917 during the six months ended July 31, 2014, from $3,472,552 during the period ended June 30, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 29,500 retail and grocery locations at July 31, 2014 as compared to approximately 17,000 at June 30, 2013. The Company commenced operations during 2010.

Gross Profit: The gross profit margin increased by approximately 1% from 29% for the six months ended June 30, 2013 to 30% for the six months ended July 31, 2014. This increase is primarily attributable to an improved product mix as well as decreased slotting fees and discounts.

Operating Expenses: Operating expenses increased by 23% during the six months ended July 31, 2014, as compared to the six months ended June 30, 2013. The $547,482 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $356,800 related to spending on our advertising campaign and special promotions which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements;

●	Stock-based compensation of $20,000 as a result of stock options expensed during the period;

●	Commission expenses of $51,400 related to increased sales;

●	Postage and freight of $98,300 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $49,700 due to new fixed asset purchases during the period;

●	Amortization expense of $4,300 related to the closing costs incurred on the Company’s line of credit;

●	Marketing research and social media costs increased by $88,300 due to the Company electing to spend more on market research and social media, which primarily consisted of four marketing research projects to develop new products; and

●	Product development costs increased by $35,900 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Professional fees of $35,000 due to a decrease in legal expenses and professional fees which were offset by an increase in fees to an investment banker and financial consultants related to equity raises;

●	Trade show and travel expenses of $22,200 related to members of the Company traveling and attending less trade shows;

●	Royalties of $2,400 related to a graduated decrease in percentage of sales as sales increase awarded according to royalty agreement; and

●	Payroll and related expense of $78,900 as compensation to a reduction in executive sales personnel.

Other Income (Expense): Other expenses increased by $39,569 to $(43,344) for the six months ended July 31, 2014 as compared to $(3,775) during the six months ended June 30, 2013. For the six months ended July 31, 2014, other expenses consisted of $43,344 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014. For the six months ended June 30, 2013, other expenses consisted of $3,775 in interest expense incurred on the Company’s line of credit. The Company’s line of credit originally signed in October 2010 was repaid and cancelled on September 9, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2014 compared to January 31, 2014:

	Period Ended
	July 31, 2014 (unaudited)	January 31, 2014	Increase/(Decrease)
Current Assets	$3,780,123	$4,244,648	$(464,525)
Current Liabilities	$711,194	$818,001	$(106,807)
Working Capital	$3,068,929	$3,426,647	$(357,718)

As of July 31, 2014, we had working capital of $3,068,929 as compared to working capital of $3,426,647 as of January 31, 2014, a decrease of $357,718. The decrease in working capital is primarily attributable to an increase in accounts receivable, inventory, prepaid expenses, deposit with related party manufacturer which is offset by a decrease in accounts payable and accrued expenses and a decrease in the outstanding line of credit balance offset by a decrease in cash and a decrease in receivable from related party. During the six months ended July 31, 2014, the Company raised net proceeds of the $1,030,790 from the sale of 1,620,001 shares of common stock and received proceeds of $100,000 for common stock subscribed.

Net cash used in operating activities for the six months ended July 31, 2014 and June 30, 2013 was $2,390,068 and $1,571,870, respectively. The net loss for the six months ended July 31, 2014 and June 30, 2013 was $1,494,287 and $1,364,460, respectively.

Net cash used in all investing activities for the six months ended July 31, 2014 was $223,741 as compared to $402,037 for the six months ended June 30, 2013. During the six months ended July 31, 2014, the Company paid approximately $223,700 to acquire new machinery and equipment. During the six months ended June 30, 2013, the Company paid $77,000 for the purchase of new machinery and equipment, $295,000 for the acquisition of a company and $30,000 for a loan to a related party.

Net cash provided by all financing activities for six months ended July 31, 2014 was $1,186,943 as compared to $150,000 for the six months ended June 30, 2013. During the six months ended July 31, 2014 the Company raised net proceeds of $1,030,790 from the sale of 1,620,001 shares of common stock and $100,000 for common stock subscribed and net borrowings of $70,637 for transactions pursuant to the line of credit agreement which were offset by $14,484 paid for debt issuance costs. During the six months ended June 30, 2013, the Company had net borrowings of $150,000 for transactions pursuant to the line of credit agreement.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during January 2014 and the six months ended July 31, 2014 in addition to the line of credit entered into in January 2014 will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is approximately $2,000,000 which equates to an estimated burn rate of $167,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,494,287 and $2,390,068, respectively, for the six months ended July 31, 2014.

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

During the month ended January 31, 2014 and the six months ended July 31, 2014, Management raised capital through equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

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

Since January 2012, Brio Financial Group, LLC (“Brio”) has been engaged by the Company to perform outsourced CFO functions including, preparing annual and quarterly financial statements and accompanying notes in accordance with Generally Accepted Accounting Principles (GAAP) in coordination with our independent auditor and provides consultation in the accounting of complex financial transactions, such as the valuation, recognition, reporting and disclosure of all equity transactions, and complex financial instruments.

Brio is a financial and management consulting group based in Somerset, New Jersey. The focus of the firm is to provide outsourced financial management and financial reporting support to small and middle market entities, both publicly and privately owned. The management team at Brio consists of seasoned CFO executives, all with over 15 years of experience in public accounting. Currently, the team provides consulting services to over 30 private and publicly traded companies.

Brio professionals have experience dealing with both domestic as well as international client bases. The professionals have represented companies on multiple exchanges.

In addition to compliance work, financial reporting and taxation, Brio offers financial management services.  These services consist of merger and acquisition consulting, budgeting and financial modeling, capital procurement, accounting system development and maintenance, among others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended July 31, 2014.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

As described in Note 10 hereof, on September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The total facility is for an aggregate principal amount of up to $3,100,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan Line of Credit:	$600,000

EGC may from time to time make loans in an aggregate amount not to exceed the Accounts Revolving Line of Credit up to 85% of the net amount of Eligible Accounts (as defined in the Loan and Security Agreement). EGC may from time to time make loans in an aggregate amount not to exceed the Inventory Revolving Line of Credit against Eligible Inventory (as defined in the Loan and Security Agreement) in an amount up to 50% of finished goods and in an amount up to 20% of raw material.

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The Company is required to pay a one-time facility fee equal to 2.25% of the total $3,100,000 facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Loan and Security Agreement, dated September 3, 2014, by and between the Company and Entrepreneur Growth Capital

10.2	Promissory Note issued in favor of Entrepreneur Growth Capital, dated September 3, 2014

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: September 8, 2014	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	(Principal Accounting Officer)

