Form 10-KT
period 2014-01-31
MamaMancini's Holdings, Inc.
filed 2014-09-19
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2013 to January 31, 2014

OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2013, based on a closing price of $1.50 was approximately $12,524,616. As of September 18, 2014, the registrant had 25,807,376 shares of its common stock, 0.00001 par value per share, outstanding.

Documents Incorporated By Reference: None.

MAMAMANCINI’S HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K/T are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

Change in Fiscal Year End

Effective January 13, 2014, MamaMancini’s Holdings, Inc. (the “Company”) changed its fiscal year-end date to January 31. The Company’s 2014 fiscal year commenced on February 1, 2014 and will conclude on January 31, 2015. This Transition Report on Form 10-K/T reports our financial results for the one month period from December 31, 2013 through January 31, 2014. Following the transition period, we will file annual reports for each twelve month period ended January 31 of each year beginning with the twelve month period ended January 31, 2015.

ITEM 1. BUSINESS.

Overview

The Company (formerly Mascot Properties, Inc.) was incorporated in the State of Nevada on July 22, 2009. Mascot Properties, Inc.’s (“Mascot”) activities since its inception consisted of trying to locate real estate properties to manage, primarily related to student housing, and services which included general property management, maintenance and activities coordination for residents. Mascot did not have any significant development of such business and did not derive any revenue. Due to the lack of results in its attempt to implement the original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities.

On January 24, 2013, Mascot, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s Inc., a privately-held Delaware Corporation headquartered in New Jersey (“Mama’s”) and David Dreslin, an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Mama’s, with Mama’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on January 24, 2013 (the “Closing Date”). Mascot acquired, through a reverse triangular merger, all of the outstanding capital stock of Mama’s in exchange for issuing Mama’s shareholders (the “Mama’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. As a result of the Merger, the Mama’s Shareholders became the majority shareholders of Mascot.

Immediately following the Closing of the Agreement, Mascot changed its business plan to that of Mama’s. On March 8, 2013, the Company received notice from the Financial Industry Regulatory Authority (“FINRA”) that its application to change its name and symbol had been approved and effective Monday, March 11, 2013, Mascot began trading under its new name, “MamaMancini’s Holdings, Inc.” (“MamaMancini’s” or the “Company”) and under its new symbol, “MMMB”.

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

We market what we believe to be an upscale line of specialty pre-prepared and frozen and refrigerated foods. Our products are “all natural”, contain a minimum number of ingredients and are derived from the original recipes of Ms. Mancini from Bay Ridge Brooklyn (originally from Bari, Italy). The United States Department of Agriculture (the “USDA”) defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural” (all references to our products being all natural excludes our new Bolognese sauce product which is made with bacon). The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” Label claim that “explains what is meant by the term natural i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed”. The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all natural” can be used if the FSIS approves your product and label claims. The Company’s product and label claims have been approved by the FSIS to contain the “all natural” label.

MamaMancini’s products are principally sold to supermarket and mass market retailers. Our products are sold generally in frozen food sections, meat department sections, prepared foods (meals) sections, sandwich sections, hot bars and cold bars as well as cold deli and foods to go sections (“grab and go”). “Food to Go” or “grab and go” sections of supermarkets contain food already cooked and ready to heat for eating (in some instances no heating is required). Some of our main super market customers are Costco, Costco Canada, Walmart, Kroger, Rouses, Lunds & Byerly’s, SHOPPERS, Market Basket, Central Markets (Division of HEB), Winn Dixie, BI-LO, Marsh’s, Bashas’, Albertsons, Publix, Shop Rite, Price Chopper, Redner’s, A&P, Waldbaums, Food Emporium, Whole Foods, Shaws Supermarkets, Kings, Key Foods, Giant Eagle, Stop n Shop, Giant Stores, Food Town, Garden of Eden, Harris Teeter and The Fresh Market. As of January 31, 2014, MamaMancini’s products are located in 7,040 retail locations with an average of 3.22 different items per retail location totaling 22,600 product placements on shelves in such 7,040 retail locations.

Products

The following is a representation of some of the products Mamamancini’s currently offers.

BEEF PRODUCTS

4

TURKEY PRODUCTS

PORK PRODUCTS

PASTA PRODUCTS

CHICKEN PRODUCTS

We also sell antibiotic-free beef and turkey meatballs to Whole Foods and special club pack products to Costco.

Product Development

MamaMancini’s continues to improve products and to develop new products. We also contract with third parties in order to develop new products. We recently introduced new products, including: (i) “Mac and Mamas®” (penne pasta, crushed meatballs, sauce, and cheeses), (ii) Orecchiette pasta with broccoli and mini-fork meatballs, (iii) Gluten free beef meatballs and slow cooked Italian sauce, (iv) Gluten free turkey meatballs and slow cooked Italian sauce, (v) Five cheese stuffed beef meatballs, (vi) Antibiotic free beef meatballs and sauce, (vii) Antibiotic free turkey meatballs and sauce, (viii) Bolognese sauce, (ix) Bolognese sauce with pasta, (x) Stuffed Chicken Parmigiana Style Meatballs and slow cooked Italian Sauce, and (xi) Stuffed Chicken Florentine Style Meatballs and slow cooked Italian Sauce. Our new product development strategy is inspired by Ms. Mancini’s traditional recipes and new recipes derived from those original recipes. All new products currently under development are included with a Development and License Agreement entered into on January 1, 2009 with Dan Dougherty, the grandson of Ms. Mancini, relating to the use of her recipes for the products to be created by MamaMancini’s.

We are currently developing new products, some of which may include: Pasta and Slow Cooked Italian Sauce n’ Beef Meatballs, Pasta and slow cooked Italian Sauce n’ Turkey Meatballs, Pasta and Slow Cooked Italian Sauce n’ Sausage, Chicken Marsala, Beef Meatloaf, Turkey Meatloaf, Chicken Parmigiana, Italian Meatball Soup and Traditional Italian Meatballs (Beef, Pork and Veal) and Slow Cooked Italian Sauce. We cannot predict if or when any of the foregoing products under development will ever come to fruition.

Key Product Attributes

Healthy: Our products are “all natural” (see definition above). We believe our ingredients to be of high quality. The Company’s products are made from high quality components which are more costly than components we can substitute in our products. We use only domestic inspected beef, turkey, pork and chicken, whole Italian tomatoes, only genuine Imported Pecorino Romano, real eggs and other ingredients which are “all natural”. We consider our products to be a healthy alternative to many fully processed foods in the marketplace which may contain artificial ingredients such as meat extenders and imported beef.

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

Suppliers/Manufacturers

None of our raw materials or ingredients are grown or purchased directly by us. We employ one company, Joseph Epstein Food Enterprises, Inc. (“JEFE”) to manufacture and produce all of our current products to date. We are negotiating with several other manufacturers to supplement the services provided by JEFE. We expect to purchase modest quantities from other manufacturers by the end of 2014. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of food or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Dependence on a Few Major Customers

Our ten largest customers accounted for approximately 92% of our sales in 2010, approximately 90% in 2011, approximately 91% in 2012, approximately 86% in 2013 and approximately 82% in the one month ended January 31, 2014. More specifically, for the year ended December 31, 2011, four of our customers represented approximately 67% of our sales. For the year ended December 31, 2012, four of our customers represented approximately 75% of our sales. For the year ended December 31, 2013, four of our customers represented approximately 63% of our sales. For the one month ended January 31, 2014, three of our customers represented approximately 43% of our business. We depend heavily on these customers and more information regarding the possible effects of any loss of these customers is discussed in the section entitled “Risk Factors”.

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

Sales, Marketing, and Distribution

As of January 31, 2014, MamaMancini’s products were located in 7,040 retail locations with an average of 3.22 different items per retail location totaling 22,600 product placements on shelves in such 7,040 retail locations. MamaMancini’s products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large distributors. In January of 2014 the Company reorganized its sales management with the result that the Company is now actively soliciting business with every major retail factor in the country. Currently, all of our full-time employees and Dan Dougherty sell our products directly to supermarkets and mass retailers. MamaMancini’s products are mainly sold in the Northeast and Southeast.

The majority of our marketing activity has been generated through promotional discounts, consumer trial, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.

The retail food trade in the United States has 32,000 large supermarkets and mass-market stores and over 200,000 locations including local convenience stores and small retailers. In addition, there are over 200,000 food service locations in the United States. MamaMancini’s sells its products in approximately 34% of the large food retailers in the United States. MamaMancini’s currently has very little distribution in the food service and industrial (custom made) products industries. In July 2014, the Company began limited solicitation in the food service industry via a sales consultant and believes it will gain new business starting this fall which will continue to grow in 2015.

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

Investments - Meatball Obsession

In March of 2011, we invested in a company called Meatball Obsession, LLC (“Meatball Obsession”). Meatball Obsession offers a fast service menu of take-out meatball offerings. As of January 31, 2014, we own 15.8% of Meatball Obsession with one of our directors serving as its Chairman of the Board. Meatball Obsession has expanded into 4 locations and plans to open additional kiosks at universities, airports, food courts and other high pedestrian traffic areas around the United States. Meatball Obsession has signed an exclusive supply agreement with MamaMancini’s whereby Meatball Obsession will sell MamaMancini’s branded products as its primary menu selections.

Intellectual Property

Trademarks and Trade Secrets

Our current intellectual property consists of trade secret recipes and cooking processes for our products and three trademarks for “MamaMancini’s”, “Mac n Mamas” and “The Meatball Lovers Meatball”. The recipes and use of the trademarks have been assigned in perpetuity to the Company.

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights.

Royalty Agreement

In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his recipes for the products to be created by MamaMancini’s, Mr. Dougherty granted us a 50 year exclusive license (subject to certain minimum payments being made), with a 25 year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, the Licensor shall develop for the us a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Licensor shall work with Licensee to develop Licensor Products that are acceptable to Licensee. Upon acceptance of a Licensor Product by Licensee, Licensor’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products (the “Recipes”) shall be subject to this Development and License Agreement. As part of the Development and License Agreement, we agreed to pay Mr. Dougherty a royalty fee on net sales.

USDA approval / Regulations

Our food products, which are manufactured in third-party facilities, are subject to various federal, state and local regulations and inspection, and to extensive regulations and inspections, regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our third party manufacturers processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FDA’s Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the FDA and USDA.

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

Employees

MamaMancini’s currently has five full-time employees. MamaMancini’s considers its employee relations to be good, and to date has not experienced a work stoppage due to a labor dispute. None of MamaManicni’s employees are represented by a labor union. The Company uses independent contractors for marketing, social media, accounting, quality assurance and administrative functions.

Growth Plan

MamaMancini’s is actively trying to increase sales and improve its brand name over the next two years through the following methods and potential ideas:

●	MamaMancini’s has two full time regional sales persons as well as Dan Dougherty, Carl Wolf and Matt Brown soliciting business with all major supermarket chains and box stores in the U.S. The Company anticipates payment of approximately $400,000 to such sales staff during the fiscal year of 2015.

●	The Company undertook a 12 month national radio advertising program on Sirius/XM Radio and Political Talk Radio. The Company ran up to 1,500 commercials per week on those weeks in which we were advertised. The Company plans to continue this campaign into 2015.

●	We undertook extensive market research and product development for our new 22 oz. retail sauce and meatball line. We are going to continue to conduct additional market research for club store products and new product concepts.

●	We conducted an extensive special merchandising social media program in 2013. Events included the MamaMancini’s Meatball Mobile giveaway, video recipe catalog (20 recipes), a viral video contest with a major university, and active social media updates on YouTube, Pinterest, Facebook, and Instagram, as well as periodic mailings to our customer base. The Company intends to conduct a similar campaign including a free trip to Italy with the option of a Ducati meatball motorcycle promotion in fiscal 2015.

●	The Company has developed a line applicable to club stores and will be presenting this line for Summer and Fall distribution.

The Company believes that the execution of its growth plan, including the aforementioned staffing, advertising, marketing and public relations segments mentioned above will cost the Company an aggregate of $2,600,000 over the course of the 2015 fiscal year. The Company believes it has adequate financing to fund its growth plan, however, if the Company should exceed its expected growth, it will require additional financing. There can be no assurances that the Company will be able to secure financing on favorable terms or at all.

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

Since inception on February 22, 2010 and through January 31, 2014, MamaMancini’s has raised approximately $12,050,000 in capital. During this same period, we have recorded net accumulated losses totaling $(6,543,285). As of January 31, 2014, we had working capital of $3,426,647. MamaMancini’s net losses for the one month ended January 31, 2104 and the two most recent fiscal years ended December 31, 2013 and 2012 have been $243,644, $2,947,608 and $1,999,623, respectively. We expect to incur significant increasing operating losses over the next several years. Negative cash flow from operations is expected in the foreseeable future. MamaMancini’s ability to achieve profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that MamaMancini’s will ever achieve any significant revenues or profitable operations.

MamaMancini’s has a limited operating history.

MamaMancini’s has been in existence for approximately three years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

We will need additional capital.

Since inception in 2010 and through January 31, 2014, MamaMancini’s has incurred net accumulated losses of $(6,543,285). As of January 31, 2014 we had working capital of $3,426,647 and stockholders’ equity of $4,450,938. The Company believes that it has adequate financing through January 31, 2015 to execute its current growth plan. However, in the case that the Company exceeds its expected growth, we would need to raise additional capital. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

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

MamaMancini’s has a history of recurring losses from operations and has an accumulated deficit of $6,543,285 as of January 31, 2014. Management is unable to predict if and when we will be able to generate positive cash flow. Our plan regarding these matters is to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms. In the event that we are unable to generate adequate revenues to cover expenses and cannot obtain additional financing in the near future, we may seek protection under bankruptcy laws.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of principal customers for a majority of our sales, a loss of one principal customer could materially adversely affect our business and financial condition. Our ten largest accounts represented approximately 90% of our sales for the year ended December 31, 2011 approximately 91% of our sales in 2012, approximately 86% for the year ended December 31, 2013 and approximately 82% for the one month ended January 31, 2014. More specifically, for the year ended December 31, 2011, four of our customers represented approximately 67% of our sales. For the year ended December 31, 2012, four of our customers represented approximately 75% of our sales. For the year ended December 31, 2013, four of our customers represented approximately 63% of our sales. For the one month ended January 31, 2014, three of our customers represented approximately 43% of our sales. Our principal customers only continue to purchase our products if they are able to sell them to end consumers. We have no long term contracts with our principal customers and thus our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis. If these principal customers cease ordering products from us, our business could be materially adversely affected.

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

Our food products which are manufactured in third-party facilities are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMP’s, and specifies the recipes for certain foods. Specifically, the USDA defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”. However, should the USDA change their definition of “all natural” at some point in the future, or should MamaMancini’s change their existing recipes to include ingredients that do not meet the USDA’s definition/ of “all natural”, our results of operations could be adversely affected.

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

We are currently listed on the OTCQB under the symbol “MMMB”, however there has been no trading of our common stock as of the date hereof. If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

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

Our executive officers and directors beneficially own approximately 49% of our outstanding Common Stock.

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

We are currently listed on the OTCQB under the symbol “MMMB”, however there has been limited to no trading of our Common Stock as of the date hereof. It is anticipated that there will continue to be a limited trading market for the Common Stock on the Over-the-Counter Bulletin Board OTCBB or OTCQB. The lack of an active market will impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market will also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using Common Stock as consideration.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTC Market, for the period of April 11, 2013 to December 31, 2013, and (ii) the high and low bid prices for our common stock, as reported by the OTC Market, for the period of January 1, 2014 through January 31, 2014. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Transition Period Ended January 31, 2014	High	Low
January 1 through January 31	$4.00	$2.50

Fiscal Year Ended December 31, 2013	High	Low
Second Quarter	$2.00	$1.50
Third Quarter	$2.00	$2.00
Fourth Quarter	$2.50	$1.75

(b) Holders

As of September 18, 2014, a total of 25,807,376 shares of the Company’s common stock are currently outstanding held by approximately 131 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have 450,000 shares of common stock authorized for issuance under our equity compensation plan. For more information on our equity compensation plan please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013.

Rule 10B-18 Transactions

During the one month ended January 31, 2014, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company plans to increase its distribution of products into new retail outlets. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of this year and also has commercials running on political talk radio. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new line of “all natural” brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2014 and thereafter. These products include Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Mac n’ Mamas, and Orecchiette Pasta with Broccoli and Pork Meatballs. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing “all natural” product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian sauce with beef flavors.

The Company has key sales personnel and a sales network of paid broker representatives. Management continues to solicit all major supermarket retailers, club stores and mass-market accounts. Additionally, the Company has begun an effort to develop presentations to major entities in the sandwich, burger, and Italian sub quick-serve industry through a fee-based consultant. The Company is also soliciting business in Canada and Mexico.

The Company currently owns 13% of the common equity of Meatball Obsession and is its exclusive supplier of meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. At present Meatball obsession has 4 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

The Company has a five-year supply agreement with JEFE, who is a related party. JEFE is owned by the CEO and President of the Company.

JEFE increased its manufacturing capacity in 2014 to meet an anticipated increased demand of the Company. Additions of high-speed equipment and new production order flow have occured. As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies but cannot guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also expects that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease in the labor costs.

The Company is contemplating an acquisition of JEFE. No assurances can be made that the Company will acquire JEFE at any time.

The Company expects to have an operating loss in fiscal year 2015 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for initial trial customers, short runs on new products, raising manufacturing costs, sample expenses, market research, design and label costs, product development costs, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

We believe that MamaMancini’s products have the ability to expand sales and deliver more products within several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other retailers. In addition, we believe that MamaMancini’s products can be sold into food service channels, mass market, and export or as a component of other products.

Results of Operations for the one month ended January 31, 2014 and 2013

The following table sets forth the summary income statement for the one-month ended January 31, 2014 and 2013:

	One Month Ended January, 31
	2014	2013

Sales - Net of slotting fees and discounts(1)	$775,252	$770,239
Gross Profit	$239,382	$114,310
Operating Expenses	$(480,500)	$(350,817)
Other Income (Expense)	$(2,526)	$(775)
Net Loss	$(243,644)	$(237,282)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the one month ended January 31, 2014 and 2013, the Company reported a net loss of $(243,644) and $(237,282), respectively. The change in net loss between the one month ended January 31, 2014 and 2013 was primarily attributable to following significant events:

●	The Company has sold into approximately 22,600 retail and grocery locations at January 31, 2014 as compared to approximately 16,000 at January 31, 2013. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $48,200.

●	Product development costs increased by $7,400.

●	Commission expenses increased by $3,800.

●	Depreciation expense increased $3,100.

●	Stock-based compensation expense increased by $2,000.

●	Marketing research and social media costs increased by $1,400.

These expense increases were offset by decreases in the following expenses:

●	Postage and freight decreased by $8,400.

●	Professional fees decreased by $7,600.

●	Payroll and related expenses decreased by $2,400.

●	Trade show and travel expenses decreased by $2,200.

Sales: Sales, net of slotting fees and discounts increased by approximately 1% to $775,252 during the one month ended January 31, 2014, from $770,239 during the corresponding period ended January 31, 2013. The increase in sales is primarily related to the Company executing on our growth strategy. The Company has sold into approximately 22,600 retail and grocery locations at January 31, 2014 as compared to approximately 16,000 at January 31, 2013. The Company commenced operations during 2010.

Gross Profit: The gross profit margin increased by approximately 4% from 27% for the one month ended January 31, 2013 to 31% for the one month ended January 31, 2014. This increase is primarily attributable to an improved product mix as well as decreased slotting fees and discounts.

Operating Expenses: Operating expenses increased by 9% during the one months ended January 31, 2014, as compared to the one months ended January 31, 2013. The $38,441 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $48,200 related to an increase in spending on our new radio advertising campaign and special promotions;

●	Product development costs increased by $7,400 due to the Company expanding its line of products.

●	Insurance expenses of $4,100 due to increases in insurance coverage and premiums;

●	Commission expenses of $3,800 related to increased sales;

●	Depreciation expense of $3,100 due to new fixed asset purchases during the period;

●	Stock-based compensation of $2,000 as a result of stock options expensed during the period; and

●	Marketing research and social media costs increased by $1,400 due to the Company electing to spend more on market research and social media.

These expense increases were offset by decreases in the following expenses:

●	Postage and freight of $8,400 due to more customers picking up their product in lieu of having it shipped to them;

●	Professional fees of $7,600 due to a decrease in legal expenses and professional fees which were offset by an increase in fees to an investment banker and financial consultants related to equity raises;

●	Payroll and related expense of $2,400 as compensation to a reduction in executive sales personnel; and

●	Trade show and travel expenses of $2,200 related to the members of the Company traveling and attending less trade shows.

Other Income (Expense): Other expenses increased by $1,751 to $(2,526) for the one month ended January 31, 2014 as compared to $(775) during the one month ended January 31, 2013. For the one-month ended January 31, 2014, other expenses consisted of $2,526 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014. For the one-month ended January 31, 2013, other expenses consisted of $775 in interest expense incurred on the Company’s line of credit which was originally signed in October 2010 and was repaid and cancelled on September 9, 2013.

Results of Operations for the years ended December 31, 2013 and 2012

The following table sets forth the summary income statement for the years ended December 31, 2013 and 2012:

	Years Ended December, 31
	2013	2012

Sales - Net of slotting fees and discounts(1)	$8,741,621	$4,582,845
Gross Profit	$2,551,026	$1,352,256
Operating Expenses	$(5,489,994)	$(3,339,532)
Other Income (Expense)	$(8,640)	$(12,347)
Net Loss	$(2,947,608)	$(1,999,623)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the years ended December 31, 2013 and 2012, the Company reported a net loss of $(2,947,608) and $(1,999,623), respectively. The change in net loss between the years ended December 31, 2013 and 2012 was primarily attributable to following significant events:

●	The Company has sold into approximately 22,600 retail and grocery locations at December 31, 2013 as compared to approximately 16,000 at December 31, 2012. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $1,010,000.

●	Professional fees increased by $300,000.

●	Payroll and related expenses increased by $255,000.

●	Postage and freight increased by $180,000.

●	Stock based compensation increased by $163,000.

●	Commission expenses increased by $133,000.

●	Royalty expenses increased by $69,000.

●	Trade show and Travel expenses increased by $55,000.

●	Public relations expenses increased $31,000.

●	Insurance expense increased $33,000.

●	Depreciation expense increased $21,000.

●	Directors fees increased $16,000

These expense increases were offset by decreases in the following expenses:

●	Marketing research & social media costs decreased by $94,000.

●	Product development costs decreased by $49,000

Sales: Sales, net of slotting fees and discounts increased by approximately 91% to $8,741,621 during the year ended December 31, 2013, from $4,582,845 during the corresponding year ended December 31, 2012. The increase in sales is primarily related to the company executing on our growth strategy. The Company has sold into approximately 22,600 retail and grocery locations at December 31, 2013 as compared to approximately 16,000 at December 31, 2012.

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

Operating Expenses: Operating expenses increased by 64% during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The $2,150,462 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising and promotional expenses of $1,010,000 related to a new radio advertising campaign and special promotions;

●	Professional fees of $300,000 due to the cost of being a public company, the reverse merger and an increase in outside consultants to aide in the growth strategy;

●	Payroll and related expense of $255,000 as compensation to three new members of management and a new sales representative;

●	Postage and freight of $180,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Stock based compensation of $163,000 as a result of stock options issued during the period;

●	Commission expenses of $133,000 related to increased sales.

●	Royalties of $69,000 related to increased sales;

●	Trade show and travel expenses of $55,000 related to the increased cost of more members of the Company traveling and attending more trade shows as sales increased;

●	Insurance expenses of $33,000 related to increases in insurance coverage and premiums;

●	Public relations expenses of $31,000 because the Company needed the exposure to enhance sales; and

●	Depreciation expense of $21,000 due to new fixed asset purchases during the period;

●	Director’s fees of $16,000;

These expense increases were offset by decreases in the following expenses:

●	Marketing research and social media costs decreased by $94,000 due to the Company electing not to spend on market research and reducing spending on social media for the year ending on December 31, 2013; and

●	Product development costs decreased by $49,000 due to the Company electing to reduce spending on product development costs for the year ending on December 31, 2013.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2014 compared December 31, 2013:

	One Month Ended January 31, 2014	Year Ended December 31, 2013	Increase/(Decrease)
Current Assets	$4,244,648	$4,194,615	$50,033
Current Liabilities	$818,001	$823,044	$(5,043)
Working Capital	$3,426,647	$3,371,571	$55,076

As of January 31, 2014, we had working capital of $3,426,647 as compared to working capital of $3,371,571 as of December 31, 2013, an increase of $55,076. The increase in working capital is primarily attributable to an increase in inventory, prepaid expenses and related party receivables and a decrease in accounts payable and accrued expenses partially offset by a decrease in cash and accounts receivable and an increase in the line of credit. During the one month ended January 31, 2014, the Company received net proceeds of $391,500 from common stock subscribed. During the year ended December 31, 2013, the Company raised net proceeds of $4,127,894 from the sale of 3,333,375 shares of common stock and received $800,000 in proceeds from common stock subscribed. During the one month ended January 31, 2014, the Company paid $52,672 for machinery and equipment. All are a result of the Company executing on its expansion strategy. During the year ended December 31, 2013 the Company paid $295,000 for the acquisition of a company and $877,522 for machinery and equipment. All are a result of the Company executing on its expansion strategy.

Net cash (used in) operating activities for the one month ended January 31, 2014 and the year ended December 31, 2013 was $(714,241) and $(3,821,598), respectively. The Net Loss for the one month ended January 31, 2014 and the year ended December 31, 2013 was $(243,644) and $(2,947,608), respectively.

Net cash used in all investing activities for the one month ended January 31, 2014 was $(52,672) as compared to $(1,172,522) for the year ended December 31, 2013. The Company paid $52,672 for machinery and equipment during the one month ended January 31, 2014. The Company paid $295,000 for the acquisition of a company, $877,522 for machinery and equipment, loaned $30,000 to a related party, and received $30,000 from a related party loan during the year ended December 31, 2013.

Net cash provided by all financing activities for the one month ended January 31, 2014 was $566,618 as compared to for year ended December 31, 2013 was $4,727,894. During the one month ended January 31, 2014, the received $450,000 from the sale of common stock subscribed and received net proceeds of $222,704 pursuant to the line of credit agreement. These increases were offset by stock issuance costs of $58,500 and debt issuance costs of $47,586. During the year ended December 31, 2013 the Company raised net proceeds of the $4,127,894 from the sale of common stock, received proceeds of $800,000 from common stock subscribed, received advances from the Company credit line in the amount of $150,000, and paid off the credit line in the amount of $350,000.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during the first quarter of 2014 and the Financing agreement entered into in January 2014 will enable the Company to meet the working capital requirements for at least 12 months. (See note 11 to the Financial Statements related to financings subsequent to January 31, 2014 and the Financing agreement) The estimated working capital requirement for the next 12 months is approximately $2,000,000 which equates to an estimated burn rate of $167,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $243,644 and $714,241, respectively, for the one month ended January 31, 2014.

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

During the month ended January 31, 2014 and the subsequent periods, Management raised capital through equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report.

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

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Transition Report on Form 10-K/T, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this assessment, management concluded that as of the period covered by this Transition Report on Form 10-K/T, it had material weaknesses in its internal control procedures.

As of period covered by this Transition Report on Form 10-K/T, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(2)	We will update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to January 31, 2014, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of September 18, 2014.

Name	Age	Position

Carl Wolf	71	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	45	President and Director

Lewis Ochs	67	Chief Financial Officer

Steven Burns	54	Director

Alfred D’Agostino	61	Director

Thomas Toto	60	Director

Dan Altobello	73	Director

Dean Janeway	70	Director

Carl Wolf, age 71, has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay a publically traded direct seller of spoken word through its audio book club and old time radio classic activities and download spoken content, from 2002 to 2004.

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

Lewis Ochs, age 67, has over 40 years of experience in the financial and accounting industry. From February 2010 through the present he has served as the Executive Vice President of Finance for MamaMancini’s. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. Additionally, beginning in January 2003 and still presently, he serves as the CFO of Hors D’oeuvres Unlimited, overseeing all of the financial aspects of the company. From 1979 through 1991, he also was an owner of Captive Plastics, Inc., a large molding manufacturer, directly contributing to the overseeing of over 500 union and non-union employees. At various times in his career he also acted as an independent consultant utilizing his financial skills including forensic accounting, restructuring of businesses, and as a field examiner for lending institutions.

Mr. Ochs received his B.S. in Accounting from the University of Akron in 1970.

Steven Burns, age 54, has over 20 years of experience in the management and operations of various companies. Mr. Burns has served as a director of MamaMancini’s from February 2010 through the present. Beginning in June 2011 and still presently, he serves as the Chairman of the Board of Directors of Meatball Obsession, LLC. Additionally, beginning in 2006 and still Presently he works as the President and CEO of Point Prospect, Inc., where he oversees the day to day operations of the company, which primarily deal with investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Alfred D’Agostino, age 61, has over 34 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice-President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

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

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto, age 60, has over 32 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day to day operations of importing and distributing cheeses around the world.

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

Dan Altobello, age 73, has served as a director of MamaMancini’s since 2012. Since October 2000, Mr. Altobello, Chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a current member of the boards of directors of DiamondRock Hospitality Company, a publicly-traded hotel REIT, Northstar Senior Care Trust, Inc., a private company that intends to qualify as a REIT, Mesa Air Group, Inc. and Arlington Asset Investment, Corp , a principal investment firm that acquires and holds mortgage-related and other assets. From 2004 to December 2010, he served as a member of the board of JER Investors Trust, Inc., a specialty finance company. Mr. Altobello serves on the advisory board of Thayer | Hidden Creek, a private equity firm. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

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

Mr. Altobello, received his B.A. from Georgetown University in June 1963 and his M.B.A. from Loyola University Maryland in June 1978.

Dean Janeway, age 70, has served as a director of MamaMancini’s since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer-owned cooperative in the United States. From 1966 through 1990, Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of “Wakefern” providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.

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

The Audit Committee consists of Mr. Steven Burns, Mr. Thomas Toto and Dan Altobello with Mr. Toto acting as its Chairman.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the period covered by this Transition Report of Form 10-K/T, were timely.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the one month period ended January 31, 2014, and the years ended December 31, 2013, and 2012.

Name and Principal Position	Year(6)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf CEO/Chairman (1)	2014	$12,500	0	0	0	0	0	0	$12,500
	2013	$150,000	0	0	0	0	0	0	$150,000
	2012	$125,000	0	0	0	0	0	0	$125,000

Matt Brown President(2)	2014	$9,167	0	0	0	0	0	0	$9,167
	2013	$110,000	0	0	0	0	0	0	$110,000
	2012	$91,667	0	0	0	0	0	0	$91,667

David Dreslin Former Chief Executive Officer(3)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Lewis Ochs(4) Chief Financial Officer	2014	$5,000	0	0	3,097	0	0	0	$8,097
	2013	$60,000	0	0	26,559	0	0	0	$86,559
	2012	$55,000	0	0	0	0	0	0	$55,000

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

3.	Mr. Dreslin resigned as Chief Executive Officer of Mascot on January 24, 2013.

4.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer.

5.	Represents 45,000 options granted on April 26, 2013.

6.	The compensation for the 2014 fiscal year reflects the one month period from January 1, 2014 through January 31, 2014.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

David Dreslin Former Chief Executive Officer(1)		0	0	0	0	0

Carl Wolf Chief Executive Officer(2)		0	0	0	0	0

Lewis Ochs CFO	45,000	0	0	0	$1.00	4/26/2018	22,500

Matthew Brown President(3)		0	0	0	0	0

Steven Burns Director(4)	10,000	0	0	0	$1.00	12/26/2018

Alfred D’Agostino Director(5)	10,000	0	0	0	$1.00	12/26/2018

Thomas Toto Director(6)	10,000	0	0	0	$1.00	12/26/2018

Dan Altobello Director(7)	10,000	0	0	0	$1.00	12/26/2018

Dean Janeway Director(8)	10,000	0	0	0	$1.00	12

1.	Mr. Dreslin resigned as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

3.	Mr. Brown was appointed as President of the Company on January 24, 2013

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

9.	Options were granted on April 26, 2013 and vesting is as follows: 50% vest immediately upon grant and 50% vest 18 months from the grant date.

DIRECTOR COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the one month period ended January 31, 2014 and the years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (9)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)		(b)
David Dreslin(1)	2014	$0	$0	$0	$0	$0		$0	$0
Former Director	2013	$0	$0	$0	$0	$0		$0	$0
	2012	$0	$0	$0	$0	$0		$0	$0

Carl Wolf(2)	2014	$0	$0	$0	$0	$0		$0	$0
Chairman of the Board	2013	$0	$0	$0	$0	$0		$0	$0
	2012	$0	$0	$0	$0	$0		$0	$0

Matthew Brown(3)	2014	$0	$0	$0	$0	$0		$0	$0
Director	2013	$0	$0	$0	$0	$0		$0	$0
	2012	$0	$0	$0	$0	$0		$0	$0

Steven Burns (4)	2014	$0	$0	$0	$7,472	$0	$		$7,472
Director	2013	$0	$0	$0	$0	$0		$7,500	$7,500
	2012	$0	$0	$0	$0	$0		$0	$0

Alfred D’Agostino(5)	2014	$0	$0	$0	$7,472	$0	$		$7,472
Director	2013	$0	$0	$0	$0	$0		$7,500	$7,500
	2012	$0	$0	$0	$0	$0		$0	$0

Thomas Toto(6)	2014	$0	$0	$0	$7,472	$0	$		$7,472
Director	2013	$0	$0	$0	$0	$0		$7,500	$7,500
	2012	$0	$0	$0	$0	$0		$0	$0

Dan Altobello(7)	2014	$0	$0	$0	$7,472	$0	$		$7,472
Director	2013	$0	$0	$0	$0	$0		$4,167	$4,167
	2012	$0	$0	$0	$0	$0		$0	$0

Dean Janeway(8)	2014	$0	$0	$0	$7,472	$0	$		$7,472
Director	2013	$0	$0	$0	$0	$0		$7,500	$7,500
	2012	$0	$0	$0	$0	$0		$0	$0

1.	Mr. Dreslin resigned as Chief Executive Officer and Director of the Company on January 24, 2013.

2.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

3.	Mr. Brown was appointed as President of the Company on January 24, 2013.

4.	Mr. Burns was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

5.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

6.	Mr. Toto was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

7.	Mr. Altobello was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

8.	Mr. Janeway was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2012 and 2013.

9.	The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2013: expected volatility – 144%; risk-free rate – 0.68%; forfeiture rate – 0.00%; expected life – 2.50 - 3.25 years; dividend yield – 0%.

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

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Lewis Ochs as our Vice President of Finance for a term of 1 year, terminating on March 5, 2013. MamaMancini’s renewed Mr. Ochs Employment Agreement for a period of one year which expired on March 5, 2014. MamaMancini’s has again renewed Mr. Ochs Employment Agreement for a period of one year which expires on March 5, 2015. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. As compensation for his services, Mr. Ochs receives a base salary of $60,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 18, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent
5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	5,220,922	(3)	20.2%
Matthew Brown	5,220,922	(4)	20.2%
Lewis Ochs	45,000	(5)	*
Steven Burns	1,044,115	(6)	4.0%
Alfred D’Agostino	695,826	(7)	2.7%
Thomas Toto	695,826	(8)	2.7%
Daniel Altobello	36,667	(9)	*

Dean Janeway	86,667	(10)	*
All executive officers and directors as a group (8 persons)	13,035,955		51(2)%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	The 5,220,922 shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4)	The 5,220,922 shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5)	This amount reflects options to purchase 45,000 common shares.

(6)	1,024,115 common shares are held by Point Prospect, Inc., an S-Corp 100% wholly-owned by Steven Burns. Steven Burns also personally owns 20,000 options to purchase common shares.

(7)	Includes options to purchase 20,000 common shares.

(8)	Includes options to purchase 20,000 common shares.

(9)	This amount reflects options to purchase 20,000 common shares.

(10)	This amount reflects options to purchase 20,000 common shares.

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

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At September 18, 2014, we have 25,807,376 shares of common stock issued and outstanding.

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

Warrants

As of September 18, 2014, there are 922,067 outstanding warrants to purchase our common shares. All of the warrants are exercisable for a term of five years with 505,400 having an exercise price of $1.00 and 416,667 an exercise price of $1.50.

Options

There are 541,404 outstanding options to purchase our securities.

While there is no established public trading market for our Common Stock, our Common Stock is quoted on the OTC Markets OTCQB, under the symbol “MMMB”.

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

Holders

As of September 18, 2014, we have 25,807,376 shares of our common stock par value, $0.00001, issued and outstanding. There are approximately 131 holders of our common stock.

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

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, JEFE serves as our principal food manufacturing company. As of the period covered by this Transition Report on Form 10-K/T, we paid JEFE $535,870 for the manufacturing of products. At January 31, 2014, MamaMancini’s has a deposit on inventory in the amount of $598,987 to this manufacturer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the one month period ended January 31, 2014 and the fiscal years ended December 31, 2013 and 2012 were $0, $43,000 and $25,000 respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the one month period ended January 31, 2014 and the fiscal years ended December 31, 2013 and 2012 were $0, $4,750 and $0.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the one month period ended January 31, 2014 and the fiscal years ended December 31, 2013 and 2012 were $0, $5,000 and $1,600, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Audit Committee pre-approved all services provided by our independent auditors for the period covered by this Transition Report on Form 10-K/T.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Acquisition and Plan of Merger Agreement dated January 24, 2013 by and among Mascot Properties, Inc., Mascot Properties Acquisition Corp., and MamaMancini’s Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed on May 24, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Form S-1 filed on May 24, 2011).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form S-1 filed on May 24, 2011).

3.3	Certificate of Incorporation of MamaMancini’s Inc. (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.4	By-Laws of MamaMancini’s (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).

10.1	Supply Agreement between MamaMancini’s Inc. and Hors d’oeuvres Unlimited, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.2	Development and License Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.3	2013 Incentive Stock and Award Plan of MamaMancini’s Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.4	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.6	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.8	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2013).

10.9	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2013).

10.10	Sale of Accounts and Security Agreement, between Faunus Group International, Inc. and MamaMancini’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.11	Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.12	Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.13	Agreement of Guaranty, between Faunus Group International, Inc. and Joseph Epstein Food Enterprises, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.14	Loan and Security Agreement, dated September 3, 2014, by and between the Company and Entrepreneur Growth Capital (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2014)

10.15	Promissory Note issued in favor of Entrepreneur Growth Capital, dated September 3, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2014)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2014).

16.1	Letter by Seale and Beers dated (incorporated by reference to Exhibit 16.1of the Company’s Current Report on Form 8-K filed on January 24, 2013).

23.1	Consent of RRBB*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter of Resignation from David Dreslin, dated January 23, 2013 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

99.2	Investor Presentation (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 18, 2013).

99.3	Investor Presentation (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 3, 2013).

99.4	Press Release (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 13, 2014).

99.5	Audit Committee Charter (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.6	Compensation Committee Charter (incorporated herein by reference to exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.7	Nominating and Corporate Governance Committee Charter (incorporated herein by reference to exhibit 99.3 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: September 19, 2014	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the Board of Directors	September 19, 2014
Carl Wolf

/s/ Matthew Brown	President, Director	September 19, 2014
Matthew Brown

/s/ Lewis Ochs	Chief Financial Officer	September 19, 2014
Lewis Ochs

/s/ Steven Burns	Director	September 19, 2014
Steven Burns

/s/ Alfred D’Agostino	Director	September 19, 2014
Alfred D’Agostino

MamaMancini’s Holdings, Inc.

Consolidated Financial Statements

January 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. as of January 31, 2014, and December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the one month period ended January 31, 2014 and each of the years in the two year period ended December 31, 2013. MamaMancini’s Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MamaMancini’s Holdings, Inc. as of January 31, 2014, and December 31, 2013 and 2012, and the results of its operations and its cash flows for the one month period ended January 31, 2014 and each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
June 12, 2014

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2014	December 31, 2013	December 31, 2012

Assets

Assets:
Cash	$1,541,640	$1,741,935	$2,008,161
Accounts receivable, net	1,029,632	1,063,849	463,565
Inventories	159,829	112,279	76,570
Prepaid expenses	140,511	135,525	64,178
Due from manufacturer - related party	774,049	781,521	159,200
Deposit with manufacturer - related party	598,987	359,506	192,956
Total current assets	4,244,648	4,194,615	2,964,630

Property and equipment, net	978,027	929,496	17,451

Debt issuance costs, net	46,264	-	-
Total Assets	$5,268,939	$5,124,111	$2,982,081

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$595,297	$823,044	$329,233
Line of credit	222,704	-	200,000
Total current liabilities	818,001	823,044	529,233

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 24,187,375, 24,187,375 and 20,054,000 shares issued and outstanding, respectively	242	242	201
Additional paid in capital	10,993,973	10,600,461	5,804,680
Common stock subscribed, $0.00001 par value; 833,333 and 533,333 shares, respectively	8	5	-
Accumulated deficit	(6,543,285)	(6,299,641)	(3,352,033)
Total Stockholders’ Equity	4,450,938	4,301,067	2,452,848

Total Liabilities and Stockholders’ Equity	$5,268,939	$5,124,111	$2,982,081

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the One Month Ended		For the Year Ended
	January 31, 2014	January 31, 2013	December 31, 2013	December 31, 2012
		(unaudited)

Sales - net of slotting fees and discounts	$775,252	$770,239	$8,741,621	$4,582,845

Cost of sales	535,870	564,687	6,190,595	3,230,589

Gross profit	239,382	205,552	2,551,026	1,352,256

Operating expenses
Research and development	8,477	1,110	19,408	68,372
General and administrative expenses	472,023	440,949	5,470,586	3,271,160
Total operating expenses	480,500	442,059	5,489,994	3,339,532

Loss from operations	(241,118)	(236,507)	(2,938,968)	(1,987,276)

Other income (expenses)
Interest expense	(2,526)	(775)	(8,640)	(12,347)
Total other income (expense)	(2,526)	(775)	(8,640)	(12,347)

Net loss	$(243,644)	$(237,282)	$(2,947,608)	$(1,999,623)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.13)	$(0.12)

Weighted average common shares outstanding -basic and diluted	24,187,375	20,234,645	22,012,920	17,358,333

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period January 1, 2013 through January 31, 2014

			Additional
	Common Stock		Paid-In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, January 1, 2012	15,000,000	150	1,401,573	-	(1,352,410)	49,313

Common stock issued for cash	5,054,000	51	5,053,949	-	-	5,054,000

Warrants issued for services	-	-	438,122	-	-	438,122

Stock issuance costs	-	-	(1,088,964)	-	-	(1,088,964)

Net loss for the year ended December 31, 2012	-	-	-	-	(1,999,623)	(1,999,623)

Balance, December 31, 2012	20,054,000	201	5,804,680	-	(3,352,033)	2,452,848

Common stock issued for cash	3,333,375	33	4,999,967	-	-	5,000,000

Common stock subscribed, 533,333 shares	-	-	799,995	5	-	800,000

Recapitalization	800,000	8	(295,008)	-	-	(295,000)

Stock options issued for services	-	-	162,933	-	-	162,933

Warrants issued for services	-	-	731,894	-	-	731,894

Stock issuance costs	-	-	(1,604,000)	-	-	(1,604,000)

Net loss for the year ended December 31, 2013	-	-	-	-	(2,947,608)	(2,947,608)

Balance, December 31, 2013	24,187,375	242	10,600,461	5	(6,299,641)	4,301,067

Stock options issued for services	-	-	2,015	-	-	2,015

Warrants issued for services	-	-	43,666	-	-	43,666

Common stock subscribed, 300,000 shares	-	-	449,997	3	-	450,000

Stock issuance costs	-	-	(102,166)	-	-	(102,166)

Net loss for the one month ended January 31, 2014	-	-	-	-	(243,644)	(243,644)

Balance, January 31, 2014	24,187,375	$242	$10,993,973	$8	$(6,543,285)	$4,450,938

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the One Month Ended		For the Year Ended
	January 31, 2014	January 31, 2013	December 31, 2013	December 31, 2012
		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243,644)	$(237,282)	$(2,947,608)	$(1,999,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,141	1,087	33,891	12,564
Amortization of debt issuance costs	1,322	-	-	-
Share-based compensation	2,015	-	162,933	-
Loss on disposition of fixed assets	-	-	15,343	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	34,217	(483,104)	(600,284)	117,914
Inventory	(47,550)	19,159	(35,709)	24,540
Prepaid expenses	(4,986)	(60,067)	(71,347)	23,492
Due from manufacturer - related party	7,472	126,303	(622,321)	(159,200)
Deposit with manufacturer - related party	(239,481)	92,956	(166,550)	(90,096)
Increase (Decrease) in:
Accounts payable and accrued expenses	(227,747)	141,700	410,054	46,739
Due to manufacturer - related party	-	-	-	(69,544)
Net Cash Used In Operating Activities	(714,241)	(399,248)	(3,821,598)	(2,093,214)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(52,672)	-	(877,522)	(10,000)
Deposits on property and equipment	-	-	-	(8,288)
Cash paid for acquisiton of shell company	-	(295,000)	(295,000)	-
Loans to related party	-	-	(30,000)	-
Related party loans repaid	-	-	30,000	-
Net Cash Used In Investing Activities	(52,672)	(295,000)	(1,172,522)	(18,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	5,000,000	5,054,000
Stock issuance costs	(58,500)	-	(872,106)	(650,842)
Proceeds from common stock subscribed	450,000	-	800,000	-
Debt issuance costs	(47,586)	-	-
Proceeds from credit line, net	222,704	-	150,000	-
Repayment of credit line	-	-	(350,000)	(300,000)
Net Cash Provided By Financing Activities	566,618	-	4,727,894	4,103,158

Net Increase (Decrease) in Cash	(200,295)	(694,248)	(266,226)	1,991,656

Cash - Beginning of Period	1,741,935	2,008,161	2,008,161	16,505

Cash - End of Period	$1,541,640	$1,313,913	$1,741,935	$2,008,161

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	$-	$-
Interest	$8,640	$12,347	$8,640	$12,347

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$43,166	$43,166	$731,894	$438,122
Machinery and equipment purchased on account	$-	$-	$83,757	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

The consolidated financial statements presented for all periods through and including January 31, 2014 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the January 31, 2014 balance sheet presented for the Company.

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

January 31, 2014

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2014, December 31, 2013 or December 31, 2012.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2014, December 31, 2013 and December 31, 2012, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2014 and December 31, 2013 and 2012:

	January 31, 2014	December 31, 2013	December 31, 2012
Finished goods	$159,829	$112,279	$76,570

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Leasehold improvements	3-10 years
Vehicles	3-5 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the one month ended January 31, 2014 and the years ended December 31, 2013 and 2012 were $102,166, $1,604,000 and $1,088,964, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for one month ended January 31, 2014 and 2013 and the years ended December 31, 2013 and 2012 were $8,477, $1,110, $19,408 and $68,372, respectively.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts and allowances are accounted for as a direct reduction of revenues as follows:

	One Month Ended January 31, 2014	One Month Ended January 31, 2013	Year Ended December 31, 2013	Year Ended December 31, 2012
Gross Sales	$796,177	$846,741	$9,282,562	$4,948,254
Less: Slotting, Discounts, Allowances	20,925	76,502	540,941	365,409
Net Sales	$775,252	$770,239	$8,741,621	$4,582,845

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the one month ended January 31, 2014 and 2013 and the years ended December 31, 2013 and 2012 were $232,481, $184,468, $2,440,424 and $1,460,000, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Statement of Operations. For the one month ended January 31, 2014 and 2013, share based compensation amounted to $45,681 and $0, respectively. Of the $45,681 recorded for the one month ended January 31, 2014, $43,666 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital. For the years ended December 31, 2013 and 2012, share based compensation amounted to $894,827 and $438,122, respectively. Of the $894,827 and $438,122 recorded for the year ended December 31, 2013 and 2012, $731,894 and $438,122 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

For the one month ended January 31, 2014, when computing fair value of share based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The risk free rate used was 1.64%.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore the expected dividend rate was $0.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	The warrant term is the life of the warrant.

●	The expected volatility was benchmarked against similar companies in a similar industry. The expected volatility used was 193%.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

For the one month ended January 31, 2013, there were no share based payments.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

January 31, 2014

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

The Company had the following potential common stock equivalents at January 31, 2014:

Common stock subscribed	833,333
Common stock warrants, exercise price range of $1.00-$1.50	922,067
Common stock options, exercise price of $1.00	434,177
Total common stock equivalents	2,189,577

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock subscribed	533,333
Common stock warrants, exercise price range of $1.00-$1.50	892,067
Common stock options, exercise price of $1.00	428,845
Total common stock equivalents	1,854,245

The Company had the following potential common stock equivalents at December 31, 2012:

Common stock warrants, exercise price range of $1.00	505,400
Common stock options, exercise price of $1.00	223,404
Total common stock equivalents	728,404

Since the Company reflected a net loss during the one month ended January 31, 2014 and 2013 and for the years ended December 31, 2013 and 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, in May 2014. The amendments in this Update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effectively for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Note 3 - Property and Equipment:

Property and equipment on January 31, 2014 and December 31, 2013 are as follows:

	January 31, 2014	December 31, 2013	December 31, 2012
Machinery and Equipment	$993,639	$982,017	$39,627
Leasehold Improvements	41,049	-	-
	1,034,689	982,017	39,627
Less: Accumulated Depreciation	56,662	52,521	22,176
	$978,027	$929,496	$17,451

At January 31, 2014, December 31, 2013 and 2012, fixed assets in the amount of $826,340, $826,340 and $0, were not in service, respectively.

Depreciation expense charged to income for the one month ended January 31, 2014 and 2013 amounted to $4,141 and $1,087, respectively. Depreciation expense charged to income for the years ended December 31, 2013 and 2012 amounted to $33,891 and $12,564, respectively.

During the year ended December 31, 2013, a vehicle with an original cost of $18,889 and adjusted basis of $15,343 was raffled off during a marketing & promotion campaign.

Note 4 - Investment in Meatball Obsession, LLC

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. At December 31, 2011 the investment was brought down to $0 due to losses incurred by MO. Based on the below ownership interests, this investment is currently accounted for using the cost method of accounting.

During 2013 the Company’s ownership interest in MO fell to 15.8% due to dilution.

At January 31, 2014 the Company’s ownership interest in MO was 15.8%.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

During the one month ended January 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, the Company purchased substantially all of its inventory from the Manufacturer. At January 31, 2014, December 31, 2013 and 2012, the Company has a deposit on inventory in the amount of $598,987, $359,506 and $192,956, respectfully, to this Manufacturer.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC.

Due from Manufacturer – Related Party

During the month ended January 31, 2014 and the year ended December 31, 2013 and 2012, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. In addition the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand. At January 31, 2014 and December 31, 2013 and 2012 the amount due from the Manufacturer is as follows:

	January 31, 2014	December 31, 2013	December 31, 2012
Customer receipts collected by Manufacturer on behalf of Company	$575,255	$575,255	$301,447
Loan to Manufacturer	450,000	450,000	-
Shared expenses paid by Manufacturer on behalf of the Company	(251,206)	(243,734)	(142,247)
Due from Manufacturer	$774,049	$781,521	$159,200

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

Note 6 - Line of Credit

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

As of January 31, 2014, the advances from the factor, inclusive of fees, amounted to $222,704.

Note 7 - Concentrations

Revenues

For the one month ended January 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

Customer	January 31, 2014	January 31, 2013	December 31, 2013	December 31, 2012
A	18%	11%	14%	15%
B	15%	19%	18%	11%
C	*	54%	17%	35%
D	10%	*	14%	*
E	*	*	*	14%

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

Cost of Sales

For the month ended January 31, 2014 and 2013 and the years ended December 31, 2013 and 2012, the Company had the following concentrations of purchases from vendors:

Vendor	January 31, 2014	January 31, 2013	December 31, 2013	December 31, 2012
A (Related Party)	100%	100%	100%	99%

Accounts Receivable

As of January 31, 2014 and December 31, 2013 and 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	January 31, 2014	December 31, 2013	December 31, 2012
A	*	14%	13%
B	24%	16%	30%
C	*	23%	20%

* These customers did not represent 10% or more of sales or accounts receivable as of the period end date.

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

Common Stock Subscribed

During January 2014, the Company sold 300,000 shares of common stock to investors in exchange for $450,000 in proceeds in connection with the private placement of the Company’s stock. As of January 31, 2014, the shares had not been issued.

In connection with the private placement the Company incurred fees of $102,166 consisting of $58,500 in cash and 30,000 warrants with a fair value of $43,666.

In December 2013, the Company sold 533,333 shares of common stock to investors in exchange for $800,000 in proceeds in connection with the private placement of the Company’s stock. As of January 31, 2014, the shares had not been issued.

In connection with the 2013 private placement the Company incurred fees of $1,604,000 consisting of $872,106 in cash and 386,666 warrants with a fair value of $731,894.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2012	-	$-
Exercisable – January 1, 2012	-	$-
Granted	223,404	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	223,404	$1.00
Exercisable – December 31, 2012	223,404	$1.00
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00
Granted	-	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00

Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	WeightedAverage Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	541,404	3.76 years	$1.00	434,177	$1.00

At January 31, 2014 and December 31, 2013 and 2012, the total intrinsic value of options outstanding and exercisable was $1,082,808, $812,106 and $0, respectively.

As of January 31, 2014, the Company has $2,015 in stock based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is .7 years.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2012	-	$1.00
Exercisable – January 1, 2012	-	$-
Granted	505,400	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2012	505,400	$1.00
Exercisable – December 31, 2012	505,400	$1.00
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22
Granted	30,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	922,067	$1.22
Exercisable – January 31, 2014	922,067	$1.22

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$1.50	922,067	3.98 years	$1.23	922,067	$1.22

At January 31, 2014 and December 31, 2013 and 2012, the total intrinsic value of warrants outstanding and exercisable was $1,635,801, $1,144,767 and $0, respectively.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

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

The Company incurred $35,551 and $35,155 of royalty expenses for the one month ended January 31, 2014 and 2013, respectively. The Company incurred $203,031 and $134,121 of royalty expenses for the years ended December 31, 2013 and 2012, respectively. Royalty expenses are included in general and administrative expenses on the Consolidated Statement of Operations.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

Along with the above fees, the Company shall pay up to $40,000 for expenses incurred by Spartan in connection with this Financing, together with cost of background checks on the officers and directors of the Company.

During the year ended December 31, 2012 the Company paid to Spartan fees of $505,400 and issued Spartan 505,400 five year warrants with an exercise price of $1.00.

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

January 31, 2014

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

During the one month ended January 31, 2014 the Company paid to Spartan financing fees of $58,500 and issued Spartan 30,000 five year warrants with an exercise price of $1.50.

Note 10 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2014	December 31, 2013	December 31, 2012
Federal
Current	$-	$-	$-
Deferred	(81,819)	(945,289)	(599,149)
State and Local
Current	-	-	-
Deferred	(21,825)	(361,363)	-
Change in valuation allowance	103,644	1,306,652	599,149
Income tax provision (benefit)	$-	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $4.8M, $4.6M and $1.6M at January 31, 2014 and December 31, 2013 and 2012, respectively, available to offset taxable income through 2033. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carryovers of $4.8M, $4.6M and $1.6M at January 31, 2014 and December 31, 2013 and 2012, respectively, available to offset future taxable income through 2033.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the one month ended January 31, 2014 and the year ended December 31, 2013 and 2012, the change in the valuation allowance was $103,644, $1,306,652 and $599,149, respectively.

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

No interest or penalties on unpaid tax were recorded during the one month ended January 31, 2014 and the year ended December 31, 2013 and 2012, respectively. As of January 31, 2014 and December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	One Month Ended January 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012

Net operating loss carryovers	$2,044,894	$1,939,069	$599,149

Total deferred tax assets	$2,044,894	$1,939,069	$599,149
Valuation allowance	(2,009,445)	(1,905,801)	(599,149)
Deferred tax asset, net of valuation allowance	$35,449	$33,268	$-

Deferred Tax Liabilities

Other deferred tax liabilities	(35,449)	(33,268)	-
Total deferred tax liabilities	$(35,449)	$(33,268)	-
Net deferred tax asset (liability)	$-	$-	$-

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2014

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	One Month Ended January 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012

US Federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.9)	(5.9)	(5.9)
Deferred tax true-up	-	(6.8)	-
Change in valuation allowance	42.5	44.3	36.7
Other permanent differences	(2.6)	2.4	3.2
Income tax provision (benefit)	-%	-%	-%

Note 11 - Subsequent Events

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

