Form 10-Q
period 2014-10-31
MamaMancini's Holdings, Inc.
filed 2014-12-22
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 000-54954

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

As of December 22, 2014, there were 25,807,376 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Table of Contents

Page(s)

Condensed Consolidated Balance Sheets as of October 31, 2014 and January 31, 2014	F-1

Condensed Consolidated Statements of Operations For the Three and Nine Months Ended October 31, 2014 and September 30, 2013 and the One Month Ended January 31, 2014	F-2

Condensed Consolidated Statements of Changes in Stockholders’ Equity For the Period February 1, 2014 through October 31, 2014	F-3

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended October 31, 2014 and September 30, 2013 and the One Month Ended January 31, 2014	F-4

Notes to Condensed Consolidated Financial Statements	F-5 – F-20

3

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2014	January 31, 2014
	(unaudited)
Assets

Assets:
Cash	$216,075	$1,541,640
Accounts receivable, net	2,312,283	1,029,632
Inventories	213,455	159,829
Prepaid expenses	208,143	140,511
Due from manufacturer - related party	722,639	774,049
Deposit with manufacturer - related party	1,285,549	598,987
Deferred offering costs	5,400	-
Total current assets	4,963,544	4,244,648

Property and equipment, net	1,141,156	978,027

Debt issuance costs, net	27,497	46,264
Total Assets	$6,132,197	$5,268,939

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$730,616	$595,297
Line of credit	1,246,979	222,704
Term loan	120,000	-
Total current liabilities	2,097,595	818,001

Commitments and contingencies

Term loan - net of current	470,000	-
Total long-term liabilities	470,000	-

Total Liabilities	2,567,595	818,001

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 25,861,376 and 24,187,375 shares issued and outstanding, respectively	258	242
Additional paid in capital	12,375,724	10,993,973
Common stock subscribed, $0.00001 par value; 66,667 and 833,333 shares, respectively	1	8
Accumulated deficit	(8,811,381)	(6,543,285)
Total Stockholders’ Equity	3,564,602	4,450,938

Total Liabilities and Stockholders’ Equity	$6,132,197	$5,268,939

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended		For the One Month Ended
	October 31, 2014	September 30, 2013	October 31, 2014	September 30, 2013	January 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$3,759,698	$2,167,517	$8,592,615	$5,640,069	$775,252

Cost of sales	2,705,436	1,543,029	6,076,565	4,011,017	535,870

Gross profit	1,054,262	624,488	2,516,050	1,629,052	239,382

Operating expenses
Research and development	28,967	5,212	71,959	12,350	8,477
General and administrative expenses	1,773,678	1,108,072	4,643,417	3,466,183	472,023
Total operating expenses	1,802,645	1,113,284	4,715,376	3,478,533	480,500

Loss from operations	(748,383)	(488,796)	(2,199,326)	(1,849,481)	(241,118)

Other income (expense)
Interest expense	(25,426)	(4,772)	(68,770)	(8,547)	(2,526)
Total other income (expense)	(25,426)	(4,772)	(68,770)	(8,547)	(2,526)

Net loss	$(773,809)	$(493,568)	$(2,268,096)	$(1,858,028)	$(243,644)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.09)	$(0.01)

Weighted average common shares outstanding -basic and diluted	25,815,200	22,424,957	25,331,766	21,313,077	24,187,375

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period February 1, 2014 through October 31, 2014

(unaudited)

	Common Stock		Additional	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Subscribed	Deficit	Equity

Balance, February 1, 2014	24,187,375	$242	$10,993,973	8	$(6,543,285)	$4,450,938

Stock options issued for services	-	-	92,760	-	-	92,760

Warrants issued for services	-	-	171,981	-	-	171,981

Common stock issued for services	54,000	-	171,587	-	-	171,587

Common stock issued	1,620,001	16	1,179,995	(8)	-	1,180,003

Common stock subscribed, 66,667 shares	-	-	99,999	1	-	100,000

Stock issuance costs	-	-	(334,571)	-	-	(334,571)

Net loss for the nine months ended October 31, 2014	-	-	-	-	(2,268,096)	(2,268,096)

Balance, October 31, 2014	25,861,376	258	12,375,724	1	(8,811,381)	3,564,602

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended		For the One Month Ended
	October 31, 2014	September 30, 2013	January 31, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,268,096)	$(1,858,028)	(243,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	101,541	20,662	4,141
Amortization of debt issuance costs	107,088	-	1,322
Share-based compensation	92,760	156,533	2,015
Stock issued for compensation	171,587	-	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,282,651)	(596,221)	34,217
Inventories	(53,626)	25,533	(47,550)
Prepaid expenses	(67,632)	(71,624)	(4,986)
Due from manufacturer - related party	51,410	(286,179)	7,472
Deposit with manufacturer - related party	(686,562)	(9,772)	(239,481)
Increase (Decrease) in:
Accounts payable and accrued expenses	103,205	38,633	(227,747)
Net Cash Used In Operating Activities	(3,730,976)	(2,580,463)	(714,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(264,670)	(405,825)	(52,672)
Deposit on equipment	-	(148,127)	-
Cash paid for acquisition of shell company	-	(295,000)	-
Loans to related party	-	(30,000)	-
Related party loans repaid	-	30,000	-
Net Cash Used In Investing Activities	(264,670)	(848,952)	(52,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,180,003	4,157,000	-
Stock issuance costs	(149,213)	(617,525)	(58,500)
Proceeds from common stock subscribed	100,000	-	450,000
Debt issuance costs	(29,984)	-	(47,586)
Borrowings (repayments) of line of credit, net	979,275	(200,000)	222,704
Borrowings from term loan	600,000	-	-
Repayment of term loan	(10,000)	-	-
Net Cash Provided By Financing Activities	2,670,081	3,339,475	566,618

Net Decrease in Cash	(1,325,565)	(89,940)	(200,295)

Cash - Beginning of Period	1,541,640	2,008,161	1,741,935

Cash - End of Period	$216,075	$1,918,221	$1,541,640

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	-
Interest	$43,344	$8,547	8,640

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$171,981	$505,973	$43,166
Machinery and equipment purchased on account	$-	$39,553	$-
Deferred offering costs in accounts payable	$5,400	$-	$-
Debt issuance costs in accounts payable	$13,337	$-	$-
Stock issuance costs in accounts payable	$13,377	$-	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

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

The condensed consolidated financial statements presented for all periods through and including October 31, 2014 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the October 31, 2014 balance sheet presented for the Company.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2013 filed on March 20, 2014 and the Form 10-KT as of January 31, 2014 and for the one month period then ended filed on September 19, 2014. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-KT for the period ended January 31, 2014 have been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending January 31, 2015.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2014 or January 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of October 31, 2014 and January 31, 2014, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2014 and January 31, 2014:

	October 31, 2014	January 31, 2014
Finished goods	$213,455	$159,829

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity. Offering costs recorded to equity for the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014 were $334,571, $1,123,498 and $102,166, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for three months ended October 31, 2014 and September 30, 2013 were $28,967 and $5,212, respectively. Research and development expenses for nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014 were $71,959, $12,350 and $8,477, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended October 31, 2014	Nine Months Ended September 30, 2013	One Month Ended January 31, 2014
Gross Sales	$8,903,100	$6,033,622	$796,177
Less: Slotting, Discounts, Allowances	310,485	393,553	20,925
Net Sales	$8,952,615	$5,640,069	$775,252

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2014 and September 30, 2013 were $693,688 and $456,313, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014 were $1,959,547, $1,267,035 and $232,481, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Condensed Consolidated Statement of Operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the three months ended October 31, 2014 and September 30, 2013 share-based compensation, including stock offering costs and restricted stock, amounted to $88,247 and $292,431, respectively. For the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014 share-based compensation amounted to $436,328, $662,506 and $45,681, respectively. Of the $436,328 recorded for the nine months ended October 31, 2014, $171,981 was a direct cost of a stock offering and has been recorded as a reduction in additional paid in capital.

For the nine months ended October 31, 2014, when computing fair value of share-based payments, the Company has considered the following variables:

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

October 31, 2014

Earnings (Loss) Per Share

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

The Company had the following potential common stock equivalents at October 31, 2014:

Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,013,401
Common stock options, exercise price of $1.00-$2.97	508,404
Total common stock equivalents	1,558,472

The Company had the following potential common stock equivalents at September 30, 2013:

Common stock subscribed	-
Common stock warrants, exercise price of $1.00	782,534
Common stock options, exercise price of $1.00	420,923
Total common stock equivalents	1,203,457

Since the Company reflected a net loss during the three and nine months ended October 31, 2014 and September 30, 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

October 31, 2014

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

Note 3 - Property and Equipment:

Property and equipment on October 31, 2014 and January 31, 2014 are as follows:

	October 31, 2014	January 31, 2014
Machinery and Equipment	$1,057,304	$1,027,431
Furniture and Fixtures	16,887	4,525
Leasehold Improvements	225,168	2,733
	1,299,359	1,034,689
Less: Accumulated Depreciation	158,203	56,662
	$1,141,156	$978,027

At October 31, 2014 and January 31, 2014, fixed assets in the amount of $0 and $826,340, respectively, were not in service.

Depreciation expense charged to income for the three months ended October 31, 2014 and September 30, 2013 amounted to $42,068 and $10,910, respectively. Depreciation expense charged to income for the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014 amounted to $101,541, $20,662 and $4,141, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

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

During the nine months ended October 31, 2014 the Company’s ownership interest in MO fell to 13% due to dilution.

During the three months ended October 31, 2014 and September 30, 2013, the Company had sales of $44,831 and $24,793, respectively.

During the nine months ended October 31, 2014 and September 30, 2013, the Company had sales of $88,874 and $85,895, respectively.

Accounts receivable due to the Company from MO were $29,963 and $1,457 as of October 31, 2014 and January 31, 2014, respectively.

Note 5 - Related Party Transactions

Supply Agreement

On March 1, 2010, the Company entered into a five year agreement with a Manufacturer (the “Manufacturer”) who is a related party. The Manufacturer is owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

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

During the three and nine months ended October 31, 2014 and September 30, 2013, the Company purchased substantially all of its inventory from the Manufacturer. At October 31, 2014 and January 31, 2014, the Company has a deposit on inventory in the amount of $1,285,549 and $598,987, respectfully, to this Manufacturer.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Due from Manufacturer – Related Party

During the three and nine months ended October 31, 2014 and September 30, 2013, the Manufacturer received payments on behalf of the Company for the Company’s customer invoices and the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses. In addition, the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand. At October 31, 2014 and January 31, 2014 the amount due from the Manufacturer is as follows:

	October 31, 2014	January 31, 2014
Customer receipts collected by Manufacturer on behalf of the Company	$575,255	$575,255
Loan to Manufacturer	450,000	450,000
Shared expenses paid by Manufacturer on behalf of the Company	(302,616)	(251,206)
Due from Manufacturer	$722,639	$774,049

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

During the period ended October 31, 2014, the Company terminated its agreement with FGI and paid off all obligations due at the payoff date. Upon termination, additional fees and accrued interest of approximately $48,600 were paid.

Note 7 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”). The total facility is for an aggregate principal amount of up to $3,100,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan:	$600,000

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

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Note 8 - Concentrations

Revenues

During the three months ended October 31, 2014, the Company earned revenues from three customers representing approximately 19%, 16% and 12% of gross sales. During the three months ended September 30, 2013, the Company earned revenues from three customers representing approximately 26%, 13%, and 12% of gross sales.

During the nine months ended October 31, 2014, the Company earned revenues from three customers representing approximately 18%, 14% and 12% of gross sales. During the nine months ended September 30, 2013, the Company earned revenues from four customers representing approximately 19%, 19%, 15%, and 13% of gross sales. During the one month ended January 31, 2014, three customers represented 18%, 15% and 10% of gross sales.

Cost of Sales

For the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014, one vendor (a related party) represented 100% of the Company’s purchases.

Accounts Receivable

As of October 31, 2014, two customers represented approximately 19% and 18% of total gross accounts receivable. As of January 31, 2014, one customer represented approximately 24% of total gross accounts receivable.

Note 9 - Stockholders’ Equity

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

During the quarter ended October 31, 2014, the Company granted 14,000 restricted shares to a consultant upon termination of the original agreement. The shares were valued at grant date and the Company recorded $35,000 as share-based compensation on the Condensed Consolidated Statement of Operations. These shares were not issued as of October 31, 2014.

In October 2014, the Board agreed to amend a previously issued stock option grant awarded to the Board members. Instead of the 50,000 options (10,000 per member), the Company issued each member 8,000 shares of restricted stock. The options were originally granted on April 23, 2014 with a grant date fair value of $136,587. The Company reclassified this amount from stock-based compensation to common stock issued for services on the Condensed Consolidated Statements of Equity. The shares were not issued as of October 31, 2014.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Common Stock Subscribed

During June 2014, the Company sold 66,668 shares of common stock to investors in exchange for $100,000 in proceeds in connection with the private placement of the Company’s stock. The shares were not issued as of October 31, 2014.

In connection with the private placement the Company incurred fees of $33,258 consisting of $13,000 in cash and 8,667 warrants with a fair value of $20,258.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	223,404	$1.00
Exercisable – January 1, 2013	-	$-
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00
Granted	59,000	$2.95
Exercised	-	$-
Forfeited/Cancelled	(92,000)	$-
Outstanding – October 31, 2014	508,404	$1.03
Exercisable – October 31, 2014	416,404	$1.02

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	499,404	2.98 years	$1.00	411,904	$1.00
$2.97	9,000	4.50 years	$2.97	4,500	$2.97

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

At October 31, 2014 and January 31, 2014, the total intrinsic value of options outstanding and exercisable was $549,344 and $1,082,808, respectively.

As of October 31, 2014, the Company has $8,186 in stock-based compensation related to stock options that is yet to be vested. The weighted average expensing period of the unvested options is 0.98 years.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	505,400	$1.00
Exercisable – January 1, 2013	-	$-
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22
Granted	30,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	922,067	$1.22
Exercisable – January 31, 2014	922,067	$1.22
Granted	189,334	$2.02
Exercised	-	$-
Forfeited/Cancelled	(98,000)	$-
Outstanding – October 31, 2014	1,013,401	$1.25
Exercisable – October 31, 2014	1,013,401	$1.25

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.50	1,013,401	3.35 years	$1.25	1,013,401	$1.25

At October 31, 2014 and January 31, 2014, the total intrinsic value of warrants outstanding and exercisable was $860,741 and $1,635,801, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

Note 10 - Commitments and Contingencies

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

Either party may terminate this Agreement in the event that the other party materially breaches its obligations and fails to cure such material breach within sixty (60) days following written notice from the non-breaching party specifying the nature of the breach. The following termination rights are in addition to the termination rights provided elsewhere in the agreement.

●	Termination by Licensee - Licensee shall have the right to terminate this Agreement at any time on sixty (60) days written notice to Licensor. In such event, all moneys paid to Licensor shall be deemed non-refundable.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2014

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

The Company incurred $66,915 and $38,621 of royalty expenses for the three months ended October 31, 2014 and September 30, 2013. The Company incurred $182,641, $156,743 and $35,551 of royalty expenses for the nine months ended October 31, 2014 and September 30, 2013 and the one month ended January 31, 2014. Royalty expenses are included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

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

October 31, 2014

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

October 31, 2014

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

During the nine months ended October 31, 2014, the Company paid to Spartan financing fees of $166,400 and issued Spartan 91,333 five year warrants with an exercise price of $1.50.

Note 11 - Subsequent Events

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company shall issue Manatuck 200,000 shares of the Company's restricted common stock.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by MamaMancini’s Holdings, Inc. (“MamaMancini’s” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 20, 2014 and the Company’s Transition Report on Form 10-KT for the transition period between December 31, 2013 to January 31, 2014, filed with the SEC on September 19, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operations

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

The Company has key sales personnel and a sales network of broker representatives. Management continues to solicit all major supermarket retailers, club stores and mass market accounts. Additionally, the Company is also soliciting business in Canada and the Caribbean.

The Company owns 13% of the common equity of Meatball Obsession and is its exclusive supplier of meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. At present Meatball Obsession has 4 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

The Company has a five year supply agreement with a manufacturer (the “Manufacturer”) who is a related party. The manufacturer is owned by the CEO and president of the Company. In November 2014, the Company contracted with three additional independent manufacturers for supply. The Company is continuing to explore more opportunities with manufacturers for the production of supply, as needed.

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

The Company expects to have an operating loss in 2014 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for initial trial customers, short runs on new products, raising manufacturing costs, sample expenses, market research, design and label costs, and product development costs.

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

Results of Operations for the three months ended October 31, 2014 and September 30, 2013

The following table sets forth the summary income statement for the three months ended October 31, 2014 and September 30, 2013 (unaudited):

	Three Months Ended
	October 31, 2014	September 30, 2013

Sales - Net of Slotting Fees and Discounts (1)	$3,759,698	$2,167,517
Gross Profit	$1,054,262	$624,488
Operating Expenses	$(1,802,645)	$(1,113,284)
Other Income (Expense)	$(25,426)	$(4,772)
Net Loss	$(773,809)	$(493,568)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the three months ended October 31, 2014 and September 30, 2013, the Company reported a net loss of $(773,809) and $(493,568), respectively. The change in net loss between the three months ended October 31, 2014 and September 30, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 37,000 retail and grocery locations at October 31, 2014 as compared to approximately 19,500 at September 30, 2013. The Company has reinvested net proceeds from sales to further develop brand awareness.

●	Advertising and promotional expense increased by $216,000 which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements.

●	Stock-based compensation expense increased by $87,800.

●	Commission expenses increased by $60,800.

●	Product development costs increased by $23,800.

●	Postage and freight increased by $104,600.

●	Depreciation expense increased $31,200.

●	Marketing research and social media costs increased by $1,500.

●	Royalty expenses increased by $28,300.

●	Professional fees increased by $100,500.

●	Payroll and related expenses decreased by $58,700.

●	Trade show and travel expenses decreased by $13,300.

Sales: Sales, net of slotting fees and discounts increased by approximately 73% to $3,759,698 during the three months ended October 31, 2014, from $2,167,517 during the three months ended September 30, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 37,000 retail and grocery locations at October 31, 2014 as compared to approximately 19,500 at September 30, 2013.

Gross Profit: The gross profit margin decreased by approximately 1% from 29% for the three months ended September 30, 2013 to 28% for the three months ended October 31, 2014. This decrease is primarily attributable to a change in product mix.

Operating Expenses: Operating expenses increased by 62% during the three months ended October 31, 2014, as compared to the three months ended September 30, 2013. The $689,361 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation of $87,800 as a result of stock options expensed during the period;

●	Advertising and promotional expenses of $216,000 related to an increase in spending on our new radio advertising campaign and special promotions which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements;

●	Commission expenses of $60,800 related to increased sales;

●	Postage and freight of $104,600 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $31,200 due to new fixed asset purchases during the period;

●	Marketing research and social media costs increased by $1,500 due to the Company electing to spend more on market research and social media, which primarily consisted of four marketing research projects to develop new products; and

●	Royalty expenses increased by $28,300 due to the increase in sales;

●	Professional fees increased by $100,500 due to fees to an investment banker and financial consultants related to equity raises;

●	Product development costs increased by $23,800 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Trade show and travel expenses of $13,300 related to the members of the Company traveling and attending less trade shows; and

●	Payroll and related expense of $58,700 as compensation to a reduction in executive sales personnel.

Other Income (Expense): Other expenses increased by $20,654 to $(25,426) for the three months ended October 31, 2014 as compared to $(4,772) during the three months ended September 30, 2013. For the three months ended October 31, 2014, other expenses consisted of $25,426 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014 and the agreement signed with EGC signed in September 2014. For the three months ended September 30, 2013, other expenses consisted of $4,772 in interest expense incurred on the Company’s line of credit. The Company’s line of credit originally signed in October 2010 was repaid and cancelled on September 9, 2013.

Results of Operations for the nine months ended October 31, 2014 and September 30, 2013

The following table sets forth the summary income statement for the nine months ended October 31, 2014 and September 30, 2013 (unaudited):

	Nine Months Ended
	October 31, 2014	September 30, 2013

Sales - Net of Slotting Fees and Discounts (1)	$8,592,615	$5,640,069
Gross Profit	$2,516,050	$1,629,052
Operating Expenses	$(4,715,376)	$(3,478,533)
Other Income (Expense)	$(68,770)	$(8,547)
Net Loss	$(2,268,096)	$(1,858,028)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next twelve months.

For the nine months ended October 31, 2014 and September 30, 2013, the Company reported a net loss of $(2,268,096) and $(1,858,028), respectively. The change in net loss between the nine months ended October 31, 2014 and September 30, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 37,000 retail and grocery locations at October 31, 2014 as compared to approximately 19,500 at September 30, 2013. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising and promotional expense increased by $572,900 which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements.

●	Stock-based compensation expense increased by $107,800.

●	Product development costs increased by $59,600.

●	Commission expenses increased by $112,300.

●	Postage and freight increased by $203,000.

●	Depreciation expense increased $80,900.

●	Marketing research and social media costs increased by $89,800.

●	Royalty expenses increased by $25,900.

●	Professional fees increased by $65,500.

●	Trade show and travel expenses decreased by $35,600.

●	Payroll and related expenses decreased by $137,600.

Sales: Sales, net of slotting fees and discounts increased by approximately 52% to $8,592,615 during the nine months ended October 31, 2014, from $5,640,069 during the period ended September 30, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 37,000 retail and grocery locations at October 31, 2014 as compared to approximately 19,500 at September 30, 2013.

Gross Profit: The gross profit margin was 29% for the nine months ended October 31, 2014 and September 30, 2013.

Operating Expenses: Operating expenses increased by 36% during the nine months ended October 31, 2014, as compared to the nine months ended September 30, 2013. The $1,236,843 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation of $107,800 as a result of stock options expensed during the period;

●	Advertising and promotional expenses of $572,900 related to an increase in spending on our new radio advertising campaign and special promotions which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements;

●	Commission expenses of $112,300 related to increased sales;

●	Postage and freight of $203,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $80,900 due to new fixed asset purchases during the period;

●	Marketing research and social media costs increased by $89,800 due to the Company electing to spend more on market research and social media, which primarily consisted of four marketing research projects to develop new products; and

●	Royalty expenses increased by $25,900 due to the increase in sales;

●	Professional fees increased by $65,500 due to fees to an investment banker and financial consultants related to equity raises;

●	Product development costs increased by $59,600 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Trade show and travel expenses of $35,600 related to the members of the Company traveling and attending less trade shows; and

●	Payroll and related expense of $137,600 as compensation to a reduction in executive sales personnel.

Other Income (Expense): Other expenses increased by $60,223 to $(68,770) for the nine months ended October 31, 2014 as compared to $(8,547) during the nine months ended September 30, 2013. For the nine months ended October 31, 2014, other expenses consisted of $68,770 in interest expense incurred on the Company’s line of credit resulting from the FGI agreement signed in January 2014 and the agreement signed with EGC signed in September 2014. For the nine months ended September 30, 2013, other expenses consisted of $8,547 in interest expense incurred on the Company’s line of credit. The Company’s line of credit originally signed in October 2010 was repaid and cancelled on September 9, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2014 compared to January 31, 2014:

	Period Ended
	October 31, 2014	January 31, 2014	Increase/(Decrease)
	(unaudited)
Current Assets	$4,963,544	$4,244,648	$718,896
Current Liabilities	$2,097,595	$818,001	$1,279,594
Working Capital	$2,865,949	$3,426,647	$(560,698)

As of October 31, 2014, we had working capital of $2,865,949 as compared to working capital of $3,426,647 as of January 31, 2014, a decrease of $560,698. The decrease in working capital is primarily attributable to an increase in accounts receivable, inventory, prepaid expenses, and deposit with related party manufacturer in addition to increases in accounts payable and accrued expenses and in the outstanding line of credit balance. During the nine months ended October 31, 2014, the Company raised net proceeds of the $1,180,003 from the sale of 1,620,001 shares of common stock and received proceeds of $100,000 for common stock subscribed.

Net cash used in operating activities for the nine months ended October 31, 2014 and September 30, 2013 was $3,730,976 and $2,580,463, respectively. The net loss for the nine months ended October 31, 2014 and September 30, 2013 was $2,268,096 and $1,858,028, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2014 was $264,670 as compared to $848,952 for the nine months ended September 30, 2013. During the nine months ended October 31, 2014, the Company paid approximately $264,670 to acquire new machinery and equipment. During the nine months ended September 30, 2013, the Company paid $405,825 for machinery and equipment, placed $148,127 of deposits on machinery and equipment, $295,000 for the acquisition of a company and $30,000 for a loan to a related party.

Net cash provided by all financing activities for nine months ended October 31, 2014 was $2,670,081 as compared to $3,339,475 for the nine months ended September 30, 2013. During the nine months ended October 31, 2014 the Company raised net proceeds of $1,180,003 from the sale of 1,620,001 shares of common stock and $100,000 for common stock subscribed. During the nine month period ended October 31, 2014, the Company had net borrowings of $979,275 and $590,000 for transactions pursuant to the line of credit and term loan agreements. These increases were offset by $29,984 paid for debt issuance costs. During the nine months ended September 30, 2013 the Company raised net proceeds of the $3,539,475 from the sale of common stock and had net credit line repayments of $200,000.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during January 2014 and the nine months ended October 31, 2014 in addition to the line of credit entered into in January 2014 will enable the Company to meet the working capital requirements for at least 12 months. The estimated working capital requirement for the next 12 months is approximately $2,000,000 which equates to an estimated burn rate of $167,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $2,268,096 and $3,730,976, respectively, for the nine months ended October 31, 2014.

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

During the month ended January 31, 2014 and the nine months ended October 31, 2014, Management raised capital through equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

Off-Balance Sheet Arrangements:

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-KT for the period ended January 31, 2014 filed on September 19, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 14, 2014 the Company, in exchange of certain options, issued 8,000 shares its restricted common stock to each of its independent board members.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no other unregistered sales of equity securities for the quarter ended October 31, 2014.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company shall issue Manatuck 200,000 shares of the Company's restricted common stock.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

The above description of the Manatuck Purchase Agreement, and the Manatuck Debenture do not purport to be complete and are qualified in their entirety by the full text of each such document. A copy of the Manatuck Purchase Agreement and Manatuck Debenture are attached hereto as Exhibits 10.1. and 10.2, respectively.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated December 19, 2014 by and between the Company and Manatuck Partners, LLC*

10.2	Convertible Redeemable Debenture issued in favor of Manatuck Hill Partners, LLC*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: December 22, 2014	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

