Form 10-K
period 2015-01-31
MamaMancini's Holdings, Inc.
filed 2015-05-01
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAMAMANCINI’S HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54954	27-0607116
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2014, based on a closing price of $1.85 was approximately $23,590,184. As of January 31, 2015, the registrant had 26,047,376 shares of its common stock, 0.00001 par value per share, outstanding.

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

PART I

ITEM 1. BUSINESS.

Our History

MamaMancini’s Holdings, Inc. (formerly Mascot Properties, Inc.) was incorporated in the State of Nevada on July 22, 2009. Mascot Properties, Inc.’s (“Mascot”) activities since its inception consisted of trying to locate real estate properties to manage, primarily related to student housing, and services which included general property management, maintenance and activities coordination for residents. Mascot did not have any significant development of such business and did not derive any revenue. Due to the lack of results in its attempt to implement its original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities.

On February 22, 2010, MamaMancini’s LLC was formed as a limited liability company under the laws of the state of New Jersey in order to commercialize our initial products. On March 5, 2012, the members of MamaMancini’s, LLC, holders of 4,700 units (the “Units”) of MamaMancini’s LLC, exchanged the Units for 15,000,000 shares of common stock and those certain options to purchase an additional 223,404 shares of MamaMancini’s Inc. (the “Exchange”). Upon consummation of the Exchange, MamaMancini’s LLC ceased to exist and all further business has been and continues to be conducted by MamaMancini’s Inc.

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

Immediately following the Closing of the Agreement, Mascot changed its business plan to that of Mama’s. On March 8, 2013, Mascot received notice from the Financial Industry Regulatory Authority (“FINRA”) that its application to change its name and symbol had been approved and effective Monday, March 11, 2013, Mascot began trading under its new name, “MamaMancini’s Holdings, Inc.” (“MamaMancini’s” or the “Company”) and under its new symbol, “MMMB”.

Our Company

MamaMancini’s roots go back to our founder Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old world Italian recipes that were handed down to her grandson, Dan Dougherty. Today we market a line of all natural specialty prepared, frozen and refrigerated foods for sale in retailers around the country. Our primary products include beef, turkey, chicken and pork meatballs, all with slow cooked Italian Sauce.

Our products are all natural, contain a minimum number of ingredients and are generally derived from the original recipes of Anna “Mama” Mancini. Our products appeal to health-conscious consumers who seek to avoid artificial flavors, synthetic colors and preservatives that are used in many conventional packaged foods.

The United States Department of Agriculture (the “USDA”) defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as all natural. The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” Label claim that “explains what is meant by the term natural i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed”. The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all natural” can be used if the FSIS approves your product and label claims. The Company’s product and label claims have been approved by the FSIS to contain the all-natural label.

Our products are principally sold to supermarkets and mass-market retailers. Our products are sold in multiple sections of the supermarket, including: frozen food, fresh meat, prepared foods (meals), sandwich, hot bars and cold bars as well as cold deli and foods-to-go sections. Consumers can find our products at leading food retailers (supermarkets), including:

A&P	Kings	Shaws
BI-LO	Kroger	Shop Rite
BJ’s	Lucky	Stew Leonards
Costco	Lunds and Byerly’s	Stop & Shop
Foodtown	Marsh	The Food Emporium
Giant Eagle	Meatball Obsession	The Fresh Market
Giant	Price Chopper	Waldbaums
Gristedes	Publix	Wal-Mart
Harris Teeter	Rouses	Weis Markets
Jewel	Raleys	Whole Foods
Key Food	Save Mart	Winn-Dixie

We sell directly to both food retailers and food distributors. Some of the leading food distributors we sell to include:

Associated Wholesale Grocers	Gourmet Guru	Sysco
Bozzutos	Grocers Supply Stores	The Chef’s Warehouse
Burris Logistics	Monterrey Provision Co.	The Golub Corp
C&S Wholesale Grocers	Porky Products	Tony’s Fine Foods
Central Grocers	SpartanNash	Unified Grocers
Clover Mountain Foods	Super Store Industries	URM Stores
DPI Mid Atlantic	Supervalu	Wakerfern

Our ten largest customers accounted for approximately 86% for the year ended December 31, 2013, approximately 82% for the one month ended January 31, 2014 and approximately 81% for the year ended January 31, 2015. More specifically, for the year ended December 31, 2013, the one month ended January 31, 2014 and the year ended January 31, 2015 our four largest customers represented approximately 51%, 50% and 64% of our sales, respectively. We depend heavily on these customers and more information regarding the possible effects of any loss of these customers is discussed in the section entitled “Risk Factors”.

We have grown the number of food retailers (supermarkets) carrying our products from approximately 7,040 supermarkets in January 2014 to approximately 10,800 supermarkets in January 2015. In the supermarkets that carry our products, we sell an average of 3.3 of our stock keeping units (“SKUs”). The number of supermarkets carrying our products multiplied by the number of our SKUs carried at those supermarkets equals shelf placements for our products. We have grown the number of shelf placements from approximately 22,600 in January 2014 to approximately 35,800 in January 2015.

Industry Overview

Our products are considered specialty prepared foods, in that they are all natural, taste great, are authentic Italian and are made with high quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including frozen, deli-prepared foods, and the specialty meat segment of the meat department. The overall size of the specialty prepared food business was calculated by the National Association for the Specialty Food Trade in association with Mintel Research at over $80 billion in 2013 and has grown 18% since 2011.

Packaged Facts, a leading publisher of market research on the food, beverage, consumer packaged goods, and demographic sectors, projects the overall sales of Refrigerated Meats and Meals to be approximately $31 billion by 2018, up from $23 billion in 2013. According to Packaged Facts, this 5.5% implied CAGR is likely driven by trends including a focus on convenience and healthy and creative new products. In addition, Packaged Facts projects that retail sales of Natural/Organic Foods and Beverages will reach $53.5 billion in 2014 and will grow to $86.7 billion by 2019. This implied CAGR of 10.1% is likely driven by the growing social and environmental issues surrounding the interest in and health benefits of natural and organic foods.

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our products are founded upon Anna “Mama” Mancini’s old world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all natural ingredients at an affordable price. Typical retail prices for 22 oz. packages ranges from $5.99 to $7.49, and $5.99 to $7.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef, turkey, chicken and pork meatballs, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. We recently introduced Fusili Pasta with Bolognese Sauce and Mac N’ Mamas® (penne pasta, crushed meatballs, sauce and cheeses). Other recently introduced innovative products include:

Five Cheese Stuffed Beef Meatballs	Antibiotic Free Beef and Turkey Meatballs
Chicken Parmigiana Stuffed Meatballs	Gluten Free Beef and Turkey Meatballs
Chicken Florentine Stuffed Meatballs

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

Our Growth Strategy

We are actively trying to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth strategies:

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Increase product placements within retail locations. We strive for product placements in the frozen, fresh, and deli segments of food retailers. We believe adding shelf placements within the supermarkets that carry our products will increase customer awareness, leading to more consumers purchasing our products and expanding our market share.

●	Grow sales staff. We have an experienced sales staff and now employ two full time regional Vice Presidents of sales as well as our Co-Founder Dan Dougherty, Carl Wolf, our Chief Executive Officer and Chairman, and Matthew Brown, our President, each of whom is involved with selling to, and managing sales with, major supermarket chains. We intend to add additional sales personnel in 2015.

●	Expand food brokerage network. We currently work with approximately 25 retail food brokers. In July 2014 we expanded our broker sales representative network, adding 9 within various territories and with specific accounts of focus. We intend to add additional food brokers in 2015.

●	Enhance awareness through marketing. Starting in 2013 we began a national radio campaign on Sirius XM Satellite Radio and also have commercials running on political talk radio. We have increased our social media activity with Facebook, Twitter, Pinterest, and YouTube. We also engage with consumers through newsletter mailings, blogs, and special projects, including a bank of recipe videos and contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers. We currently have approximately 17 product offerings.

Products

Our principal products are meatballs with slow cooked Italian Sauce. We currently offer meatballs using the following meats: beef, turkey, chicken and pork.

Our current beef meatball products include:

Our current turkey meatball products include:

Our current chicken meatball products include:

Our current pork meatball products include:

Recently, we expanded our product line to include certain meatball inspired Italian prepared meal products including:

Sauce Products:

8

Product Development

MamaMancini’s continues to improve products and to develop new products. We also contract with third parties in order to develop new products. We recently introduced new products, including:

“Mac and Mamas®” (penne pasta, crushed meatballs, sauce and cheeses)	Antibiotic Free Turkey Meatballs and Sauce

Gluten Free Beef Meatballs and Slow Cooked Italian Sauce	Bolognese Sauce

Gluten Free Turkey Meatballs and Slow Cooked Italian Sauce	Fusili Pasta and Bolognese Sauce

Five Cheese Stuffed Beef Meatballs	Stuffed Chicken Parmigiana Style Meatballs and Slow Cooked Italian Sauce

Antibiotic Free Beef Meatballs and Sauce	Stuffed Chicken Florentine Style Meatballs and Slow Cooked Italian Sauce

Our new product development strategy is inspired by Anna “Mama” Mancini’s old world recipes and new recipes derived from those original recipes. All new products currently under development are included with a Development and License Agreement entered into on January 1, 2009 with Dan Dougherty, the grandson of Anna “Mama” Mancini, relating to the use of her recipes for the products to be created by MamaMancini’s.

We are currently developing new products, some of which may include:

Pasta and Slow Cooked Italian Sauce n’ Beef Meatballs	Turkey Meatloaf

Pasta and Slow Cooked Italian Sauce n’ Turkey Meatballs	Chicken Parmagiana

Pasta and Slow Cooked Italian Sauce n’ Sausage	Italian Meatball Soup

Chicken Marsala	Traditional Italian Meatballs (Beef, Pork and Veal) and Slow Cooked Italian Sauce

Beef Meatloaf

We cannot predict if or when any of the foregoing products under development will ever be available to consumers.

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 22 oz. packages range from $5.99 to $7.49, and $5.99 to $7.99 for bulk products sold in delis or hot bars. Increases in raw materials costs, among other factors, may lead to us consider price increases in the future.

Suppliers/Manufacturers

None of our raw materials or ingredients are grown or purchased directly by us. We employ one company, JEFE to order all raw materials or ingredients, as well as manufacture approximately 95% of our products to date. JEFE is owned by both the CEO and President of the Company.

We are negotiating with several other manufacturers to supplement the services provided by JEFE. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Sales/Brokers

As of January 31, 2015, our products are carried by approximately 10,800 food retail locations with an average of 3.3 different items per retail location, thereby totaling approximately 35,800 product placements on shelves in such retail locations. Our products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n’ go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large food distributors. Such distributors include, but are not limited to: URM, a wholesaler to independent stores in Oregon and Washington State; Associated Wholesale Grocers, a wholesaler located in Louisiana; C&S Wholesale Grocers, an east coast distributor to A&P, Key Food, Waldbaums and other food retailers; SpartanNash; SuperValue, which distributes to Jewel, Lunds and Byerly’s; and Wakefern, the merchandising and distribution arm of Shop Rite stores.

In January of 2014 the Company reorganized its sales management with the result that the Company is now actively soliciting business with almost every major retail supermarket chain in the country. Currently, all of our full-time employees and Dan Dougherty sell our products directly to supermarkets and mass retailers. MamaMancini’s products are currently sold primarily in the Northeast and Southeast.

Marketing

The majority of our marketing activity has been generated through promotional discounts, consumer trial, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.

The Company began a national radio campaign on Sirius radio in 2012 and added other national radio components such as political talk radio in 2013 that has continued through the present. The Company ran about 25,000 radio spots in 2014. The Company hopes to expand its radio campaign reach throughout 2015.

In August 2013, the Company began an active social media campaign with an emphasis on Facebook. Our Facebook campaign is being managed by a third party marketing firm and Dan Dougherty. We have gone from 800 “likes” to over 200,000 “likes” in April 2015, with 2,000 to 3,000 new “likes” being generated each week. We believe that this demonstrates that our products are resonating with consumers and that our brand awareness continues to grow.

The Company has also developed a brand ambassador program for consumer advocates of MamaMancini’s. Advocates receive coupons, hats, tote bags and other incentives to promote our brand. In addition, the Company has an active on-line and traditional paper couponing activity and employees outside services to deliver coupons to consumers such as Coupons.com, Ibotta, Facebook, newspaper free standing inserts, and on pack coupons as well as our web site. Dan Dougherty has been the principal spokesperson for MamaMancini’s, and has made appearances or had article features including the Martha Stewart Show, Entertainment Tonight, Today Cooking School, New York Times, Wall Street Journal, USA Today and People Magazine.

Additionally, in February 2015, the Company began a major initiative to merchandise its meatballs in a kettle program with 400 customers committed to the program. Potential customers include, food service distributors, supermarket and take out meal programs, kiosks at high volume public locations and mass market retailers.

Based on the Company’s metrics for determining brand awareness, which includes market studies and analysis of consumer recognition of the MamaMancini’s brand, the Company believes that brand awareness for MamaMancini’s has grown significantly in the past 12 months.

Investments - Meatball Obsession

In March of 2011, we invested $27,032 for a 35% interest in Meatball Obsession. Meatball Obsession offers a fast service menu of single-serve, take-out meatball offerings. As of January 31, 2015, we owned 13% of Meatball Obsession. Meatball Obsession has expanded into 4 locations from the first kiosk that opened in March 2012 in New York City, and plans to open additional kiosks at universities, airports, food courts and other high pedestrian traffic areas around the United States. Meatball Obsession has signed an exclusive supply agreement with MamaMancini’s whereby Meatball Obsession will sell MamaMancini’s branded products as its primary menu selections. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession.

Competition

The gourmet and specialty pre-packaged and frozen food industry has many large competitors specializing in various types of cuisine from all over the world. Our product lines are currently concentrated on Italian specialty foods. While it is our contention that our competition is much more limited than the entire frozen and pre-packaged food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire frozen and pre-packaged food industry. We believe our principal competitors include Quaker Maid / Philly-Gourmet Meat Company, Hormel, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., Mama Lucia, and Buona Vita, Inc.

Intellectual Property

Our current intellectual property consists of trade secret recipes and cooking processes for our products and three trademarks for “MamaMancini’s”, “Mac N’ Mamas” and “The Meatball Lovers Meatball”. The recipes and use of the trademarks have been assigned in perpetuity to the Company.

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures to protect our proprietary rights.

Royalty Agreement

In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his grandmother’s recipes for the products to be created by MamaMancini’s, Mr. Dougherty granted us a 50 year exclusive license (subject to certain minimum payments being made), with a 25 year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, Mr. Dougherty shall develop a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Mr. Dougherty shall work with us to develop Licensor Products that are acceptable to us. Upon acceptance of a Licensor Product by us, Mr. Dougherty’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products shall be subject to the Development and License Agreement. In connection with the Development and License Agreement, we pay Mr. Dougherty a royalty fee on net sales.

Supply Agreement

On March 1, 2010, the Company entered into a five-year agreement with JEFE. JEFE is owned by both the CEO and President of the Company. Under the terms of the agreement, the Company granted to JEFE a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. JEFE in turn granted to the Company the exclusive right to purchase the product. Under the terms of the agreement JEFE agreed to manufacture, package, and store the Company’s products. The Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The agreement was automatically renewed in February 2015 and will continue to automatically renew unless notice of termination is provided in writing by either party nine months prior to expiration.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in JEFE incurring increased expense for packaging and shipping materials or in JEFE being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse JEFE for any labor costs incurred in repackaging. Per the agreement, all product delivery shipping costs are the expense of the Company.

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

Quality Assurance

We take precautions designed to ensure the quality and safety of our products. In addition to routine third-party inspections of our contract manufacturer, we have instituted regular audits to address topics such as allergen control, ingredient, packaging and product specifications and sanitation. Under the FDA Food Modernization Act, each of our contract manufacturers is required to have a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.

Our current contract manufacturer, JEFE, is certified in the Safe Quality Food Program. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

We work with suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts or quality assurance specification packets, including affidavits, certificates of analysis and analytical testing, where required. The quality assurance staff of both our contract manufacturer and our own internal operations department conducts periodic on-site routine audits of critical ingredient suppliers.

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

Since inception on February 22, 2010 and through January 31, 2015, MamaMancini’s has raised approximately $12,050,000 in capital. During this same period, we have recorded net accumulated losses totaling $(10,603,761). As of January 31, 2015, we had working capital of $2,964,121. MamaMancini’s net losses for the two most recent fiscal years ended January 31, 2015 and December 31, 2013 have been $4,060,476 and $2,947,608, respectively (not inclusive of the one month period ended January 31, 2014). We expect to incur significant increasing operating losses over the next several years. Negative cash flow from operations is expected in the foreseeable future. MamaMancini’s ability to achieve profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that MamaMancini’s will ever achieve any significant revenues or profitable operations.

MamaMancini’s has a limited operating history.

MamaMancini’s has been in existence for approximately four years. Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products; (ii) achieve market acceptance of our products; or (iii) respond to competition. Additionally, even if we do implement our business plan, we may not be successful. No assurances can be given as to exactly when, if at all, we will be able to recognize profits high enough to sustain our business. We face all the risks inherent in a new business, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including capital requirements. Given our limited operating history, we may be unable to effectively implement our business plan which would result in a loss of your investment.

We will need additional capital, which may be difficult to raise as a result of our limited operating history or any number of other reasons.

Since inception in 2010 and through January 31, 2015, MamaMancini’s has incurred net accumulated losses of $(10,603,761). As of January 31, 2015 we had working capital of $2,964,121 and stockholders’ equity of $2,162,616. The Company believes that it has adequate financing through the end of the current fiscal year to execute its current growth plan, however, in the case that the Company exceeds its expected growth, we would need to raise additional capital and/or significantly cut expenses and overhead in order to operate the business through such date. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or cease operations.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of customers for a majority of our sales, a loss of one of these customers could materially adversely affect our business and financial condition. Our ten largest accounts represented approximately 86%, 82% and 81% for the year ended December 31, 2013, the one month period ended January 31, 2014 and the year ended January 31, 2015. For the year ended January 31, 2015 our three largest customers represented approximately 42% of our sales, respectively. Our principal customers only continue to purchase our products if they are able to sell them to their end consumers. We have no long-term contracts with our principal customers and thus our business would be negatively affected by the failure of our principal customers to purchase our products on a consistent basis. If these principal customers cease ordering products from us, our business could be materially adversely affected.

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

We face competition from companies who produce similar frozen products and other prepared foods, many of whom have longer operating histories or who have substantially more financial resources.

Many of our competitors have been in business for a significantly longer period of time than we have and have learned manufacturing techniques which can aid in efficiently producing their products. Additionally, many of these companies have successfully acquired a loyal customer base that would be difficult for us to compete with. Such customers may be unwilling to purchase our products due to brand loyalty or uncertainty in the highly competitive market in which we compete. In addition, if we gain traction in our particular niche of creating gourmet Italian frozen foods, major food companies with substantial marketing and financial resources may attempt to compete more directly with us. In the event that such large companies do directly compete with us, our business may be adversely affected.

All of our manufacturing is outsourced to a related party manufacturer which we rely on for a significant amount of our manufacturing and supply.

Presently we do not own any manufacturing facilities. Approximately 95% of our manufacturing is outsourced to a food manufacturing facility in East Rutherford, New Jersey owned by Joseph Epstein Food Enterprises, Inc. (“JEFE”). JEFE is a related party entity owned by our Chief Executive Officer, Mr. Carl Wolf, and our President, Mr. Matthew Brown. We have a contract with JEFE that began on March 1, 2010 and is currently set to expire on February 28, 2016. Under a supply agreement with JEFE, we have granted JEFE a revocable license to use our recipes, formulas, methods and ingredients for the preparation and production of our products. JEFE in turn has granted us the exclusive right to purchase the product. Under the terms of the agreement, JEFE agrees to manufacture, package, and store our products and we have the right to purchase products from one or more other manufacturers, distributors or suppliers.

Although management believes that the contract will continue to be renewed on the same terms of the existing contract, there can be no assurances that this will occur. In the event that our contract with JEFE is not renewed, we would have to seek other suppliers for our products. However, we can make no assurance that we will be able to engage other suppliers on satisfactory terms or in a timely manner. In the event that JEFE ceases operations or stops manufacturing our products, our inability to secure an alternative supplier would materially adversely affect our business and financial condition.

Additionally, should we be forced to manufacture our own products, we cannot give any assurance that we will be able to develop internal manufacturing capabilities or procure third party suppliers. In the event we seek third party suppliers, they may require us to purchase a minimum amount of materials or could require other unfavorable terms. Any such event would materially adversely impact our prospects. Moreover, we cannot give any assurance that any alternate contract manufacturers or suppliers that we select will be able to supply our products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications. Anything that materially adversely impacts JEFE, including but not limited to labor stoppages, may have a materially adverse effect on our business.

We currently carry a large receivable from our related party manufacturer.

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, is also contracted to produce and manufacture food products for the Company. Currently, JEFE serves as our principal food manufacturing company. For the year ended January 31, 2015 and December 31, 2013, we paid JEFE $8,803,541 and $6,190,595, respectively, for the manufacturing of products. At January 31, 2015 and 2014, we had a receivable in the amount of $2,213,037 and $1,373,036 from JEFE. Should JEFE default under its obligations to pay us our results of operations would be significantly impacted. The Company has taken measures to make certain that the receivable from JEFE does not increase. We believe that JEFE will continue to pay down the receivable throughout the current fiscal year.

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

The need for and effect of product recalls could have a material adverse impact on our business.

If any of our products become misbranded or adulterated, we may need to conduct a product recall. The scope of such a recall could result in significant costs incurred as a result of the recall, potential destruction of inventory, and lost sales. Should consumption of any product cause injury and/or illness, we also may be liable for monetary damages as a result of one or more product liability judgments against us. A significant product recall or product liability case could cause a loss of consumer confidence in our food products and could have a material adverse effect on the value of our brand, results of operations and prospects.

We may be subject to significant liability if the consumption of any of our products causes illness or physical harm.

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries or illness may result from inadvertent mislabeling, tampering or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may have a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against us. If the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential distributors, retailers and consumers and our corporate image and brand equity. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or market withdrawal could have a material adverse effect on our business, reputation and operating results.

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

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or other reasons could impair our ability to manufacture or sell our products. To the extent that we are unable to, or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, our business and results of operations may be materially adversely affected, and additional resources could be required to restore our supply chain.

Higher energy costs and other factors affecting the cost of producing, transporting, and distributing our products could adversely affect our financial results.

Rising fuel and energy costs may have a significant impact on our cost of operations, including the manufacture, transportation, and distribution of products. Fuel costs may fluctuate due to a number of factors outside of our control, including government policy and regulation and weather conditions. Additionally, we may be unable to maintain favorable arrangements with respect to the manufacturing costs of our products as a result of the rise in costs of procuring raw materials and transportation by our manufacturers. This may result in increased expenses and negatively affect operations.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such a documented weakness could restrict our ability to timely gather, analyze and report information relative to our financial statements.

Because of our limited resources, there are limited controls over our information processing. There is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, we are unable to afford to hire additional staff to facilitate greater segregation of duties but will reassess our capabilities in the following year.

Management believes that the material weaknesses set forth above are the result of the lack of scale of our operations and are intrinsic to our small size. Nonetheless, our small size and our current internal control deficiencies may have a material adverse effect on our ability to accurately and timely report our financial information which, in turn, may have a material adverse effect on our financial condition.

As a result of our small size and our current internal control deficiencies, our financial condition, results of operation and access to capital may be materially adversely affected.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Carl Wolf, our Chief Executive Officer and Chairman, and Mr. Matthew Brown, our President. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a materially adverse effect on our business.

Matthew Brown, our President, allocates his time between MamaMancini’s and JEFE, thereby causing potential conflicts of interest in his determination as to how much time to devote to our affairs, which could materially adversely affect our business.

Our President, Matthew Brown, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and those of JEFE. He currently devotes approximately 50% of his time to our Company and 50% to JEFE. Because Mr. Brown is required to devote such a significant amount of his time to other business affairs, even though it may indirectly benefit our Company, it could significantly impair his ability to devote sufficient time to our affairs, which would have a material adverse impact on our ability to execute our business plan.

The failure of new product or packaging introductions to gain trade and consumer acceptance and address changes in consumer preferences could adversely affect our sales.

Our success is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon our ability to identify and respond to consumer trends through innovation. We may be required to increase expenditures for new product development and there is no guarantee that we will be successful in developing new products or improving upon products already in existence. Additionally, our new products may not achieve consumer acceptance and could materially negatively impact sales.

Changes in our promotional activities may impact, and may have a disproportionate effect on, our overall financial condition and results of operations.

We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees and in-store displays. Our net sales may periodically be influenced by the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter.

We may not be able to successfully implement our growth strategy on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and improving placement of our products, attracting new consumers to our brand and introducing new product lines and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;

●	continue to compete in conventional grocery and mass merchandiser retail channels in addition to the natural and organic channel;

●	secure shelf space in key supermarket locations;

●	increase our brand awareness;

●	expand and maintain brand loyalty; and

●	develop new product lines and extensions.

We may not be able to successfully implement our growth strategy. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

We are currently selling products in supermarkets in the United States. If we are unable to expand into mass-market retailers or sell products in a greater number of supermarkets we will fall short of our projections and our business and financial condition would be adversely affected.

As a smaller supplier, we may not sell in enough bulk in certain stores and as such our products may not be placed in the most ideal locations to catch the attention of end consumers. If we are unable to gain significant sales growth, our products may never be displayed in the most attractive locations in stores and our sales may suffer.

We may be unable to successfully execute our identified growth strategies or other growth strategies that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue growth strategies, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

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

All of our manufacturing is outsourced. Although we have entered into supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effectively monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing additional manufacturers, there is no assurance that we will be able to adequately maintain quality controls or that our current manufacturing process is scalable.

There may be products liability and other legal claims.

We are currently a named insured party through the products liability insurance policy of JEFE, our food manufacturer, and we also carry our own product liability insurance policy. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.

Our brand and reputation may suffer from real or perceived issues involving the labeling and marketing of our products as “natural.”

Although the FDA and USDA have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising and labeling claims. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty as to the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition.

Virtually all of our finished goods inventory is located in a single third-party warehouse facility. Any damage or disruption at this facility would have an adverse effect on our business, results of operations and financial condition.

Virtually all of our finished goods inventory is located in one warehouse facility owned and operated by a third party. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to meet our contractual obligations and, as a result, our business, results of operations and financial condition would suffer.

We may be unable to defend our intellectual property.

Our business could be adversely affected if we are unable to adequately protect our intellectual property. Our current intellectual property consists of trade secret recipes and cooking processes for our products and trademarks. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures to protect our proprietary rights. We may, however, not be able to secure significant protection for service marks or trademarks that we obtain. Our inability to protect our intellectual property from others may impede our brand identity and could lead to consumer confusion.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our services and brand.

Our business is largely based upon our recipes which are trade secrets and are not patentable. We may be unable to keep other companies from copying our recipes, or we may be subject to legal actions alleging intellectual property infringement, unfair competition or similar claims against us. Companies may have intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims would be expensive and would divert management’s attention. Additionally, there is no assurance that we would be successful in defending ourselves against such claims.

RISKS RELATED TO OUR SECURITIES

We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Our shares of common stock have been listed for trading on the OTCQB since 2013. However, historically there has been limited daily volume of trading in our common stock on the OTCQB, which has limited the overall and perceived liquidity of our common stock on that market.

An active trading market for our shares may never develop or be sustained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and, if an active market for our common stock does not develop, it may be difficult to sell shares without depressing the market price for the shares, or at all. In addition, in the event that an active trading market does not develop, the price of our common stock may not be a reliable indicator of the fair value of our common stock.

Furthermore, if our common stock ceases to be listed on the OTCQB, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

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

We are currently listed on the OTCQB under the symbol “MMMB”, and are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

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

The concentration of our capital stock ownership with insiders could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock, in the aggregate, beneficially own approximately 50% of the outstanding shares of our common stock, based on the number of shares outstanding as of January 31, 2015. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

If and when a larger trading market for our common stock develops, the market price of our common stock is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

●	variations in our revenue and operating expenses;

●	market conditions in our industry and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	announcements of innovations or new products or services by us or our competitors;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our common stock or other securities by us or in the open market; and

●	changes in the market valuations of other comparable companies.

In addition, if the market for food industry stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results. The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our common stock. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

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

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTC Market,  for the period of April 11, 2013 to December 31, 2013, (ii) the one month period ended January 31, 2014, and (iii) the high and low bid prices for our common stock, as reported by the OTC Market, for the period of February 1, 2014 through January 31, 2015. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2015	High	Low
First Quarter	$3.00	$1.25
Second Quarter	$3.60	$1.15
Third Quarter	$2.83	$1.80
Fourth Quarter	$2.10	$1.00

Period Ended January 31, 2014	High	Low
January 1 through January 31	$4.00	$2.50

Fiscal Year Ended December 31, 2014	High	Low
Second Quarter	$2.00	$1.50
Third Quarter	$2.00	$2.00
Fourth Quarter	$2.50	$1.75

(b) Holders

As of April 30, 2015, a total of 26,085,916 shares of the Company’s common stock are currently outstanding held by approximately 112 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Rule 10B-18 Transactions

During the fiscal year ended January 31, 2015, there were no repurchases of the Company’s common stock by the Company.

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

Plan of Operation

The Company plans to sell more of its products into new and existing food retail outlets. The Company has undertaken a national radio campaign on Sirius XM channels for a substantial portion of this year. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2015 and thereafter. These products include Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs and Mac N’ Mamas®. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

The Company has key sales personnel and a sales network of paid broker representatives. Management continues to solicit all major supermarket retailers, club stores and mass-market accounts. Additionally, the Company has begun an effort to develop presentations to major entities in the sandwich, burger, and Italian sub quick-serve industry through a branded kettle program which the Company launched in February 2015. The Company is also soliciting business in Canada and Mexico.

The Company owns 13% of the common equity of Meatball Obsession, LLC (“Meatball Obsession”) and is its exclusive supplier of meatballs. Meatball Obsession offers a fast service menu of single serve, take-out meatball offerings. At present, Meatball Obsession has 4 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any additional units in the future.

The Company currently has supply agreement with JEFE, a related party, which is set to expire on February 28, 2016. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

JEFE increased its manufacturing capacity in 2014 to meet the anticipated increased demand of the Company. Additions of high-speed equipment and new production order flow have occurred. As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies but cannot guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also expects that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease in the labor costs.

The Company expects to have an operating loss in fiscal year 2016 due to the investment in developing new and expanded existing business. These investments include slot fees to gain initial distribution, special marketing demo events to induce trial, major promotional campaigns for initial trial customers, short runs on new products, rising raw materials costs, sample expenses, market research, design and label costs, product development costs, and the cost of additional personnel or fee based marketing and sales support while this business is developing.

We believe that MamaMancini’s products have the ability to expand sales and deliver more products within several areas of consumption by consumers such as frozen Italian specialties, frozen meat, fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other food retailers. In addition, we believe that MamaMancini’s products can be sold into food service channels, mass market, and exported or as a component of other products.

Results of Operations for the years ended January 31, 2015 and December 31, 2013

The following table sets forth the summary statements of operations for the years ended January 31, 2015 and December 31, 2013:

	Years Ended *
	January 31, 2015	December 31, 2013

Sales - Net of Slotting Fees and Discounts (1)	$12,339,256	$8,741,621
Gross Profit	$3,535,716	$2,551,026
Operating Expenses	$(7,285,906)	$(5,489,994)
Other Income (Expense)	$(310,286)	$(8,640)
Net Loss	$(4,060,476)	$(2,947,608)

*Does not include one month period ended January 31, 2014

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the year ended January 31, 2015 and December 31, 2013, the Company reported a net loss of $(4,060,476) and $(2,947,608), respectively. The change in net loss between the year ended January 31, 2015 and December 31, 2013 was primarily attributable to following significant events:

●	The Company commenced operations during 2010 and has experienced significant growth in sales for the comparable periods. The Company has sold into approximately 37,000 retail and grocery locations at January 31, 2015 as compared to approximately 22,600 at December 31, 2013. The Company has reinvested proceeds to further develop brand awareness.

●	Advertising, social media and promotional expense increased by $664,000 which does not include marketing and social media costs as discussed below and in Note 2 to the consolidated financial statements.

●	Stock-based compensation expense increased by $103,400.

●	Research and development costs increased by $81,500.

●	Commission expenses increased by $101,000.

●	Postage and freight increased by $265,800.

●	Depreciation expense increased $136,200.

●	Marketing research increased by $80,000.

●	Royalty expenses increased by $81,800.

●	Professional fees increased by $489,400.

●	Insurance expense increased by $17,300.

●	Trade show and travel expenses decreased by $63,900.

●	Payroll and related expenses decreased by $184,100.

Sales: Sales, net of slotting fees and discounts increased by approximately 41% to $12,339,256 during the year ended January 31, 2015, from $8,741,621 during the year ended December 31, 2013. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 37,000 retail and grocery locations at January 31, 2015 as compared to approximately 22,600 at December 31, 2013.

Gross Profit: The gross profit margin was 29% for the years ended January 31, 2015 and December 31, 2013.

Operating Expenses: Operating expenses increased by 33% during the year ended January 31, 2015, as compared to the year ended December 31, 2013. The $1,795,912 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation of $103,400 expensed during the period;

●	Advertising, social media and promotional expenses of $664,000 related to an increase in spending on our new radio advertising campaign and special promotions which does not include marketing and social media costs as discussed below and in Note 2 to the condensed consolidated financial statements;

●	Commission expenses of $101,000 related to increased sales;

●	Postage and freight of $265,800 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $136,200 due to new fixed asset purchases during the period;

●	Marketing research increased by $80,000 due to the Company electing to spend more on market research and social media, which primarily consisted of four marketing research projects to develop new products; and

●	Royalty expenses increased by $81,800 due to the increase in sales;

●	Professional fees increased by $489,400 due to fees to an investment banker and financial consultants related to equity raises;

●	Research and development costs increased by $81,500 due to the Company expanding its line of products.

These expense increases were offset by decreases in the following expenses:

●	Trade show and travel expenses of $63,900 related to the members of the Company traveling and attending less trade shows; and

●	Payroll and related expense of $184,100 as compensation to a reduction in executive sales personnel.

Other Expense: Other expenses increased by $301,646 to $310,286 for the year ended January 31, 2015 as compared to $8,640 during the year ended December 31, 2013. For the year ended January 31, 2015, other expenses consisted of $163,136 in interest expense incurred on the Company’s line of credit with FGI, the line of credit and term loan with EGC and the convertible note with Manatuck Hill. The Company also recorded $46,197 of amortization expense of the debt discount for the Manatuck note. In addition, the Company recorded $100,953 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements during the year. For the year ended December 31, 2013, other expenses consisted of $8,640 in interest expense incurred on the Company’s previous line of credit. This line of credit was repaid and cancelled on September 9, 2013.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2015 compared to January 31, 2014:

	Period Ended		Increase/
	January 31, 2015	January 31, 2014	(Decrease)

Current Assets	$5,709,655	$4,244,648	$1,465,007
Current Liabilities	$2,745,534	$818,001	$1,927,533
Working Capital	$2,964,121	$3,426,647	$(462,526)

As of January 31, 2015, we had working capital of $2,964,121 as compared to working capital of $3,426,647 as of January 31, 2014, a decrease of $462,526. The decrease in working capital is primarily attributable to an increase in accounts receivable, inventory and deposit with related party manufacturer in addition to increases in accounts payable and accrued expenses and in the outstanding line of credit balance. During the year ended January 31, 2015, the Company raised net proceeds of the $1,180,003 from the sale of 1,620,001 shares of common stock and received proceeds of $100,000 for common stock subscribed.

Net cash used in operating activities for the year ended January 31, 2015 and December 31, 2013 was $5,007,364 and $3,821,598, respectively. The net loss for the years ended January 31, 2015 and December 31, 2013 was $4,060,476 and $2,947,608 respectively.

Net cash used in all investing activities for the year ended January 31, 2015 was $316,831 as compared to $1,172,522 for the year ended December 31, 2013. During the year ended January 31, 2015, the Company paid approximately $44,997 to acquire new machinery and equipment. In addition, the Company paid approximately $271,834 for improvements to the JEFE facility which have been capitalized and depreciated over the estimated life of the supply agreement. During the year ended December 31, 2013, the Company paid $877,522 for machinery and equipment, $295,000 for the acquisition of a company and $30,000 for a loan to a related party.

Net cash provided by all financing activities for the year ended January 31, 2015 was $4,637,550 as compared to $4,727,894 for the year ended December 31, 2013. During the year ended January 31, 2015, the Company raised net proceeds of $1,180,003 from the sale of 1,620,001 shares of common stock and $100,000 for common stock subscribed. During the year ended January 31, 2015, the Company had net borrowings of $1,186,394, $600,000 and $2,000,000 for transactions pursuant to the line of credit, term loan and convertible note agreements, respectively. These increases were offset by $174,211, $214,636, and $40,000 paid for stock issuance costs, debt issuance costs, and repayments on a term loan, respectively. During the year ended December 31, 2013 the Company raised net proceeds of the $5,000,000 from the sale of common stock and $800,000 for common stock subscribed. These increases were offset by $872,106 and $200,000 paid for stock issuance costs and repayments on a line of credit, respectively.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of securities during January 2014 and the year ended January 31, 2015 in addition to the line of credit and convertible note entered into in October 2014 and December 2014, respectively, will enable the Company to meet the working capital requirements through the end of the current fiscal year, however, in the case that the Company exceeds its expected growth, we would need to raise additional capital and/or cut expenses and overhead in order to operate the business through such date. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. The estimated working capital requirement for the next 12 months is approximately $2,000,000 which equates to an estimated burn rate of $167,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $4,060,476 and $5,007,364, respectively, for the year ended January 31, 2015.

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

During the month ended January 31, 2014 and the year ended January 31, 2015, Management raised capital through debt and equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-22 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended January 31, 2015.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this Annual Report on Form 10-K, it had material weaknesses in its internal control procedures.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

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

Subsequent to January 31, 2015, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of September 18, 2014.

Name	Age	Position

Carl Wolf	71	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	46	President and Director

Lewis Ochs	68	Chief Financial Officer

Steven Burns	54	Director

Alfred D’Agostino	61	Director

Thomas Toto	60	Director

Dan Altobello	74	Director

Dean Janeway	71	Director

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

Matthew Brown, age 46, has over 19 years of experience in the sales and marketing of products in the food industry. Beginning in February 2010 through the present, he has served as President of MamaMancini’s. From April 2001 until January of 2012, he served as the President of Hors D’oeuvres Unlimited, overseeing the day to day operations of their food manufacturing business. He previously worked as a marketing associate from September 1993 to December 1998 at Kraft Foods, Inc., where he dealt with numerous aspects of the company’s marketing of their food products.

Mr. Brown received his B.A. from the University of Michigan in 1991 and his M.B.A. from the University of Illinois in 1993.

In evaluating Mr. Brown’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in sales and marketing, and his proven track record of success in such endeavors.

Lewis Ochs, age 68, has over 40 years of experience in the financial and accounting industry. From February 2010 through the present he has served as the Executive Vice President of Finance for MamaMancini’s. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. Additionally, beginning in January 2003 and still presently, he serves as the CFO of Hors D’oeuvres Unlimited, overseeing all of the financial aspects of the company. From 1979 through 1991, he also was an owner of Captive Plastics, Inc., a large molding manufacturer, directly contributing to the overseeing of over 500 union and non-union employees. At various times in his career he also acted as an independent consultant utilizing his financial skills including forensic accounting, restructuring of businesses, and as a field examiner for lending institutions.

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

Dan Altobello, age 74, has served as a director of MamaMancini’s since 2012. Since October 2000, Mr. Altobello, Chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a current member of the boards of directors of DiamondRock Hospitality Company, a publicly-traded hotel REIT, Northstar Senior Care Trust, Inc., a private company that intends to qualify as a REIT, Mesa Air Group, Inc. and Arlington Asset Investment, Corp , a principal investment firm that acquires and holds mortgage-related and other assets. From 2004 to December 2010, he served as a member of the board of JER Investors Trust, Inc., a specialty finance company. Mr. Altobello serves on the advisory board of Thayer | Hidden Creek, a private equity firm. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

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

Mr. Altobello, received his B.A. from Georgetown University in June 1963 and his M.B.A. from Loyola University Maryland in June 1978.

Dean Janeway, age 71, has served as a director of MamaMancini’s since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer-owned cooperative in the United States. From 1966 through 1990, Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of “Wakefern” providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.

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

Mr. Janeway received his B.A. in Marketing from Rutgers University, and his M.B.A from Wharton School of Business, University of Pennsylvania.

Family Relationships

Mr. Matthew Brown, our President, is the son-in-law of Mr. Carl Wolf, our Chief Executive Officer.

Board Committees and Charters

Our board of directors has established the following committees: an audit committee, a compensation committee and a nominating/corporate governance committee. Copies of each committee’s charter are posted on our website, www.mamamancini’s.com. Our board of directors may from time to time establish other committees.

Audit Committee

The purpose of the Audit Committee is to oversee the processes of accounting and financial reporting of the Company and the audits and financial statements of the Company. The Audit Committee’s primary duties and responsibilities are to:

●	Monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

●	Monitor the independence and performance of the Company’s independent auditors and the Company’s accounting personnel.

●	Provide an avenue of communication among the independent auditors, management, the Company’s accounting personnel, and the Board.

●	Appoint and provide oversight for the independent auditors engaged to perform the audit of the financial statements.

●	Discuss the scope of the independent auditors’ examination.

●	Review the financial statements and the independent auditors’ report.

●	Review areas of potential significant financial risk to the Company.

●	Monitor compliance with legal and regulatory requirements.

●	Solicit recommendations from the independent auditors regarding internal controls and other matters.

●	Make recommendations to the Board.

●	Resolve any disagreements between management and the auditors regarding financial reporting.

●	Prepare the report required by Item 407(d) of Regulation S-K, as required by the rules of the Securities and Exchange Commission (the “SEC”).

●	Perform other related tasks as requested by the Board.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Committee has the ability to retain, at the Company’s expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

Our Audit Committee consists of Mr. Burns, Mr. Toto and Mr. Altobello. Mr. Toto serves as the Chairman of our Audit Committee. Mr. Burns is our Audit Committee financial expert as currently defined under applicable SEC rules.

Compensation Committee

The Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NYSE MKT, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies and strategies.

The following are specific duties and responsibilities of the Compensation Committee:

●	Review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company’s business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders.

●	Review and determine the annual salary, bonus, stock options, other equity-based incentives, and other benefits, direct and indirect, of the Company’s executive officers, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests.

●	Determine salary increases and bonus grants for the Chairman of the Board, the CEO, the President and all other executive officers of the Company.

●	Review and approve corporate goals and objectives for purposes of bonuses and long- term incentive plans.

●	Review and approve benefit plans, including equity incentive plans, and approval of individual grants and awards.

●	Review and approve employment or other agreements relating to compensation for the Chairman of the Board, the CEO, the President and the other executive officers of the Company.

●	Review and discuss with management the Company’s CD&A and recommend to the Board that the CD&A be included in the annual report on Form 10-K and/or proxy statement in accordance with applicable SEC rules.

●	If required by SEC rules, provide a Compensation Committee Report on executive compensation to be included in the Company’s annual proxy statement in accordance with applicable SEC rules.

●	Perform an annual evaluation of the performance of the Chairman of the Board, the CEO, the President and the other executive officers.

●	Perform an annual review of non-employee director compensation programs and recommend changes thereto to the Board when appropriate.

●	Plan for executive development and succession.

●	Review and approve all equity-based compensation plans and amendments thereto, subject to any stockholder approval under the listing standards of NYSE MKT.

●	Recommend an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Committee and, as the Committee deems appropriate, to respond to such stockholder concerns.

●	Perform such duties and responsibilities as may be assigned by the Board to the Committee under the terms of any executive compensation plan, incentive compensation plan or equity-based plan.

●	Review risks related to the Company’s compensation policies and practices and review and discuss, at least annually, the relationship between the Company’s risk management policies and practices, corporate strategy and compensation policies and practices.

Our Compensation Committee consists of Mr. D’Agostino, and Mr. Dean Janeway. Mr. D’Agostino serves as the Chairman of our Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NYSE MKT, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines, and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines, and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO, and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director renominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meeting of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NYSE MKT company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

Our Nominating/Corporate Governance Ccommittee consists of Mr. Janeway and Mr. D’Agostino, with Mr. Janeway serving as the Chairman.

Code of Business Conduct and Ethics

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the period covered by this Annual Report on Form 10-K, were timely.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended January 31, 2015, the one month period ended January 31, 2014, and the year ended December 31, 2013.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf CEO/Chairman (1)	2015	$150,000	0	0	0	0	0	0	$150,000
	*2014	$12,500	0	0	0	0	0	0	$12,500
	2013	$150,000	0	0	0	0	0	0	$150,000

Matt Brown President(2)	2015	$110,000	0	0	0	0	0	0	$110,000
	*2014	$9,167	0	0	0	0	0	0	$9,167
	2013	$110,000	0	0	0	0	0	0	$110,000

Lewis Ochs(3) Chief Financial Officer	2015	$63,000	0	0	0	0	0	0	$63,000
	*2014	$5,000	0	0	0	0	0	0	$5,000
	2013	$50,000	0	0	0	0	0	0	$50,000

*Denotes the one month period ended January 31, 2014

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

3.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer.

4.	Represents 45,000 options granted on April 26, 2013.

5.	The compensation for the 2014 fiscal year reflects the one month period from January 1, 2014 through January 31, 2014.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Carl Wolf Chief Executive Officer(1)		0	0	0	0	0

Lewis Ochs CFO	45,000	0	0	0	$1.00	4/26/2018

Matthew Brown President(2)		0	0	0	0	0

Steven Burns Director(3)	10,000	0	0	0	$1.00	4/26/2018

Alfred D’Agostino Director(4)	10,000	0	0	0	$1.00	4/26/2018

Thomas Toto Director(5)	10,000	0	0	0	$1.00	4/26/2018

Dan Altobello Director(6)	10,000	0	0	0	$1.00	4/26/2018

Dean Janeway Director(7)	10,000	0	0	0	$1.00	4/26/2018

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

8.	Options were granted on April 26, 2013 and vesting is as follows: 50% vest immediately upon grant and 50% vest 18 months from the grant date.

DIRECTOR COMPENSATION

Our executive officers who are members of our board of directors and the directors who are not considered independent under the corporate governance rules of the New York Stock Exchange do not receive compensation from us for their service on our board of directors. Accordingly, Mr. Wolf and Mr. Brown do not receive compensation from us for their service on our board of directors. Only those directors who are considered independent directors under the corporate governance rules of the New York Stock Exchange receive compensation from us for their service on our board of directors. Mr. Burns, Mr. D’Agostino, Mr. Toto, Mr. Janeway and Mr. Altobello are to be paid $10,000 per annum for their service as members of the board.

In the last two years our directors have twice been granted stock options to purchase 10,000 shares of the Company’s common stock at an exercise of $1.00 (“Option Grant 1”) and $2.95 (“Option Grant 2”), respectively. All such options vested immediately and expire 5 years from the date of grant. There is no formal arrangement with our board of directors for the granting of options. There is no assurance that the Company will continue to issue options to the board of directors or on what terms such issuance would occur. Each director that was granted 10,000 options under Option Grant 2 subsequently cancelled such 10,000 options to purchase common stock on April 23, 2014 in exchange for 8,000 shares of the Company’s common stock.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

There was no director compensation for the one month period ended January 31, 2014.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on January 31, 2015, the one month ended January 31, 2014 and the year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (8)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)

Carl Wolf(1)	2015	$0	$0	$0	$0	$0	$0	$0
Chairman of the Board	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0

Matthew Brown(2)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0

Steven Burns (3)	2015	$0	$0	$0	$0	$0	$	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$7,500	$7,500

Alfred D’Agostino(4)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$7,500	$7,500

Thomas Toto(5)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$7,500	$7,500

Dan Altobello(6)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$4,167	$4,167

Dean Janeway(7)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$7,500	$7,500

*Denotes the one month period ended January 2014

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

8.	The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2013: expected volatility – 144%; risk-free rate – 0.68%; forfeiture rate – 0.00%; expected life – 2.50 - 3.25 years; dividend yield – 0%.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2015. As compensation for his services, Mr. Wolf receives a base salary of $150,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on MamaMancini’s behalf.

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2015. As compensation for his services, Mr. Brown receives a base salary of $110,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on the MamaMancini’s behalf.

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Lewis Ochs as our Vice President of Finance for a term of 1 year. Mr. Ohcs employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. MamaMancini’s has renewed Mr. Ochs Employment Agreement for a period of one year which expires on March 5, 2016. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. As compensation for his services, Mr. Ochs receives a base salary of $60,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments(1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

(1) Termination Payment equals: (i) any unpaid Base Salary through the date of termination, (ii) any Bonus for the year in which such termination occurs prorated as of the date of termination, (iii) accrued and unpaid vacation pay for the year in which such termination occurs prorated as of the date of termination, (iv) any sums due under any of MamaMancini’s benefit plans, and (v) any unreimbursed expenses incurred by the Employee on the MamaMancini’s behalf.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 30, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent
5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	5,220,922	(3)	20.2%
Matthew Brown	5,220,922	(4)	20.2%
Lewis Ochs	45,000	(5)	*
Steven Burns	1,042,115	(6)	4.0%
Alfred D’Agostino	703,816	(7)	2.7%
Thomas Toto	703,816	(8)	2.7%
Daniel Altobello	34,667	(9)	*

Dean Janeway	84,667	(10)	*
All executive officers and directors as a group (8 persons)	13,055,925		50.5	(2)%

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

(2)	Figures may not add up due to rounding of percentages.

(3)	The 5,220,922 shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4)	The 5,220,922 shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5)	This amount reflects options to purchase 45,000 common shares.

(6)	1,024,115 common shares are held by Point Prospect, Inc., an S-Corp 100% wholly-owned by Steven Burns. Steven Burns also personally owns 10,000 options to purchase common shares.

(7)	Includes options to purchase 10,000 common shares.

(8)	Includes options to purchase 10,000 common shares.

(9)	This amount reflects options to purchase 10,000 common shares.

(10)	This amount reflects options to purchase 10,000 common shares.

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

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 30, 2015, we have 26,085,916 shares of common stock issued and outstanding.

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

Warrants

As of April 30, 2015, there are 1,027,401 outstanding warrants to purchase our common shares. All of the warrants are exercisable for a term of five years with 505,400 having an exercise price of $1.00, 508,001 having an exercise price of $1.50 and 14,000 having an exercise price of $2.50.

Options

There are 496,404 outstanding options to purchase our securities.

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

Holders

As of April 30, 2015, we have 26,085,916 shares of our common stock par value, $0.00001, issued and outstanding. There are approximately 112 holders of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were the following transactions since the beginning of the Company’s last fiscal year, in which the Company was a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest:

As of March 1, 2010, MamaMancini’s is under a supply and management agreement with JEFE until February 28, 2015. JEFE is owned by Matthew Brown and Karen Wolf (55%) and by Carl and Marion Wolf (45%), all of whom are shareholders of MamaMancini’s. Matthew Brown and Carl Wolf are also both officers and directors of MamaMancini’s. For the years ended January 31, 2015 and December 31, 2013, the company had a total of $48,000 and $48,000, respectively, incurred as other general and administrative expenses between the Company and JEFE. These expenses included insurance, freight, travel and other general and overhead expenses. Such expenses are the result of an informal arrangement between the Company and JEFE and no written agreement exists relating to the obligations to pay the same.

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, JEFE serves as our principal food manufacturing company. For the year ended January 31, 2015 and December 31, 2013, we paid JEFE $8,803,541 and $6,190,595, respectively, for the manufacturing of products. At January 31, 2015 and 2014, MamaMancini’s had a receivable in the amount of $2,213,037 and $1,373,036 from this manufacturer.

Two or our directors, Thomas Toto and Alfred D’Agostino work for World Wide Sales, Inc. (“World Wide Sales”), a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Mr. D’Agostino is the President of World Wide Sales. Pursuant to an informal arrangement, the Company has agreed to pay World Wide Sales the greater of $4,000 or 3% sales commission on net sales (sales less any promotions, credits, allowance, and short pay) to supermarket chains headquartered in the New York Metropolitan area per month. To date, World Wide Sales has never been paid in excess of $4,000 in any month.

Director Independence

Our board of directors has determined that each of Mr. Burns, Mr. D’Agostino, Mr. Toto, Mr. Altobello and Mr. Janeway is an independent director within the meaning of the applicable rules of the SEC and the New York Stock Exchange, and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership. In addition, our board of directors has determined that Mr. Burns is an audit committee financial expert within the meaning of the applicable rules of the SEC and the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal year ended January 31, 2015, the one month period ended January 31, 2014 and the fiscal year ended December 31, 2013 were $31,890, $10,880, and $43,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2015, the one month period ended January 31, 2014 and the fiscal year ended December 31, 2014 were $3,500, $0 and $5,750, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the year ended January 31, 2015, the one month period ended January 31, 2014 and the fiscal year ended January 31, 2015 were $10,000, $0, and $5,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Audit Committee pre-approved all services provided by our independent auditors for the period covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

2.1	Acquisition and Plan of Merger Agreement dated January 24, 2013 by and among Mascot Properties, Inc., Mascot Properties Acquisition Corp., and MamaMancini’s Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed on May 24, 2011).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Form S-1 filed on May 24, 2011).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 of the Form S-1 filed on May 24, 2011).

3.3	Certificate of Incorporation of MamaMancini’s Inc. (incorporated herein by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.4	By-Laws of MamaMancini’s (incorporated herein by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

3.5	Certificate of Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).

10.1	Supply Agreement between MamaMancini’s Inc. and Hors d’oeuvres Unlimited, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.2	Development and License Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

10.3	2013 Incentive Stock and Award Plan of MamaMancini’s Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.4	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.5	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.6	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013).

10.8	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2013).

10.9	Form of Subscription Agreement, by and between MamaMancini’s and the Subscriber (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2013).

10.10	Sale of Accounts and Security Agreement, between Faunus Group International, Inc. and MamaMancini’s Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.11	Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.12	Agreement of Guaranty, between Faunus Group International, Inc. and MamaMancini’s Holdings, LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.13	Agreement of Guaranty, between Faunus Group International, Inc. and Joseph Epstein Food Enterprises, Inc. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 10, 2014).

10.14	Loan and Security Agreement, dated September 3, 2014, by and between the Company and Entrepreneur Growth Capital (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2014)

10.15	Promissory Note issued in favor of Entrepreneur Growth Capital, dated September 3, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on September 8, 2014)

10.16	Securities Purchase Agreement, dated December 19, 2014, by and between the Company and Manatuck Hill Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 22, 2014)

10.17	Convertible Redeemable Debenture issued in favor of Manatuck Hill Partners, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on December 22, 2014)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2014).

16.1	Letter by Seale and Beers dated (incorporated by reference to Exhibit 16.1of the Company’s Current Report on Form 8-K filed on January 24, 2013).

23.1	Consent of RRBB*

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter of Resignation from David Dreslin, dated January 23, 2013 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 24, 2013).

99.2	Investor Presentation (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on October 18, 2013).

99.3	Investor Presentation (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 3, 2013).

99.4	Press Release (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 13, 2014).

99.5	Audit Committee Charter (incorporated herein by reference to exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.6	Compensation Committee Charter (incorporated herein by reference to exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

99.7	Nominating and Corporate Governance Committee Charter (incorporated herein by reference to exhibit 99.3 of the Company’s Current Report on Form 8-K filed on January 29, 2014).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: May 1, 2015	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the Board of Directors	May 1, 2015
Carl Wolf

/s/ Matthew Brown	President, Director	May 1, 2015
Matthew Brown

/s/ Lewis Ochs	Chief Financial Officer	May 1, 2015
Lewis Ochs

/s/ Steven Burns	Director	May 1, 2015
Steven Burns

/s/ Alfred D’Agostino	Director	May 1, 2015
Alfred D’Agostino

MAMAMANCINI’S HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. as of January 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014. MamaMancini’s Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MamaMancini’s Holdings, Inc. as of January 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 30, 2015

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2015	January 31, 2014
Assets

Assets:
Cash	$854,995	$1,541,640
Accounts receivable, net	2,233,211	1,029,632
Inventories	301,170	159,829
Prepaid expenses	107,242	140,511
Due from manufacturer - related party	2,213,037	1,373,036
Total current assets	5,709,655	4,244,648

Property and equipment, net	1,124,745	978,027

Debt issuance costs, net	101,197	46,264
Total Assets	$6,935,597	$5,268,939

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$1,216,436	$595,297
Line of credit	1,409,098	222,704
Term loan	120,000	-
Total current liabilities	2,745,534	818,001

Term loan - net of current	440,000	-
Convertible note - net of debt discount	1,587,447	-
Total long-term liabilities	2,027,447	-

Total Liabilities	4,772,981	818,001

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,407,376 and 24,187,375 shares issued and outstanding, respectively	260	242
Additional paid in capital	12,766,116	10,993,973
Common stock subscribed, $0.00001 par value; 66,667 and 833,333 shares, respectively	1	8
Accumulated deficit	(10,603,761)	(6,543,285)
Total Stockholders’ Equity	2,162,616	4,450,938

Total Liabilities and Stockholders’ Equity	$6,935,597	$5,268,939

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended	For the Year Ended	For the One Month Ended
	January 31, 2015	December 31, 2013	January 31, 2014

Sales - net of slotting fees and discounts	$12,339,256	$8,741,621	$775,252

Cost of sales	8,803,540	6,190,595	535,870

Gross profit	3,535,716	2,551,026	239,382

Operating expenses
Research and development	100,864	19,408	8,477
General and administrative	7,185,042	5,470,586	472,023
Total operating expenses	7,285,906	5,489,994	480,500

Loss from operations	(3,750,190)	(2,938,968)	(241,118)

Other expense
Interest expense	(310,286)	(8,640)	(2,526)
Total other expense	(310,286)	(8,640)	(2,526)

Net loss	$(4,060,476)	$(2,947,608)	$(243,644)

Net loss per common share - basic and diluted	$(0.16)	$(0.13)	$(0.01)

Weighted average common shares outstanding - basic and diluted	25,487,778	22,012,920	24,187,375

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period January 1, 2013 through January 31, 2015

	Common Stock		Additional	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Subscribed	Deficit	Equity

Balance, January 1, 2013	20,054,000	$201	$5,804,680	$-	$(3,352,033)	$2,452,848

Common stock issued for cash	3,333,375	33	4,999,967	-	-	5,000,000

Common stock subscribed, 533,333 shares	-	-	799,995	5	-	800,000

Recapitalization	800,000	8	(295,008)	-	-	(295,000)

Stock options issued for services	-	-	162,933	-	-	162,933

Warrants issued for services	-	-	731,894	-	-	731,894

Stock issuance costs	-	-	(1,604,000)	-	-	(1,604,000)

Net loss for the year ended December 31, 2013	-	-	-	-	(2,947,608)	(2,947,608)

Balance, December 31, 2013	24,187,375	242	10,600,461	5	(6,299,641)	4,301,067

Stock options issued for services	-	-	2,015	-	-	2,015

Warrants issued for services	-	-	43,666	-	-	43,666

Common stock subscribed, 300,000 shares	-	-	449,997	3	-	450,000

Stock issuance costs	-	-	(102,166)	-	-	(102,166)

Net loss for the one month ended January 31, 2014	-	-	-	-	(243,644)	(243,644)

Balance, January 31, 2014	24,187,375	242	10,993,973	8	(6,543,285)	4,450,938

Stock options issued for services	-	-	94,775	-	-	94,775

Warrants issued for services	-	-	206,981	-	-	206,981

Common stock issued for services	40,000	-	136,587	-	-	136,587

Common stock issued	1,620,001	16	1,179,995	(8)	-	1,180,003

Common stock subscribed, 66,667 shares	-	-	99,999	1	-	100,000

Stock issuance costs	-	-	(346,192)	-	-	(346,192)

Stock issued for debt financing	200,000	2	399,998	-	-	400,000

Net loss for the year ended January 31, 2015	-	-	-	-	(4,060,476)	(4,060,476)

Balance, January 31, 2015	26,047,376	$260	$12,766,116	$1	$(10,603,761)	$2,162,616

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended		For the One Month Ended
	January 31, 2015	December 31, 2013	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,060,476)	$(2,947,608)	(243,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170,113	33,891	4,141
Amortization of debt issuance costs	100,953	-	1,322
Amortization of debt discount	46,197	-	-
Share-based compensation	94,775	162,933	2,015
Stock issued for compensation	171,587	-	-
Loss on disposition of fixed assets	-	15,343	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,203,579)	(600,284)	34,217
Inventories	(141,341)	(35,709)	(47,550)
Prepaid expenses	33,269	(71,347)	(4,986)
Due from manufacturer - related party	(840,001)	(788,871)	(232,009)
Increase (Decrease) in:
Accounts payable and accrued expenses	621,139	410,054	(227,747)
Net Cash Used In Operating Activities	(5,007,364)	(3,821,598)	(714,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(316,831)	(877,522)	(52,672)
Cash paid for acquisition of shell company	-	(295,000)	-
Loans to related party	-	(30,000)	-
Related party loans repaid	-	30,000	-
Net Cash Used In Investing Activities	(316,831)	(1,172,522)	(52,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,180,003	5,000,000	-
Stock issuance costs	(174,211)	(872,106)	(58,500)
Proceeds from common stock subscribed	100,000	800,000	450,000
Debt issuance costs	(214,636)	-	(47,586)
Borrowings (repayment) of line of credit, net	1,186,394	(200,000)	222,704
Borrowings from term loan	600,000	-	-
Repayment of term loan	(40,000)	-	-
Borrowings from convertible note	2,000,000	-	-
Net Cash Provided By Financing Activities	4,637,550	4,727,894	566,618

Net Decrease in Cash	(686,645)	(266,226)	(200,295)

Cash - Beginning of Period	1,541,640	2,008,161	1,741,935

Cash - End of Period	$854,995	$1,741,935	$1,541,640

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-	-
Interest	$132,803	$8,640	2,526

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$171,981	$731,894	$43,666
Machinery and equipment purchased on account	$-	$83,757	$-
Debt discount on convertible note	$400,000	$-	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation.

Current Business of the Company

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, and other similar meats and sauces. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast, and Canada.

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

The consolidated financial statements presented for all periods through and including January 31, 2015 are those of MamaMancini’s. As a result of this Merger, the equity sections of MamaMancini’s for all prior periods presented reflect the recapitalization described above and are consistent with the January 31, 2015 balance sheet presented for the Company.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Change of Year End

Effective January 13, 2014, MamaMancini’s Holdings, Inc. (the “Company”) changed its fiscal year end date to January 31. The Company’s 2014 fiscal year commenced on February 1, 2014 and concludes on January 31, 2015. The Company changed its year end to be consistent with a significant number of its retail customers that have a fiscal year end on or near January 31. This allows the Company to more accurately account for accrued discounts and promotions to these retailers. The Company determined that recasting the prior year comparable period ended January 31, 2014 would not be material.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence, the fair value of share-based payments.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2015 or 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2015 and 2014, the Company had reserves of $2,000.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Finished goods	$301,170	$159,829

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 were $346,192, $1,604,000 and $102,166, respectively. During the year ended January 31, 2015, the Company expensed $330,538 of deferred issuance costs related to the aborted offering of the Company’s common stock, which are included in general and administrative expenses in the consolidated statements of operations.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 were $100,864, $19,408 and $8,477, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Year Ended January 31, 2015	Year Ended December 31, 2013	One Month Ended January 31, 2014
Gross Sales	$12,725,100	$9,282,562	$796,177
Less: Slotting, Discounts, Allowances	385,844	540,941	20,925
Net Sales	$12,339,256	$8,741,621	$775,252

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 were $3,104,088, $2,440,424 and $232,481, respectively.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the Consolidated Statement of Operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 share-based compensation amounted to $438,343, $894,827 and $45,681, respectively. Of the $438,343, $894,827 and $45,681 recorded for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, $171,981, $731,894 and $43,666 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

For the year ended January 31, 2015, when computing fair value of share-based payments, the Company has considered the following variables:

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

	January 31, 2015	December 31, 2013	January 31, 2014
Risk-free interest rate	0.26% to 1.67%	0.61% to 1.01%	1.64%
Expected life of grants	1 to 5 years	1 to 5 years	1 to 5 years
Expected volatility of underlying stock	189% to 191%	144% to 193%	193%
Dividends	$0	$0	$0

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

The Company had the following potential common stock equivalents at January 31, 2015:

Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,027,401
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	1,683,472

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock subscribed	533,333
Common stock warrants, exercise price of $1.00-$1.50	892,067
Common stock options, exercise price of $1.00	428,845
Total common stock equivalents	1,854,245

The Company had the following potential common stock equivalents at January 31, 2014:

Common stock subscribed	833,333
Common stock warrants, exercise price of $1.00-$1.50	922,067
Common stock options, exercise price of $1.00	434,177
Total common stock equivalents	2,189,577

Since the Company reflected a net loss during the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2012.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Note 3 - Property and Equipment:

Property and equipment on January 31, 2015 and 2014 are as follows:

	January 31, 2015	January 31, 2014
Machinery and Equipment	$1,060,066	$1,027,431
Furniture and Fixtures	16,887	4,525
Leasehold Improvements	274,567	2,733
	1,351,520	1,034,689
Less: Accumulated Depreciation	226,775	56,662
	$1,124,745	$978,027

At January 31, 2015 and 2014, fixed assets in the amount of $0 and $826,340, respectively, were not in service.

Depreciation expense charged to income for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014 amounted to $170,113, $33,891 and $4,141, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution.

At January 31, 2015 and 2014, the Company’s ownership interest in MO was 12.6% and 15.8%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

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

In addition, the Company made several unsecured loans to the Manufacturer during the year ended 2013, the one month period ended January 31, 2014, and the year ended January 31, 2015. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand.

During the year ended January 31, 2015 and the one month ended January 31, 2014, the Company made improvements to the Manufacturer’s facility. The improvements have been capitalized and are being depreciated over the estimated useful life of the supply agreement.

During the year ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, the Company purchased substantially all of its inventory from the Manufacturer.

During the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses.

At January 31, 2015 and 2014 the amount due from the Manufacturer is $2,213,037 and $1,373,036, respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC.

For the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, the Company generated approximately $113,600, $85,500 and $0 in revenues from MO, respectively.

As of January 31, 2015 and 2014, the Company had a receivable of $6,768 and $1,457 due from MO, respectively.

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

During the year ended January 31, 2015, the Company terminated its agreement with FGI and paid off all obligations due at the payoff date. Upon termination, additional fees and accrued interest of approximately $48,600 were paid and included in the interest expense.

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

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The initial term of the facility is for a period of two years and will automatically renew for an additional one year period. The Company is required to pay a one-time facility fee equal to 2.25% of the total $3,100,000 facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the note was $560,000 as of January 31, 2015.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 8 – Convertible Note

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. Subsequent to January 31, 2015, the maturity date was extended to May 2016.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Upon issuance of the debenture, a debt discount of $458,750 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $412,553 as of January 31, 2015.

Note 9 - Concentrations

Revenues

During the year ended January 31, 2015, the Company earned revenues from three customers representing approximately 18%, 13% and 11% of gross sales. As of January 31, 2015, the customers represented approximately 23%, 12%, and 15% of total gross outstanding receivables, respectively.

During the year ended December 31, 2013, the Company earned revenues from four customers representing approximately 18%, 17%, 14%, and 14% of gross sales. As of December 31, 2013, the customers represented approximately 16%, 23%, 14% and 4% of total gross outstanding receivables, respectively.

During the one month ended January 31, 2014, three customers represented 18%, 15% and 10% of gross sales. As of January 31, 2014, the customers represented approximately 8%, 24%, and 8% of total gross outstanding receivables, respectively.

Cost of Sales

For the year ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014, one vendor (a related party) represented 95% of the Company’s purchases.

Note 10 - Stockholders’ Equity

(A) Common Stock Transactions

As a result of the reverse merger (see Note 1) the Company had a deemed issuance of 800,000 shares of common stock.

From July 1, 2013 through December 31, 2013, the Company issued 3,333,375 shares of common stock to investors in exchange for $5,000,000 in proceeds in connection with the private placement of the Company’s stock.

During December 2013, the Company sold 533,333 shares of common stock to investors in exchange for $800,000 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in March 2014.

In connection with the private placement the Company incurred fees of $1,604,000 consisting of $872,106 in cash and 30,000 warrants with a fair value of $731,894.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

During April 2014, the Company sold 416,668 shares of common stock to investors in exchange for $625,001 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in June 2014.

In connection with the private placement the Company incurred fees of $141,791 consisting of $81,250 in cash and 41,667 warrants with a fair value of $60,541.

During May 2014, the Company sold 133,333 shares of common stock to investors in exchange for $200,002 in proceeds in connection with the private placement of the Company’s stock. The shares were issued in June 2014.

In connection with the private placement the Company incurred fees of $82,796 consisting of $26,000 in cash and 17,333 warrants with a fair value of $56,796.

During October 2014, the Company granted 14,000 warrants to a consultant upon termination of the original agreement. The shares were valued at grant date and the Company recorded $35,000 as share-based compensation on the Consolidated Statement of Operations.

In October 2014, the Board agreed to amend a previously issued stock option grant awarded to the Board members. Instead of the 50,000 options (10,000 per member), the Company issued each member 8,000 shares of restricted stock. The options were originally granted on April 23, 2014 with a grant date fair value of $136,587. The Company reclassified this amount from stock based compensation to common stock issued for services on the Consolidated Statements of Equity. The shares were not issued as of January 31, 2015.

On December 19, 2014, the Company issued a convertible redeemable debenture (the “Manatuck Debenture” as discussed in Note 8). Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock.

Common Stock Subscribed

During June 2014, the Company sold 66,668 shares of common stock to investors in exchange for $100,000 in proceeds in connection with the private placement of the Company’s stock. The shares were not issued as of January 31, 2015.

In connection with the private placement the Company incurred fees of $33,258 consisting of $13,000 in cash and 8,667 warrants with a fair value of $20,258.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2013	223,404	$1.00
Exercisable – January 1, 2013	-	$-
Granted	318,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	541,404	$1.00
Exercisable – December 31, 2013	428,845	$1.00
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00
Granted	59,000	$2.95
Exercised	-	$-
Forfeited/Cancelled	(104,000)	$-
Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.02

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	487,404	2.71 years	$1.00	481,404	$0.65
$2.97	9,000	4.25 years	$2.97	4,500	$2.00

At January 31, 2015 and 2014, the total intrinsic value of options outstanding and exercisable was $219,332 and $1,082,808, respectively.

As of January 31, 2015, the Company has $3,055 in stock-based compensation related to stock options that is yet to be vested. The weighted average remaining life of the options is 2.74 years.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	505,400	$1.00
Exercisable – January 1, 2013	-	$-
Granted	386,667	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	892,067	$1.22
Exercisable – December 31, 2013	892,067	$1.22
Granted	30,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2014	922,067	$1.22
Exercisable – January 31, 2014	922,067	$1.22
Granted	203,334	$2.05
Exercised	-	$-
Forfeited/Cancelled	(98,000)	$-
Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.50	1,027,401	3.12 years	$1.27	1,027,401	$1.27

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

During the year ended January 31, 2015, the Company terminated a consulting agreement which resulted in the forfeiture of 98,000 warrants which were awarded upon execution of the original agreement.

At January 31, 2015 and 2014, the total intrinsic value of warrants outstanding and exercisable was $227,430 and $1,635,801, respectively.

Note 11 - Commitments and Contingencies

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

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

The Company incurred $284,861, $203,031 and $35,551 of royalty expenses for the years ended January 31, 2015 and December 31, 2013 and the one month ended January 31, 2014. Royalty expenses are included in general and administrative expenses on the Consolidated Statement of Operations.

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

During the year ended December 31, 2013 the Company paid to Spartan financing fees of $104,000 and issued Spartan 53,333 five year warrants with an exercise price of $1.50 and a grant date fair value of $731,894.

During the month ended January 31, 2014 the Company paid to Spartan financing fees of $58,500 and issued Spartan 30,000 five year warrants with an exercise price of $1.50 and a grant date fair value of $43,166.

During the year ended January 31, 2015, the Company paid to Spartan financing fees of $166,400 and issued Spartan 91,333 five year warrants with an exercise price of $1.50 and a grant date fair value of $171,981.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 39 month term expiring on March 31, 2019 with annual payments of $18,848.

Total future minimum payments required under operating lease as of January 31, 2015 are as follows.

January 31,
2016	$18,848
2017	18,848
2018	18,848
2019	18,848
2020	3,141
$78,533

Note 12 – Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2015	January 31, 2014
Federal
Current	$-	$-
Deferred	(1,376,168)	(81,819)
State and Local
Current	-	-
Deferred	(369,301)	(21,825)
Change in valuation allowance	1,745,469	103,644
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $8.8M and $4.8M at January 31, 2015 and 2014, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $8.8M and $4.8M at January 31, 2015 and 2014, respectively, available to offset future taxable income through 2034.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended January 31, 2015 and the one month ended January 31, 2014, the change in the valuation allowance was $1,745,469 and $103,644.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

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

No interest or penalties on unpaid tax were recorded during the year ended January 31, 2015 and the one month ended January 31, 2014, respectively. As of January 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2015	One Month Ended January 31, 2014

Net operating loss carryovers	$3,855,903	$2,044,894

Total deferred tax assets	3,855,903	2,044,894
Valuation allowance	(3,754,914)	(2,009,445)
Deferred tax asset, net of valuation allowance	100,989	35,449

Deferred Tax Liabilities
Other deferred tax liabilities	(100,989)	(35,449)
Total deferred tax liabilities	$(100,989)	$(35,449)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2015	One Month Ended January 31, 2014

US Federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.9)	(5.9)
Deferred tax true-up	-	-
Change in valuation allowance	43.0	42.5
Other permanent differences	(3.0)	(2.6)
Income tax provision (benefit)	-%	-%

