Form 10-Q
period 2015-04-30
MamaMancini's Holdings, Inc.
filed 2015-06-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2015

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

As of June 11, 2015, there were 26,085,916 shares outstanding of the registrant’s common stock.

2

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2015	January 31, 2015
	(unaudited)
Assets

Assets:
Cash	$399,967	$854,995
Accounts receivable, net	1,265,277	2,233,211
Inventories	469,345	301,170
Prepaid expenses	112,258	107,242
Due from manufacturer - related party	2,205,416	2,213,037
Deferred offering costs	10,000	-
Total current assets	4,462,263	5,709,655

Property and equipment, net	1,123,039	1,124,745

Debt issuance costs, net	90,052	101,197
Total Assets	$5,675,354	$6,935,597

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$992,653	$1,216,436
Line of credit	946,319	1,409,098
Term loan	120,000	120,000
Total current liabilities	2,058,972	2,745,534

Term loan - net of current	410,000	440,000
Demand notes	450,000	-
Convertible note - net of debt discount	1,646,680	1,587,447
Total long-term liabilities	2,506,680	2,027,447

Total Liabilities	4,565,652	4,772,981

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,085,916 and 26,047,376 shares issued and outstanding, respectively	260	260
Additional paid in capital	12,807,758	12,766,116
Common stock subscribed, $0.00001 par value; 66,667 and 66,667 shares, respectively	1	1
Accumulated deficit	(11,698,317)	(10,603,761)
Total Stockholders’ Equity	1,109,702	2,162,616

Total Liabilities and Stockholders’ Equity	$5,675,354	$6,935,597

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended
	April 30, 2015	April 30, 2014
	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$3,353,279	$2,583,149

Cost of sales	2,408,299	1,780,225

Gross profit	944,980	802,924

Operating expenses
Research and development	23,079	18,901
General and administrative expenses	1,783,122	1,468,278
Total operating expenses	1,806,201	1,487,179

Loss from operations	(861,221)	(684,255)

Other expense
Interest expense	(233,335)	(16,634)
Total other expense	(233,335)	(16,634)

Net loss	$(1,094,556)	$(700,889)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)

Weighted average common shares outstanding -basic and diluted	26,057,141	24,711,719

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period February 1, 2015 through April 30, 2015

(unaudited)

	Common Stock		Additional	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Paid In Capital	Subscribed	Deficit	Equity

Balance, February 1, 2015	26,047,376	$260	$12,766,116	$1	$(10,603,761)	$2,162,616

Stock options issued for services	-	-	2,042	-	-	2,042

Cashless exercise of warrants	8,540	-	-	-	-	-

Stock issued for debt financing	30,000	-	39,600	-	-	39,600

Net loss for the three months ended April 30, 2015	-	-	-	-	(1,094,556)	(1,094,556)

Balance, April 30, 2015	26,085,916	$260	$12,807,758	$1	$(11,698,317)	$1,109,702

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	April 30, 2015	April 30, 2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094,556)	$(700,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,200	14,737
Amortization of debt issuance costs	11,145	4,091
Amortization of debt discount	98,833	-
Share-based compensation	2,042	4,172
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	967,934	(114,311)
Inventories	(168,175)	(244,287)
Prepaid expenses	(5,016)	(13,155)
Due from manufacturer - related party	7,621	(148,568)
Increase (Decrease) in:
Accounts payable and accrued expenses	(223,783)	(11,420)
Net Cash Used In Operating Activities	(336,755)	(1,209,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(65,494)	(81,467)
Net Cash Used In Investing Activities	(65,494)	(81,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issuance costs	-	(127,400)
Deferred offering costs	(10,000)	-
Proceeds from demand notes	450,000	-
Proceeds from common stock subscribed	-	980,001
Debt issuance costs	-	(4,485)
Borrowings (repayment) of line of credit, net	(462,779)	(18,971)
Repayment of term loan	(30,000)	-
Net Cash (Used) Provided By Financing Activities	(52,779)	829,145

Net Decrease in Cash	(455,028)	(461,952)

Cash - Beginning of Period	854,995	1,541,640

Cash - End of Period	$399,967	$1,079,688

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$16,634

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$-	$94,927
Stock issued for debt discount on convertible note	$39,600	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year end of January 31.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2015 filed on May 1, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2016.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence and the fair value of share-based payments.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2015 or January 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2015 and January 31, 2015, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2015 and January 31, 2015:

	April 30, 2015	January 31, 2015
Finished goods	$469,345	$301,170

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the three months ended April 30, 2015 and 2014 were $0 and $222,327, respectively. As of April 30, 2015 and January 31, 2105, there were capitalized costs of $10,000 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2015 and 2014 were $23,079 and $18,901, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2015
Gross Sales	$3,428,864	$2,655,011
Less: Slotting, Discounts, Allowances	75,585	71,862
Net Sales	$3,353,279	$2,583,149

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2015 and 2014 were $916,932 and $761,999, respectively.

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

April 30, 2015

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

For the three months ended April 30, 2015 and 2014, share-based compensation amounted to $2,042 and $99,099, respectively. Of the $2,042 and $99,099 recorded for the three months ended April 30, 2015 and 2014, $0 and $94,927 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

There were no grants during the three months ended April 30, 2015. For the three months ended April 30, 2014, when computing fair value of share-based payments, the Company has considered the following variables:

April 30, 2014
Risk-free interest rate	0.68% to 1.71%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	144% to 193%
Dividends	$0

The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

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

The Company had the following potential common stock equivalents at April 30, 2015:

Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,004,735
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	1,567,806

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

The Company had the following potential common stock equivalents at April 30, 2014:

Common stock subscribed	653,335
Common stock warrants, exercise price of $1.00-$1.50	987,401
Common stock options, exercise price of $1.00	444,288
Total common stock equivalents	2,085,024

Since the Company reflected a net loss during the three months ended April 30, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2013.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, in May 2014. The amendments in this Update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Note 3 - Property and Equipment:

Property and equipment on April 30, 2015 and January 31, 2015 are as follows:

	April 30, 2015	January 31, 2015
Machinery and Equipment	$1,069,741	$1,060,066
Furniture and Fixtures	17,942	16,887
Leasehold Improvements	329,331	274,567
	1,417,014	1,351,520
Less: Accumulated Depreciation	293,975	226,775
	$1,123,039	$1,124,745

At April 30, 2015 and January 31, 2015, fixed assets in the amount of $0 and $854,509, respectively, were not in service.

Depreciation expense charged to income for the three months ended April 30, 2015 and 2014 amounted to $67,200 and $14,737, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2015 and January 31, 2015, the Company’s ownership interest in MO was 13% and 13%, respectively.

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

April 30, 2015

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

From time to time the Company will make improvements to the Manufacturer’s facility. The improvements are capitalized and depreciated over the estimated useful life of the supply agreement.

During the three months ended April 30, 2015 and 2014, the Company purchased substantially all of its inventory from the Manufacturer.

During the three months ended April 30, 2015 and 2014, the Manufacturer incurred expenses on behalf of the Company for shared administrative expenses and salary expenses.

At April 30, 2015 and January 31, 2015, the amount due from the Manufacturer is $2,205,416 and $2,213,037, respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2015 and 2014, the Company generated approximately $25,408 and $7,366 in revenues from MO, respectively.

As of April 30, 2015 and January 31, 2015, the Company had a receivable of $17,174 and $6,768 due from MO, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

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

A noted in Note 7, on September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of April 30, 2015 and January 31, 2015, the outstanding balance on the line of credit was $946,319 and $1,409,098, respectively, in relation to the EGC line of credit.

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

As of April 30, 2015 and January 31, 2015, the outstanding balance on the line of credit was $946,319 and $1,409,098, respectively.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $530,000 and $560,000 as of April 30, 2015 and January 31, 2015, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 8 - Demand Notes

During April 2015, six directors of the Company entered into demand note agreements for total proceeds to the Company of $450,000. Subsequent to April 30, 2015, the notes were converted into convertible notes (see Note 13) with a maturity date of July 22, 2016. In accordance with ASC Topic 470, “Debt”, the demand notes are presented as long-term on the condensed consolidated balance sheets due to the July 2016 maturity date.

Note 9 - Convertible Note

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. In April 2015, the maturity date was extended to May 2016 and 30,000 shares of restricted common stock were issued to Manatuck. Based on management’s review, the accounting for debt modification applied. The Company valued the 30,000 shares at the grant date share price of $1.32 and recorded $39,600 to debt discount on the condensed consolidated balance sheet.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $353,320 and $412,553 as of April 30, 2015 and January 31, 2015, respectively.

Note 10 - Concentrations

Revenues

During the three months ended April 30, 2015, the Company earned revenues from four customers representing approximately 20%, 16%, 15% and 11% of gross sales. As of April 30, 2015, these customers represented approximately 14%, 11%, 23%, and 7% of total gross outstanding receivables, respectively.

During the three months ended April 30, 2014, the Company earned revenues from three customers representing approximately 29%, 14%, and 10% of gross sales. As of April 30, 2014, these customers represented approximately 32%, 5% and 6% of total gross outstanding receivables, respectively.

Cost of Sales

For the three months ended April 30, 2015 and 2014, one vendor (a related party) represented 95% and 100% of the Company’s purchases, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Note 11 - Stockholders’ Equity

(A) Common Stock Transactions

On December 19, 2014, the Company issued a convertible redeemable debenture (the “Manatuck Debenture” as discussed in Note 9). In April 2015 the maturity date of the note was extended until May 2016. Upon execution of the extension, the Company granted Manatuck 30,000 shares of the Company’s restricted common stock.

During the three months ended April 30, 2015, the Company issued 8,540 shares of its common stock for a cashless conversion of 22,666 warrants.

(B) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2015	496,404	$1.04
Exercisable – April 30, 2015	496,404	$1.04

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	487,404	2.47 years	$1.00	487,404	$1.00
$2.97	9,000	4.01 years	$2.97	9,000	$2.97

At April 30, 2015 and January 31, 2015, the total intrinsic value of options outstanding and exercisable was $87,733 and $219,332, respectively.

As of April 30, 2015, the Company has $1,013 in stock-based compensation related to stock options that is yet to be vested. The weighted average remaining life of the options is 2.50 years.

(C) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27
Granted	-	$-
Exercised	(22,666)	$1.25
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2015	1,004,735	$1.27
Exercisable – April 30, 2015	1,004,735	$1.27

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.50	1,004,735	2.88 years	$1.27	1,004,735	$1.27

At April 30, 2015 and January 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $88,925 and $227,430, respectively.

Note 12 - Commitments and Contingencies

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

The term of the Agreement (the “Term”) shall consist of the Exclusive Term and the Non-Exclusive Term. The 12-month period beginning on each January 1 and ending on each December 31 is referred to herein as an “Agreement Year”.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

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

The Company incurred $85,837 and $78,630 of royalty expenses for the three months ended April 30, 2015 and 2014. Royalty expenses are included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2015

Agreements with Placement Agents and Finders

(A) October 22, 2013

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

(B) April 1, 2015

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, the Company shall pay to Spartan a non-refundable monthly fee of $10,000 through October 1, 2015. The monthly fee shall survive any termination of the Agreement. Additionally, (i) if at least $4,000,000 is raised in the Financing, the Company shall pay to Spartan a non-refundable fee of $5,000 per month from November 1, 2015 through October 2017; and (ii) if at least $5,000,000 is raised in the Financing, the Company shall pay to Spartan a non-refundable fee of $5,000 per month from November 1, 2017 through October 2019. If $10,000,000 or more is raised in the Financing, the Company shall issue to Spartan shares of its common stock having an aggregate value of $5,000 (as determined by reference to the average volume weighted average trading price for the last five trading days of the immediately preceding month) on the first day of each month during the period from November 1, 2015 through October 1, 2019.

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

During the three months ended April 30, 2015, the Company paid to Spartan financing fees of $30,000 and a one-time engagement fee of $10,000.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 48 month term expiring on March 31, 2019 with annual payments of $18,848.

Total future minimum payments required under operating lease as of April 30, 2015 are as follows.

For the Twelve Month Period Ending April 30,
2016	$18,848
2017	18,848
2018	18,848
2019	17,277
$73,821

Note 13 - Subsequent Events

On May 15, 2015 and June 4, 2015, the Company’s Chief Executive Officer advanced the Company $200,000 and $100,000, respectively, in the form of a demand notes payable (together the “Demand Notes”). The Company and its Chief Executive Officer have agreed that the principal amount of the Demand Notes will be converted into Units as described further below.

On May 22, 2015, the Company issued an aggregate of $450,000 in Convertible Debentures in favor of six (6) of the Company’s directors (the “Management Investors”) in exchange for the existing demand notes payable of $450,000. The Debentures pay interest at a rate of 8% per annum and are due on July 22, 2016. The Debentures have since been converted into Units as described further below.

On June 11, 2015, the Company conducted the initial closing of a private placement offering of a minimum of $1,000,000 of 20 units (the “Minimum Offering”) up to $10,000,000 or 200 units (the “Maximum Offering”), subject to increase of the Maximum Offering by up to $2,000,000, or an additional 40 units (the “Over-Allotment”), of the Company’s Series A Convertible Preferred Stock (the “Series A Preferred”) and warrants (the “Warrants”) to purchase the Company’s common stock to accredited investors (the “Offering”). Each Unit is comprised of (i) five hundred (500) shares of Series A Preferred (“Unit Shares”) convertible into the Company’s common stock at a conversion price of $1.25 per share and (ii) one (1) Warrant to purchase 100% of the number of Conversion Shares (as defined below) initially issuable upon conversion of the Unit Shares to the purchaser at the exercise price of $1.25 per share. Each registered holder of Unit Shares shall have the right, at any time commencing after the issuance, to convert the stated value ($100 per Unit Share) of such shares, as well as accrued but unpaid declared dividends on the Series A Preferred into fully paid and non-assessable shares of Common Stock of the Company (the “Conversion Shares”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by MamaMancini’s Holdings, Inc. (“MamaMancini’s” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC on May 1, 2015 relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company plans to sell more of its products into new and existing food retail outlets. The Company has undertaken a national radio campaign on Sirius XM channels to increase brand awareness. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2015 and thereafter. These products include Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs and Mac N’ Mamas®. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey and Pork Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

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

The Company owns 13% of the common equity of Meatball Obsession, LLC (“Meatball Obsession”) and is its exclusive supplier of meatballs. Meatball Obsession offers a fast service menu of single serve, take-out meatball offerings. At present, Meatball Obsession has 7 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any additional units in the future.

The Company currently has supply agreement with JEFE, a related party, which is set to expire on February 28, 2017. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

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

Results of Operations for the three months ended April 30, 2015 and 2014

The following table sets forth the summary statements of operations for the three months ended April 30, 2015 and 2014:

	Three Months Ended
	April 30, 2015	April 30, 2014

Sales - Net of Slotting Fees and Discounts (1)	$3,353,279	$2,583,149
Gross Profit	$944,980	$802,924
Operating Expenses	$(1,806,201)	$(1,487,179)
Other Expense	$(233,335)	$(16,634)
Net Loss	$(1,094,556)	$(700,889)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the three months ended April 30, 2015 and 2014, the Company reported a net loss of $(1,094,556) and $(700,889), respectively. The change in net loss between the three months ended April 30, 2015 and 2014 was primarily attributable to following significant events:

Sales: Sales, net of slotting fees and discounts increased by approximately 30% to $3,353,279 during the three months ended April 30, 2015, from $2,583,149 during the three months ended April 30, 2014. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 11,500 retail and grocery locations with approximately 37,600 product placements on shelves at April 30, 2015 as compared to approximately 8,600 retail and grocery locations with approximately 26,000 product placements on shelves in such locations at April 30, 2014.

Gross Profit: The gross profit margin was 28% and 31% for the three months ended April 30, 2015 and 2014. This decrease is due to the rise in cost of raw material during the three months ended April 30, 3015.

Operating Expenses: Operating expenses increased by 21% during the three months ended April 30, 2015, as compared to the three months ended April 30, 2014. The $319,022 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising, social media and promotional expenses of $155,000 related to an increase in spending on our new radio advertising campaign and special promotions;

●	Commission expenses of $22,100 related to increased sales;

●	Postage and freight of $37,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $52,500 due to new fixed asset purchases during the period;

●	Royalty expenses increased by $7,200 due to the increase in sales;

●	Insurance expense increased by approximately $6,600; and

●	Payroll and related expense of $49,000 as compensation to an overall increase in personnel.

●	Research and development costs increased by $4,200 due to the Company increase in overall costs for research and development during the quarter.

These expense increases were offset by decreases in the following expenses:

●	Professional fees decreased by $13,300 due to reduced need for professionals as required in the prior period for debt and equity financings;

●	Stock-based compensation of $97,000 expensed during the period compared to the prior period which included stock issuance costs paid in the form of warrants with grant date fair value of $94,927; and

Other Expense: Other expenses increased by $216,701 to $233,335 for the three months ended April 30, 2015 as compared to $16,634 during the three months ended April 30, 2014. For the three months ended April 30, 2015, other expenses consisted of $123,357 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible note with Manatuck Hill. The Company also recorded $98,833 of amortization expense of the debt discount for the Manatuck note. In addition, the Company recorded $11,145 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. For the three months ended April 30, 2014, other expenses consisted of $16,634 in interest expense incurred on the Company’s previous line of credit with FGI.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2015 compared to January 31, 2015:

	Period Ended		Increase/
	April 30, 2015	January 31, 2015	(Decrease)

Current Assets	$4,462,263	$5,709,655	$(1,247,392)
Current Liabilities	$2,058,972	$2,745,534	$(686,562)
Working Capital	$2,403,291	$2,964,121	$(560,830)

As of April 30, 2015, we had working capital of $2,403,291 as compared to working capital of $2,964,121 as of January 31, 2015, a decrease of $560,830. The decrease in working capital is primarily attributable to a decrease in cash, accounts receivable and due from related party manufacturer in addition to decreases in accounts payable and accrued expenses and the outstanding line of credit balance. These decreases were offset by an increase in inventory,

Net cash used in operating activities for the three months ended April 30, 2015 and 2014 was $336,755 and $1,209,630, respectively. The net loss for the three months ended April 30, 2015 and 2014 was $1,094,556 and $700,889 respectively.

Net cash used in all investing activities for the three months ended April 30, 2015 was $65,494 as compared to $81,467 for the three months ended April 30, 2015. During the three months ended April 30, 2015, the Company paid approximately $65,494 to acquire new machinery and equipment. During the three months ended April 30, 2014, the Company paid $81,500 for machinery and equipment.

Net cash (used by) provided by all financing activities for the three months ended April 30, 2015 was ($52,779) as compared to $829,145 for the three months ended April 30, 2014. During the three months ended April 30, 2015, the Company had net borrowings of $450,000 for transactions pursuant to demand notes with the board of directors which were subsequently converted into Convertible Debentures (the “Debentures”) on May 22, 2015. The Debentures pay interest at a rate of 8% per annum and are due on July 22, 2016. The Debentures are convertible into common stock of the Company at a per share price of $1.50, which is subject to adjustment (pursuant to the terms of the Debentures), or, can be converted under the terms of a Qualified Offering (as defined in the Debentures). This increase was offset by $10,000, $462,779, and $30,000 paid for deferred offering costs, net activity on line of credit, and repayments on a term loan, respectively. During the three months ended April 30, 2014 the Company raised net proceeds of the $852,601 from the sale of common stock which was offset by $4,485 paid for debt issuance costs and net cash of $18,971 paid for transactions pursuant to the line of credit agreement.

The Company believes that our existing available cash along with estimated net proceeds from the issuance of demand notes payable in April 2015 in addition to the line of credit and convertible note entered into in October 2014 and December 2014, respectively, will enable the Company to meet the working capital requirements through the end of the current fiscal year; however, in the case that the Company exceeds its expected growth, we would need to raise additional capital and/or cut expenses and overhead in order to operate the business through such date. Currently, we plan to raise additional capital, but we have no committed sources of additional capital and our access to capital funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. The estimated working capital requirement for the next 12 months is approximately $2,000,000 which equates to an estimated burn rate of $167,000 per month. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,094,556 and $336,755, respectively, for the three months ended April 30, 2015.

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

During the three months ended April 30, 2015, Management raised capital through debt financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

Recent Accounting Pronouncements

The U.S. Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, in May 2014. The amendments in this Update supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on May 1, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended April 30, 2015.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 11, 2015	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
Principal Executive Officer

	By:	/s/ Lewis Ochs
Lewis Ochs
Principal Financial Officer

