Form 10-K/A
period 2015-01-31
MamaMancini's Holdings, Inc.
filed 2015-08-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment (this “Amendment”) to MamaMancini’s Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on May 1, 2015 (the “Form 10-K”), is being filed with the limited purpose of amending the director compensation disclosures, as found in the Director Compensation Table contained in Item 11 of the Form 10-K, for the fiscal years ended January 31, 2014 and 2015. The amended Item 11 is below.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the year ended January 31, 2015, the one month period ended January 31, 2014, and the year ended December 31, 2013.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf CEO/Chairman (1)	2015	$150,000	0	0	0	0	0	0	$150,000
	*2014	$12,500	0	0	0	0	0	0	$12,500
	2013	$150,000	0	0	0	0	0	0	$150,000

Matt Brown President(2)	2015	$110,000	0	0	0	0	0	0	$110,000
	*2014	$9,167	0	0	0	0	0	0	$9,167
	2013	$110,000	0	0	0	0	0	0	$110,000

Lewis Ochs(3) Chief Financial Officer	2015	$63,000	0	0	0	0	0	0	$63,000
	*2014	$5,000	0	0	0	0	0	0	$5,000
	2013	$60,000	0	0	0	0	0	0	$60,000

*Denotes the one month period ended January 31, 2014

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year.

3.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and compensation set forth reflects compensation from MamaMancini’s Inc. for the 2013 fiscal year. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer.

4.	Represents 45,000 options granted on April 26, 2013.

5.	The compensation for the 2014 fiscal year reflects the one month period from January 1, 2014 through January 31, 2014.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Carl Wolf Chief Executive Officer(1)		0	0	0	0	0

Lewis Ochs CFO	45,000	0	0	0	$1.00	4/26/2018

Matthew Brown President(2)		0	0	0	0	0

Steven Burns Director(3)	10,000	0	0	0	$1.00	4/26/2018

Alfred D’Agostino Director(4)	10,000	0	0	0	$1.00	4/26/2018

Thomas Toto Director(5)	10,000	0	0	0	$1.00	4/26/2018

Dan Altobello Director(6)	10,000	0	0	0	$1.00	4/26/2018

Dean Janeway Director(7)	10,000	0	0	0	$1.00	4/26/2018

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

8.	Options were granted on April 26, 2013 and vesting is as follows: 50% vest immediately upon grant and 50% vest 18 months from the grant date.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (8)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(b)	(b)	(b)	(b)	(b)	(b)	(b)

Carl Wolf(1)	2015	$0	$0	$0	$0	$0	$0	$0
Chairman of the Board	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0

Matthew Brown(2)	2015	$0	$0	$0	$0	$0	$0	$0
Director	*2014	$0	$0	$0	$0	$0	$0	$0
	2013	$0	$0	$0	$0	$0	$0	$0

Steven Burns (3)	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Director	*2014	$0	$0	$0	$0	$0	$833	$833
	2013	$0	$0	$0	$7,472	$0	$0	$7,472

Alfred D’Agostino(4)	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Director	*2014	$0	$0	$0	$0	$0	$833	$833
	2013	$0	$0	$0	$7,472	$0	$0	$7,472

Thomas Toto(5)	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Director	*2014	$0	$0	$0	$0	$0	$833	$833
	2013	$0	$0	$0	$7,472	$0	$0	$7,472

Dan Altobello(6)	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Director	*2014	$0	$0	$0	$0	$0	$833	$833
	2013	$0	$0	$0	$7,472	$0	$0	$7,472

Dean Janeway(7)	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Director	*2014	$0	$0	$0	$0	$0	$833	$833
	2013	$0	$0	$0	$7,472	$0	$0	$7,472

*Denotes the one month period ended January 2014

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013 and compensation received was with respect to being a director of MamaMancini’s Inc. in 2015 and 2013.

8.	The fair value of the options granted is obtained by multiplying the number of options granted by their value established according to the Black - Scholes pricing model. This value is the same as the fair value established in accordance with generally accepted accounting principles. The following assumptions were used for options granted in 2013: expected volatility – 144%; risk-free rate – 0.68%; forfeiture rate – 0.00%; expected life – 2.50 - 3.25 years; dividend yield – 0%.

This Amendment does not amend or otherwise update any other information in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the original Form 10-K.

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

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Lewis Ochs as our Vice President of Finance for a term of 1 year. Mr. Ohcs employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. MamaMancini’s has renewed Mr. Ochs Employment Agreement for a period of one year which expires on March 5, 2016. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. As compensation for his services, Mr. Ochs receives a base salary of $72,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

MAMAMANCINI’S HOLDINGS, INC.

Date: August 12, 2015	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	Chief Financial Officer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the Board of Directors	August 12, 2015
Carl Wolf

/s/ Lewis Ochs	Chief Financial Officer	August 12, 2015
Lewis Ochs