Form 10-Q
period 2015-07-31
MamaMancini's Holdings, Inc.
filed 2015-09-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2015

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

As of September 14, 2015, there were 26,151,533 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2015	January 31, 2015
	(unaudited)
Assets

Assets:
Cash	$396,936	$854,995
Accounts receivable, net	1,216,347	2,233,211
Inventories	330,259	301,170
Prepaid expenses	128,891	107,242
Due from manufacturer - related party	2,202,127	2,213,037
Deferred offering costs	19,021	-
Total current assets	4,293,581	5,709,655

Property and equipment, net	1,087,843	1,124,745

Debt issuance costs, net	67,014	101,197
Total Assets	$5,448,438	$6,935,597

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$1,169,173	$1,216,436
Liabilities to be settled in stock	49,347	-
Line of credit	1,051,162	1,409,098
Term loan	120,000	120,000
Convertible note payable - net of debt discount	1,730,117	-
Total current liabilities	4,119,799	2,745,534

Term loan - net of current	380,000	440,000
Convertible note payable - net of current portion and debt discount	-	1,587,447
Total long-term liabilities	380,000	2,027,447

Total Liabilities	4,499,799	4,772,981

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 10,000 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,085,916 and 26,047,376 shares issued and outstanding, respectively	260	260
Additional paid in capital	13,657,960	12,766,116
Common stock subscribed, $0.00001 par value; 66,667 and 66,667 shares, respectively	1	1
Accumulated deficit	(12,709,582)	(10,603,761)
Total Stockholders’ Equity	948,639	2,162,616

Total Liabilities and Stockholders’ Equity	$5,448,438	$6,935,597

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$2,739,200	$2,249,768	$6,092,479	$4,832,917

Cost of sales	2,091,032	1,590,904	4,499,331	3,371,129

Gross profit	648,168	658,864	1,593,148	1,461,788

Operating expenses
Research and development	20,479	24,091	43,558	42,992
General and administrative expenses	1,390,625	1,401,461	3,173,746	2,869,739
Total operating expenses	1,411,104	1,425,552	3,217,304	2,912,731

Loss from operations	(762,936)	(766,688)	(1,624,156)	(1,450,943)

Other expenses
Interest expense	(124,705)	(26,710)	(248,062)	(43,344)
Amortization of debt discount	(83,437)	-	(182,270)	-
Amortization of closing costs	(29,228)	-	(40,374)	-
Total other expenses	(237,370)	(26,710)	(470,706)	(43,344)

Net loss	(1,000,306)	(793,398)	(2,094,862)	(1,494,287)

Less: preferred dividends	(10,959)	-	(10,959)	-

Net loss available to common stockholders	$(1,011,265)	$(793,398)	$(2,105,821)	$(1,494,287)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.08)	$(0.06)

Weighted average common shares outstanding -basic and diluted	26,085,916	25,452,943	26,071,767	25,091,224

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period February 1, 2015 through July 31, 2015

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, February 1, 2015	-	$-	26,047,376	$260	$12,766,116	$1	$(10,603,761)	$2,162,616

Stock options issued for services	-	-	-	-	3,055	-	-	3,055

Cashless exercise of warrants	-	-	8,540	-	-	-	-	-

Stock issued for debt financing	-	-	30,000	-	39,600	-	-	39,600

Series A Preferred issued	10,000	-	-	-	1,000,000	-	-	1,000,000

Warrant issued for services					76,608	-	-	76,608

Stock issuance costs	-	-	-	-	(227,419)	-	-	(227,419)

Series A Preferred dividend							(10,959)	(10,959)

Net loss for the six months ended July 31, 2015	-	-	-	-	-	-	(2,094,862)	(2,094,862)

Balance, July 31, 2015	10,000	$-	26,085,916	$260	$13,657,960	$1	$(12,709,582)	$948,639

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended
	July 31, 2015	July 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,094,862)	$(1,494,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	137,585	59,473
Amortization of debt issuance costs	40,374	8,431
Amortization of debt discount	182,270	-
Share-based compensation	3,055	176,100
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	1,016,864	(24,540)
Inventories	(29,089)	(309,329)
Prepaid expenses	(21,649)	(41,104)
Due from manufacturer - related party	10,910	(587,368)
Increase (Decrease) in:
Accounts payable and accrued expenses	(58,222)	(177,444)
Liabilities to be settled in stock	49,347	-
Net Cash Used In Operating Activities	(763,417)	(2,390,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(100,683)	(223,741)
Net Cash Used In Investing Activities	(100,683)	(223,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	350,000	-
Proceeds from issuance of common stock	-	1,180,003
Stock issuance costs	(150,811)	(149,213)
Deferred offering costs	(19,021)	-
Proceeds from demand notes	650,000	-
Proceeds from common stock subscribed	-	100,000
Debt issuance costs	(6,191)	(14,484)
Borrowings (repayment) of line of credit, net	(357,936)	70,637
Repayment of term loan	(60,000)	-
Net Cash Provided By Financing Activities	406,041	1,186,943

Net Decrease in Cash	(458,059)	(1,426,866)

Cash - Beginning of Period	854,995	1,541,640

Cash - End of Period	$396,936	$114,774

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$223,062	$43,344

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$76,608	$171,981
Conversion of notes to preferred stock	$650,000	$-
Stock issued for debt discount on convertible note	$39,600	$-
Accrued dividends	$10,959	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

Liquidity

As further described below, the Company entered into a fourth Financial Advisory and Investment Banking Agreement (the “IBA”) with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). In connection with the IBA, Spartan is currently undertaking a best efforts private placement of up to $10 million of the Company’s Series A Convertible Preferred Stock. As of September 11, 2015, the Company has raised $1,185,000.

The Company estimates that it will significantly reduce its cash needs in subsequent quarters. The Company has already substantially lowered its marketing and sales overhead expenses since the first quarter and plans to increase utilization of production capacity. Additionally, the Company has completed the cost of the changeover to new packaging sizes with higher gross margins; plans to increase margins with sales orientated to the fresh food sections of supermarkets and to direct to consumer sales such as QVC and anticipates volume increases from new and existing accounts from the present sales base.

In addition, since April 2015, the Company eliminated sales to about 10% of its customers that had a negative profit contribution.

The Company has prepared plans to substantially further lower its administration and marketing cash overhead in the event that additional capital resources are limited in comparison to the Company’s cash needs however, there is no guarantee that such activities will adequately sustain the Company’s cash flow needs. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

Currently, we plan to raise additional capital with the continued offering of our Series A Convertible Preferred Stock. The Company is also exploring other equity and/or debt financing structures but there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2015 or January 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of July 31, 2015 and January 31, 2015, the Company had reserves of $2,000.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2015 and January 31, 2015:

	July 31, 2015	January 31, 2015
Finished goods	$330,259	$301,170

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the six months ended July 31, 2015 and 2014 were $227,419 and $321,194, respectively. As of July 31, 2015 and January 31, 2015, there were capitalized costs of $19,021 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2015 and 2014 were $20,479 and $24,091, respectively. Research and development is expensed as incurred. Research and development expenses for the six months ended July 31, 2015 and 2014 were $43,558 and $42,992, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Six Months Ended July 31, 2015	Six Months Ended July 31, 2014
Gross Sales	$6,249,578	$5,021,325
Less: Slotting, Discounts, Allowances	157,099	188,408
Net Sales	$6,092,479	$4,832,917

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2015 and 2014 were $521,626 and $549,560, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2015 and 2014 were $1,438,558 and $1,265,859, respectively.

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

For the three months ended July 31, 2015 and 2014, share-based compensation amounted to $77,621 and $248,982, respectively. Of the $77,621 and $248,982 recorded for the three months ended July 31, 2015 and 2014, $76,608 and $77,047 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

For the six months ended July 31, 2015 and 2014, share-based compensation amounted to $79,663 and $348,081, respectively. Of the $79,663 and $348,081 recorded for the six months ended July 31, 2015 and 2014, $76,608 and $171,981 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

For the six months ended July 31, 2015 and 2014, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2015	July 31, 2014
Risk-free interest rate	1.74%	0.26% to 1.76%
Expected life of grants	5 years	1 to 5 years
Expected volatility of underlying stock	184%	144% to 193%
Dividends	0%	0%

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

The Company had the following potential common stock equivalents at July 31, 2015:

Series A Preferred	1,000,000
Liabilities to be settled in stock	65,617
Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,884,735
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	3,513,423

The Company had the following potential common stock equivalents at July 31, 2014:

Common stock subscribed	66,667
Common stock warrants, exercise price of $1.00-$2.50	1,111,401
Common stock options, exercise price of $1.00-$2.97	564,404
Total common stock equivalents	1,742,472

Since the Company reflected a net loss during the three and six months ended July 31, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on July 31, 2015 and January 31, 2015 are as follows:

	July 31, 2015	January 31, 2015
Machinery and Equipment	$1,104,930	$1,060,066
Furniture and Fixtures	17,942	16,887
Leasehold Improvements	329,331	274,567
	1,452,203	1,351,520
Less: Accumulated Depreciation	364,360	226,775
	$1,087,843	$1,124,745

Depreciation expense charged to income for the three months ended July 31, 2015 and 2014 amounted to $70,385 and $44,736, respectively. Depreciation expense charged to income for the six months ended July 31, 2015 and 2014 amounted to $137,585 and $59,473, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2015 and January 31, 2015, the Company’s ownership interest in MO was 12% and 13%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is co-owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest entity but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in the manufacturer incurring increased expense for packaging and shipping materials or in the Manufacturer being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse the Manufacturer for any labor costs incurred in repackaging. Per the agreement, all product delivery shipping costs are the expense of the Company. The Company agreed with the Manufacturer at the end of the last fiscal year that Company would purchase a minimum of $933,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return, the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month.

In addition, the Company made several unsecured loans to the Manufacturer during 2013. The loan to the Manufacturer is unsecured, does not bear interest and is due on demand.

From time to time the Company will make improvements to the Manufacturer’s facility. The improvements are capitalized and depreciated over the estimated useful life of the supply agreement.

During the three months ended July 31, 2015 and 2014, the Company purchased inventory of $1,624,008 and $1,946,598, respectively, from the Manufacturer. During the six months ended July 31, 2015 and 2014, the Company purchased inventory of $4,049,630 and $4,054,056, respectively, from the Manufacturer.

During the three months ended July 31, 2015 and 2014, the Manufacturer incurred expenses of $6,000 and $12,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the six months ended July 31, 2015 and 2014, the Manufacturer incurred expenses of $12,000 and $24,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At July 31, 2015 and January 31, 2015, the amount due from the Manufacturer is $2,202,127 and $2,213,037, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2015 and 2014, the Company generated approximately $6,528 and $35,927 in revenues from MO, respectively. For the six months ended July 31, 2015 and 2014, the Company generated approximately $31,936 and $43,293 in revenues from MO, respectively.

As of July 31, 2015 and January 31, 2015, the Company had a receivable of $6,528 and $6,768 due from MO, respectively.

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

As noted in Note 7, on September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of July 31, 2015 and January 31, 2015, the outstanding balance on the line of credit was $1,051,162 and $1,409,098, respectively, in relation to the EGC line of credit.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

As of July 31, 2015 and January 31, 2015, the outstanding balance on the line of credit was $1,051,162 and $1,409,098, respectively.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $500,000 and $560,000 as of July 31, 2015 and January 31, 2015, respectively.

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $269,883 and $412,553 as of July 31, 2015 and January 31, 2015, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Note 9 - Concentrations

Revenues

During the six months ended July 31, 2015, the Company earned revenues from three customers representing approximately 19%, 17% and 12% of gross sales. As of July 31, 2015, these customers represented approximately 15%, 22% and 10% of total gross outstanding receivables, respectively.

During the six months ended July 31, 2014, the Company earned revenues from three customers representing approximately 23%, 17% and 11% of gross sales. As of July 31, 2014, these customers represented approximately 23%, 11% and 7% of total gross outstanding receivables, respectively.

Cost of Sales

For the six months ended July 31, 2015 and 2014, one vendor (a related party) represented 95% and 100% of the Company’s purchases, respectively.

Note 10 - Stockholders’ Equity

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The holders of the Series Preferred A will be entitled to dividends at a rate of 8%, liquidation preference equal to $1.25 per share and the option to convert the preferred shares to common stock. On July 23, 2015, the preference changed to $1.00. Subsequent to July 31, 2015 the liquidation preference was changed to $0.675.

On June 11, 2015, the Company completed the initial closing of a private placement of 20 preferred units (“Initial Closing”). Each unit consists of five hundred shares of Series A Preferred and one Warrant to purchase 100% of the number of conversion shares initially issuable upon conversion of the unit shares at an exercise price of $1.25 per share. The Initial Closing resulted in 800,000 warrants issued to the investors. These warrants have a grant date fair value of $766,091.

During May 2015, six directors of the Company entered into convertible note agreements with a maturity date of July 22, 2016 for total proceeds to the Company of $650,000. In June 2015, the notes were converted into Series A Preferred. Additional proceeds of $350,000 was received pursuant to the June 11, 2015 closing. In connection with the Initial Closing, the Company has paid a placement agent an aggregate cash fee and non-accountable allowance of $130,000, of which $65,000 is in accounts payable and accrued expenses on the condensed consolidated balance sheets, and issued warrants to purchase 80,000 shares of Common Stock at $1.25 per share. The warrants have a grant date fair value of $76,608 which is treated as a direct costs of the Financing and has been recorded as a reduction in additional paid in capital.

(B) Common Stock Transactions

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

During the six months ended July 31, 2015, the Company issued 8,540 shares of its common stock for a cashless conversion of 22,666 warrants.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2015	496,404	$1.04
Exercisable – July 31, 2015	496,404	$1.04

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	487,404	2.22 years	$1.00	487,404	$1.00
$2.97	9,000	3.75 years	$2.97	9,000	$2.97

At July 31, 2015 and January 31, 2015, the total intrinsic value of options outstanding and exercisable was $0 and $219,332, respectively.

As of July 31, 2015, the Company has $0 in stock-based compensation related to stock options that is yet to be vested. The weighted average remaining life of the options is 2.24 years.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27
Granted	880,000	$1.25
Exercised	(22,666)	$1.25
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2015	1,884,735	$1.26
Exercisable – July 31, 2015	1,884,735	$1.26

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.50	1,884,735	3.67 years	$1.26	1,884,735	$1.26

At July 31, 2015 and January 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $227,430, respectively.

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

July 31, 2015

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

The Company incurred $45,542 and $37,096 of royalty expenses for the three months ended July 31, 2015 and 2014. The Company incurred $131,379 and $115,726 of royalty expenses for the six months ended July 31, 2015 and 2014. Royalty expenses are included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

Agreements with Placement Agents and Finders

(A) April 1, 2015

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2015

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

During the six months ended July 31, 2015, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $130,000, of which $65,000 was paid during the six months ended July 31, 2015 and the remaining $65,000 is in accounts payable and accrued expenses as of July 31, 2015 on the condensed consolidated balance sheets. The Company also granted warrants to purchase 80,000 shares of Common Stock at $1.25 per share. The warrants have a grant date fair value of $76,608 which is treated as a direct costs of the Financing and has been recorded as a reduction in additional paid in capital.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 48 month term expiring on March 31, 2019 with annual payments of $18,848.

Total future minimum payments required under operating lease as of July 31, 2015 are as follows.

For the Twelve Month Period Ending July 31,
2016	$18,848
2017	18,848
2018	18,848
2019	12,565
$69,109

Note 12 – Subsequent Events

Subsequent to July 31, 2015, the Company completed 2 private placements from which $185,000 in gross proceeds were received. Stock issuance costs of $24,050 were paid to placement agents yielding net proceeds of $160,950.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by MamaMancini’s Holdings, Inc. (“MamaMancini’s” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the SEC on May 1, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

The Company plans to aggressively increase its distribution of products into new retail outlets through out 2015 and 2016. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Aggressive consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new line of “all natural” brand Slow Cooked Italian Sauce and various meatball and entrée products show great promise for additional product placements and sales in 2015 and thereafter. These products include Five Cheese Stuffed Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Bolognese Sauce, Mac n’ Mamas, and Orecchiette Pasta with Broccoli and Pork Meatballs. This line is available in bulk food service pack, retail packages in fresh and frozen varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing “all natural” product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian sauce with beef flavors.

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

The Company owns 12% of the common equity of Meatball Obsession and is its exclusive supplier of meatball products. Meatball Obsession offers a fast service menu of take-out meatball offerings. At present Meatball Obsession has 7 locations. However, there is no guarantee that Meatball Obsession will perform up to its expectations or be able to open any more units in the future.

As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies however, there is no guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also believes that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease.

The Company is focusing its efforts on profitable accounts with retailers in the fresh food sector of the retail and food service industry. This Company believes that focusing on this sector will allow for higher margins and increase profitability. Sales are being pursued in the perimeter of the supermarket where more impulse sales occur and where taste is more important than price in repeat purchases. The Company is also pursuing alternative channels of distribution such as its recent presentations on QVC during the summer of 2015. The Company expects to significantly expand its offerings on QVC this fall and into 2016.

The Company expects to have an operating loss in 2016 due to the investment in developing new and expanded business. These investments include slot fees to gain initial distribution, special marketing events to induce trial, major promotional campaigns for initial trial customers, and the cost of additional personnel or fee based marketing and sales support while this new business is developing.

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

Results of Operations for the three months ended July 31, 2015 and 2014

The following table sets forth the summary statements of operations for the three months ended July 31, 2015 and 2014:

	Three Months Ended
	July 31, 2015	July 31, 2014

Sales - Net of Slotting Fees and Discounts (1)	$2,739,200	$2,249,768
Gross Profit	$648,168	$658,864
Operating Expenses	$(1,411,104)	$(1,425,552)
Other Expense	$(237,370)	$(26,710)
Net Loss	$(1,000,306)	$(793,398)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the three months ended July 31, 2015 and 2014, the Company reported a net loss of $(1,000,306) and $(793,398), respectively. The change in net loss between the three months ended July 31, 2015 and 2014 was primarily attributable to following significant events:

Sales: Sales, net of slotting fees and discounts increased by approximately 22% to $2,739,200 during the three months ended July 31, 2015, from $2,249,768 during the three months ended July 31, 2014. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 10,500 retail and grocery locations with approximately 33,900 product placements on shelves at July 31, 2015 as compared to approximately 8,600 retail and grocery locations with approximately 26,000 product placements on shelves in such locations at July 31, 2014.

Gross Profit: The gross profit margin was 24% and 29% for the three months ended July 31, 2015 and 2014. At the end of the prior fiscal year, the Company agreed with Joseph Epstein Foods (the “Manufacturer”) that the Company would purchase a minimum of $933,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month. The decrease in gross profit during the three months ended July 31, 2015 is attributed to the reduction in its inventory, a lower volume for the quarter and purchases were below the minimum threshold each month. The aggregate for the second quarter was a $130,000 charge to the Company. In addition the Company liquidated $30,000 of inventory due to a changeover to new packaging sizes.

Operating Expenses: Operating expenses decreased by 1% during the three months ended July 31, 2015, as compared to the three months ended July 31, 2014. The $14,448 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Stock-based compensation decreased by $171,000 compared to the prior period which included stock options issued to the Board of Directors with grant date fair value of $136,587; and

●	Research and development costs decreased by $3,600 due to the Company increase in overall costs for research and development during the quarter.

These expense decreases were offset by increases in the following expenses:

●	Professional fees increased by $40,000 due to additional need for professionals as required for debt and equity financings;

●	Advertising, social media and promotional expenses of $17,800 related to an increase in spending on our new radio advertising campaign and special promotions;

●	Commission expenses of $9,500 related to increased sales;

●	Postage and freight of $45,000 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $25,600 due to new fixed asset purchases during the period;

●	Royalty expenses increased by $8,400 due to the increase in sales;

●	Insurance expense increased by approximately $4,900; and

●	Payroll and related expense of $18,000 as compensation to an overall increase in personnel.

Other Expenses: Other expenses increased by $210,660 to $237,370 for the three months ended July 31, 2015 as compared to $26,710 during the three months ended July 31, 2014. For the three months ended July 31, 2015, other expenses consisted of $124,705 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. The Company also recorded $83,437 of amortization expense of the debt discount for the Manatuck Debenture. In addition, the Company recorded $29,228 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. For the three months ended July 31, 2014, other expenses consisted of $26,710 in interest expense incurred on the Company’s previous line of credit with FGI.

Results of Operations for the six months ended July 31, 2015 and 2014

The following table sets forth the summary statements of operations for the six months ended July 31, 2015 and 2014:

	Six Months Ended
	July 31, 2015	July 31, 2014

Sales - Net of Slotting Fees and Discounts (1)	$6,092,479	$4,832,917
Gross Profit	$1,593,148	$1,461,788
Operating Expenses	$(3,217,304)	$(2,912,731)
Other Expense	$(470,706)	$(43,344)
Net Loss	$(2,094,862)	$(1,494,287)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the six months ended July 31, 2015 and 2014, the Company reported a net loss of $(2,094,862) and $(1,494,287), respectively. The change in net loss between the six months ended July 31, 2015 and 2014 was primarily attributable to following significant events:

Sales: Sales, net of slotting fees and discounts increased by approximately 26% to $6,092,479 during the six months ended July 31, 2015, from $4,832,917 during the six months ended July 31, 2014. The increase in sales is primarily related to the Company executing on their expansion strategy. The Company has sold into approximately 10,500 retail and grocery locations with approximately 33,900 product placements on shelves at July 31, 2015 as compared to approximately 8,600 retail and grocery locations with approximately 26,000 product placements on shelves in such locations at July 31, 2014.

Gross Profit: The gross profit margin was 26% and 30% for the six months ended July 31, 2015 and 2014. At the end of the prior fiscal year, the Company agreed with its Manufacturer that the Company would purchase a minimum of $933,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month. The decrease in gross profit during the three months ended July 31, 2015 is attributed to the reduction in its inventory, a lower volume for the quarter and purchases were below the minimum threshold each month. The aggregate for the second quarter was a $130,000 charge to the Company. In addition the Company liquidated $58,000 of inventory due to a changeover to new packaging sizes.

Operating Expenses: Operating expenses increased by 10% during the six months ended July 31, 2015, as compared to the six months ended July 31, 2014. The $304,573 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising, social media and promotional expenses of $172,700 related to an increase in spending on our new radio advertising campaign and special promotions;

●	Commission expenses of $31,600 related to increased sales;

●	Postage and freight of $81,900 due to higher sales slightly offset by some customers picking up their product in lieu of having it shipped to them;

●	Depreciation expense of $78,100 due to new fixed asset purchases during the period;

●	Royalty expenses increased by $15,700 due to the increase in sales;

●	Insurance expense increased by approximately $11,500;

●	Payroll and related expense of $48,400 as compensation to an overall increase in personnel; and

●	Professional fees increased by $26,700 due to additional need for professionals during the quarter.

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation decreased by $173,000 compared to the prior period which included stock options issued to the Board of Directors with grant date fair value of $136,587.

Other Expenses: Other expenses increased by $427,362 to $470,706 for the six months ended July 31, 2015 as compared to $43,344 during the six months ended July 31, 2014. For the six months ended July 31, 2015, other expenses consisted of $248,062 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. The Company also recorded $182,270 of amortization expense of the debt discount for the Manatuck Debenture. In addition, the Company recorded $40,374 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. For the six months ended July 31, 2014, other expenses consisted of $43,344 in interest expense incurred on the Company’s previous line of credit with FGI.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2015 compared to January 31, 2015:

	Period Ended		Increase/
	July 31, 2015	January 31, 2015	(Decrease)

Current Assets	$4,293,581	$5,709,655	$(1,416,074)
Current Liabilities	$4,119,799	$2,745,534	$1,374,265
Working Capital	$173,782	$2,964,121	$(2,790,339)

As of July 31, 2015, we had working capital of $173,782 as compared to working capital of $2,964,121 as of January 31, 2015, a decrease of $2,790,339. The decrease in working capital is primarily attributable to a decrease in cash, accounts receivable and due from related party manufacturer in addition to a decrease in the outstanding line of credit balance. These decreases were offset by an increase in inventory, prepaid expenses, deferred offering costs, accounts payable and accrued expenses, liabilities to be settled in stock and the current portion of the convertible note payable due to the fact the convertible note became a short term liability.

Net cash used in operating activities for the six months ended July 31, 2015 and 2014 was $763,417 and $2,390,068, respectively. The net loss for the six months ended July 31, 2015 and 2014 was $2,094,862 and $1,494,287 respectively.

Net cash used in all investing activities for the six months ended July 31, 2015 was $100,683 as compared to $223,741 for the six months ended July 31, 2015. During the six months ended July 31, 2015 and 2014, the Company paid approximately $100,683 and $223,741, respectively, to acquire new machinery and equipment.

Net cash provided by all financing activities for the six months ended July 31, 2015 was $406,041 as compared to $1,186,943 for the six months ended July 31, 2014. During the six months ended July 31, 2015, the Company had net borrowings of $650,000 for transactions pursuant to convertible debentures in May 2015 which were converted to Series A Preferred Stock as part of a private placement on June 11, 2015, at which time the Company received additional proceeds of $350,000. These increases were offset by $6,191, $19,021, $357,936, and $60,000 paid for debt issuance costs, deferred offering costs, net activity on line of credit, and repayments on a term loan, respectively. During the six months ended July 31, 2014 the Company raised net proceeds of $1,030,790 from the sale of 1,620,001 shares of common stock and $100,000 for common stock subscribed and net borrowings of $70,637 for transactions pursuant to the line of credit agreement which were offset by $14,484 paid for debt issuance costs.

The Company believes that its existing available cash along with estimated net proceeds from the issuance of demand notes payable in April 2015, which were ultimately converted to preferred stock, in addition to the proceeds from issuance of preferred stock in June 2015, the line of credit and convertible note entered into in October 2014 and December 2014, respectively, will enable the Company to meet the working capital requirements through the end of the current fiscal year; however, in the case that the Company exceeds its expected growth, we would need to raise additional capital and/or cut expenses and overhead in order to operate the business through such date. The estimated working capital requirement for the next 12 months is approximately $1,000,000 which equates to an estimated burn rate of $83,000 per month. The Company estimates that it will reduce its cash needs in subsequent quarters as it increases utilization of production capacity, completes the changeover to new package sizes which have higher gross margins, and incurs a higher margin mix, in conjunction with volume increases from new and existing accounts from the present sales base. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $2,094,862 and $763,417, respectively, for the six months ended July 31, 2015.

The ability of the Company to continue its operations and finance its growth is dependent on Management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements but there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or at all. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

During the six months ended July 31, 2015, Management raised capital through equity and debt financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended July 31, 2015.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 14, 2015	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

