Form 10-Q
period 2015-10-31
MamaMancini's Holdings, Inc.
filed 2015-12-11
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2015

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

As of December 11, 2015, there were 26,317,091 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2015	January 31, 2015
	(unaudited)
Assets

Assets:
Cash	$386,974	$854,995
Accounts receivable, net	1,379,444	2,233,211
Inventories	324,871	301,170
Prepaid expenses	144,939	107,242
Due from manufacturer - related party	2,099,785	2,213,037
Deferred offering costs	10,021	-
Total current assets	4,346,034	5,709,655

Property and equipment, net	1,118,885	1,124,745

Debt issuance costs, net	40,286	101,197
Total Assets	$5,505,205	$6,935,597

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$924,869	$1,216,436
Line of credit	1,077,299	1,409,098
Term loan	120,000	120,000
Promissory note	139,559	-
Total current liabilities	2,261,727	2,745,534

Term loan - net of current	350,000	440,000
Promissory note - net of current portion	219,273	-
Notes payable - related party	125,000	-
Convertible note payable - net of current portion and debt discount	2,540,000	1,587,447
Total long-term liabilities	3,234,273	2,027,447

Total Liabilities	5,496,000	4,772,981

Commitments and contingencies

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 12,100 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,317,091 and 26,047,376 shares issued and outstanding, respectively	263	260
Additional paid in capital	13,863,545	12,766,116
Common stock subscribed, $0.00001 par value; 66,667 and 66,667 shares, respectively	1	1
Accumulated deficit	(13,705,104)	(10,603,761)

Less: Treasury stock, 230,000 and 0 shares, respectively	(149,500)	-
Total Stockholders’ Equity (Deficit)	9,205	2,162,616

Total Liabilities and Stockholders’ Equity (Deficit)	$5,505,205	$6,935,597

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Sales - net of slotting fees and discounts	$3,237,780	$3,759,698	$9,330,259	$8,592,615

Cost of sales	2,255,649	2,705,436	6,754,980	6,076,565

Gross profit	982,131	1,054,262	2,575,279	2,516,050

Operating expenses
Research and development	33,877	28,967	77,435	71,959
General and administrative expenses	1,306,413	1,773,678	4,480,159	4,643,417
Total operating expenses	1,340,290	1,802,645	4,557,594	4,715,376

Loss from operations	(358,159)	(748,383)	(1,982,315)	(2,199,326)

Other expenses
Interest expense	(145,252)	(25,426)	(393,314)	(68,770)
Amortization of debt discount	(79,400)	-	(261,670)	-
Amortization of closing costs	(12,622)	-	(52,996)	-
Loss on debt extinguishment	(380,089)	-	(380,089)	-
Total other expenses	(617,363)	(25,426)	(1,088,069)	(68,770)

Net loss	(975,522)	(773,809)	(3,070,384)	(2,268,096)

Less: preferred dividends	(20,000)	-	(30,959)	-

Net loss available to common stockholders	$(995,522)	$(773,809)	$(3,101,343)	$(2,268,096)

Net loss per common share - basic and diluted	$(0.04)	$(0.03)	$(0.12)	$(0.09)

Weighted average common shares outstanding - basic and diluted	26,147,207	25,815,200	26,096,965	25,331,766

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period February 1, 2015 through October 31, 2015

(unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Deficit)

Balance, February 1, 2015	-	$-	26,047,376	$260	-	$-	$12,766,116	$1	$(10,603,761)	$2,162,616

Stock options issued for services	-	-	-	-	-	-	3,055	-	-	3,055

Stock issued for services	-	-	231,175	3	-	-	111,446	-	-	111,449

Cashless exercise of warrants	-	-	8,540	-	-	-	-	-	-	-

Stock issued for debt financing	-	-	30,000	-	-	-	39,600	-	-	39,600

Series A Preferred issued	12,100	-	-	-	-	-	1,210,000	-	-	1,210,000

Warrant issued for services	-	-	-	-	-	-	84,547	-	-	84,547

Stock issuance costs	-	-	-	-	-	-	(351,219)	-	-	(351,219)

Series A Preferred dividend	-	-	-	-	-	-	-	-	(30,959)	(30,959)

Repurchase of treasury stock	-	-	-	-	(230,000)	(149,500)	-	-	-	(149,500)

Net loss for the nine months ended October 31, 2015	-	-	-	-	-	-	-	-	(3,070,384)	(3,070,384)

Balance, October 31, 2015	12,100	$-	26,317,091	$263	(230,000)	$(149,500)	$13,863,545	$1	$(13,705,104)	$9,205

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
	October 31, 2015	October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,070,384)	$(2,268,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	209,884	101,541
Amortization of debt issuance costs	52,996	107,088
Amortization of debt discount	261,670	-
Share-based compensation	114,504	264,347
Loss on extinguishment of debt	380,089	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	853,767	(1,282,651)
Inventories	(23,701)	(53,626)
Prepaid expenses	(37,697)	(67,632)
Due from manufacturer - related party	113,252	(635,152)
Increase (Decrease) in:
Accounts payable and accrued expenses	256,306	103,205
Net Cash Used In Operating Activities	(889,314)	(3,730,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(204,024)	(264,670)
Net Cash Used In Investing Activities	(204,024)	(264,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	560,000	-
Proceeds from issuance of common stock	-	1,180,003
Proceeds from common stock subscribed	-	100,000
Stock issuance costs	(266,672)	(149,213)
Deferred offering costs	(10,021)
Proceeds from demand notes	650,000	-
Proceeds from notes payable - related party	125,000	-
Debt issuance costs	(11,191)	(29,984)
Borrowings (repayment) of line of credit, net	(331,799)	979,275
Borrowings from term loan	-	600,000
Repayment of term loan	(90,000)	(10,000)
Net Cash Provided By Financing Activities	625,317	2,670,081

Net Decrease in Cash	(468,021)	(1,325,565)

Cash - Beginning of Period	854,995	1,541,640

Cash - End of Period	$386,974	$216,075

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$363,647	$43,344

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$84,547	$171,981
Conversion of demand notes to preferred stock	$650,000	$-
Stock issued for debt discount on convertible note	$39,600	$-
Accrued dividends	$30,959	$-
Repurchase of common stock amendment of convertible note	$149,500	$-
Accrued interest reclassified to principal balance of convertible note	$220,000	$-
Promissory note issued for accounts payable	$358,832	$-
Deferred offering costs in accounts payable	$-	$5,400
Debt issuance costs in accounts payable	$-	$13,337

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

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

Liquidity

As further described below, the Company entered into a fourth Financial Advisory and Investment Banking Agreement (the “IBA”) with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). In connection with the IBA, Spartan is currently undertaking a best efforts private placement of up to $10 million of the Company’s Series A Convertible Preferred Stock. As of December 11, 2015, the Company has raised $2,230,000.

The Company estimates that it will significantly reduce its cash needs in subsequent quarters. The Company has already substantially lowered its marketing and sales overhead expenses since the first quarter and plans to increase utilization of supplier’s production capacity. Additionally, the Company has completed the cost of the changeover to new packaging sizes with higher gross margins; plans to increase margins with sales orientated to the fresh food sections of supermarkets and to direct to consumer sales and anticipates volume increases from new and existing accounts from the present sales base.

In addition, since April 2015, the Company eliminated sales to about 20% of its customers that had a negative profit contribution.

The Company has prepared plans to substantially further lower its administration and marketing cash overhead in the event that additional capital resources are limited in comparison to the Company’s cash needs. However, there is no guarantee that such activities will adequately sustain the Company’s cash flow needs. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

The ability of the Company to continue its operations and finance its growth is dependent on its plans, which include the increase of its asset based borrowing but there is no assurance that additional financing will be available to the Company when needed, on acceptable terms or even at all.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2015 or January 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of October 31, 2015 and January 31, 2015, the Company had reserves of $2,000.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2015 and January 31, 2015:

	October 31, 2015	January 31, 2015
Finished goods	$324,871	$301,170

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the nine months ended October 31, 2015 and 2014 were $351,219 and $334,571, respectively. As of October 31, 2015 and January 31, 2015, there were capitalized costs of $10,021 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2015 and 2014 were $33,877 and $28,967, respectively. Research and development expenses for the nine months ended October 31, 2015 and 2014 were $77,435 and $71,959, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended October 31, 2015	Nine Months Ended October 31, 2014
Gross Sales	$9,583,170	$8,903,100
Less: Slotting, Discounts, Allowances	252,911	310,485
Net Sales	$9,330,259	$8,592,615

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2015 and 2014 were $434,966 and $693,688, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2015 and 2014 were $1,873,524 and $1,959,547, respectively.

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

For the three months ended October 31, 2015 and 2014, share-based compensation amounted to $81,242 and $88,247, respectively. Of the $81,242 and $88,247 recorded for the three months ended October 31, 2015 and 2014, $19,140 and $88,247 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

For the nine months ended October 31, 2015 and 2014, share-based compensation amounted to $199,051 and $436,328, respectively. Of the $199,051 and $436,328 recorded for the nine months ended October 31, 2015 and 2014, $84,547 and $171,981 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

For the nine months ended October 31, 2015 and 2014, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2015	October 31, 2014
Risk-free interest rate	1.42% to 1.74%	0.26% to 1.76%
Expected life of grants	5 years	1 to 5 years
Expected volatility of underlying stock	178% to 184%	144% to 193%
Dividends	0%	0%

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

The Company had the following potential common stock equivalents at October 31, 2015:

Series A Preferred	1,792,593
Common stock subscribed	66,667
Common stock warrants, exercise price range of $0.675-$2.50	2,976,587
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	5,332,251

The Company had the following potential common stock equivalents at October 31, 2014:

Common stock subscribed	66,667
Common stock warrants, exercise price of $1.00-$2.50	1,013,401
Common stock options, exercise price of $1.00-$2.97	508,404
Total common stock equivalents	1,558,472

Since the Company reflected a net loss during the three and nine months ended October 31, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

October 31, 2015

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the condensed consolidated financial statements.

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

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the condensed consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of ASU 2015-14 on the condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on October 31, 2015 and January 31, 2015 are as follows:

	October 31, 2015	January 31, 2015
Machinery and Equipment	$1,108,320	$1,060,066
Furniture and Fixtures	17,942	16,887
Leasehold Improvements	429,282	274,567
	1,555,544	1,351,520
Less: Accumulated Depreciation	436,659	226,775
	$1,118,885	$1,124,745

Depreciation expense charged to income for the three months ended October 31, 2015 and 2014 amounted to $72,300 and $42,068, respectively. Depreciation expense charged to income for the nine months ended October 31, 2015 and 2014 amounted to $209,884 and $101,541, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2015 and January 31, 2015, the Company’s ownership interest in MO was 12% and 13%, respectively.

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

From time to time the Company will make improvements to the Manufacturer’s facility. The improvements are capitalized and depreciated over the estimated useful life.

During the three months ended October 31, 2015 and 2014, the Company purchased inventory of $2,158,549 and $2,239,079 respectively, from the Manufacturer. During the nine months ended October 31, 2015 and 2014, the Company purchased inventory of $6,208,179 and $5,932,588, respectively, from the Manufacturer.

During the three months ended October 31, 2015 and 2014, the Manufacturer incurred expenses of $6,000 and $12,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the nine months ended October 31, 2015 and 2014, the Manufacturer incurred expenses of $18,000 and $36,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At October 31, 2015 and January 31, 2015, the amount due from the Manufacturer is $2,099,785 and $2,213,037, respectively.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2015 and 2014, the Company generated approximately $27,560 and $44,831 in revenues from MO, respectively. For the nine months ended October 31, 2015 and 2014, the Company generated approximately $59,496 and $88,874 in revenues from MO, respectively.

As of October 31, 2015 and January 31, 2015, the Company had a receivable of $16,880 and $6,768 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended October 31, 2015 and 2014, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the nine months ended October 31, 2015 and 2014, the Company recorded $36,000 and $36,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable

During the nine months ended October 31, 2015, the Company received aggregate proceeds of $125,000 from notes payable with a related party. The notes bear interest at a rate of 8% per annum and mature on December 31, 2016. As of October 31, 2015, the outstanding principal balance of the notes was $125,000.

Note 6 – Promissory Note

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. As of October 31, 2015, the outstanding balance on the note was $358,832. Subsequent to October 31, 2015, the Company paid $126,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015 as discussed in Note 14.

Note 7 - Line of Credit

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

As noted in Note 8, on September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of October 31, 2015 and January 31, 2015, the outstanding balance on the line of credit was $1,077,299 and $1,409,098, respectively, in relation to the EGC line of credit.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Note 8 - Loan and Security Agreement

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

As of October 31, 2015 and January 31, 2015, the outstanding balance on the line of credit was $1,077,299 and $1,409,098, respectively.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $470,000 and $560,000 as of October 31, 2015 and January 31, 2015, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 9 – Convertible Note

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $412,553 as of October 31, 2015 and January 31, 2015, respectively.

On October 29, 2015, the note was further amended to extend the maturity date to December 19, 2016. Per the terms of the execution of the extension, the Company was required to purchase the above 230,000 shares issued to Manatuck for a share price of $0.65, a value of $149,500 and incurred an amendment fee of $170,500, both of which were added to the outstanding principal of the debt. In addition, the extension reduced accrued interest by $220,000 and increased the outstanding principal of the debt by $220,000. The outstanding principal at October 31, 2015 was $2,540,000. Based on management’s review, the accounting for debt extinguishment applied. In accordance with the accounting for debt extinguishment, the Company wrote-off the unamortized debt discount of $190,483 and wrote-off the remaining debt issuance costs relating to this note of $19,106. These loss on debt extinguishment of $380,089 on the statement of operations is comprised of the write-off of the remaining debt discount of $190,483, the write-off of the debt issuance costs of $19,106, and the amendment fee of $170,500.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Note 10 - Concentrations

Revenues

During the nine months ended October 31, 2015, the Company earned revenues from three customers representing approximately 16%, 16% and 13% of gross sales. As of October 31, 2015, these customers represented approximately 7%, 20% and 9% of total gross outstanding receivables, respectively.

During the nine months ended October 31, 2014, the Company earned revenues from three customers representing approximately 18%, 14% and 12% of gross sales. As of October 31, 2014, these customers represented approximately 9%, 9% and 18% of total gross outstanding receivables, respectively.

Cost of Sales

For the nine months ended October 31, 2015 and 2014, one vendor (a related party) represented 93% and 100% of the Company’s purchases, respectively.

Note 11 - Stockholders’ Equity (Deficit)

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The holders of the Series Preferred A will be entitled to dividends at a rate of 8%, liquidation preference equal to $1.25 per share and the option to convert the preferred shares to common stock. On July 23, 2015, the preference changed to $1.00. During September 2015, the liquidation preference was changed to $0.675.

During May 2015, six directors of the Company entered into convertible note agreements with a maturity date of July 22, 2016 for total proceeds to the Company of $650,000. In June 2015, the notes were converted into Series A Preferred. Additional proceeds of $560,000 were received pursuant to closings that occurred in June, August and September. In connection with the closings, the Company also granted warrants to purchase 1,481,481 and 179,259 shares of common stock at $0.675 per share to shareholders and the placement agent, respectively. The warrants granted to the placement agent have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital.

(B) Common Stock Transactions

Common Stock

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

During the nine months ended October 31, 2015, the Company issued 8,540 shares of its common stock for a cashless conversion of 22,666 warrants.

During the nine months ended October 31, 2015, the Company issued 231,175 shares of its common stock to employees for services rendered a value of $111,449.

Treasury Stock

As discussed in Note 8, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2015	496,404	$1.04
Exercisable – October 31, 2015	496,404	$1.04

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	487,404	2.49 years	$1.00	487,404	$1.00
$2.97	9,000	3.50 years	$2.97	9,000	$2.97

At October 31, 2015 and January 31, 2015, the total intrinsic value of options outstanding and exercisable was $0 and $219,332, respectively.

As of October 31, 2015, the Company has $0 in stock-based compensation related to stock options that is yet to be vested. The weighted average remaining life of the options is 1.99 years.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27
Granted	1,971,852	$0.68
Exercised	(22,666)	$1.25
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2015	2,976,587	$0.88
Exercisable – October 31, 2015	2,976,587	$0.88

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	2,976,587	3.89 years	$0.88	2,976,587	$0.88

At October 31, 2015 and January 31, 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $227,430, respectively.

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

October 31, 2015

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

The Company incurred $56,105 and $66,915 of royalty expenses for the three months ended October 31, 2015 and 2014. The Company incurred $187,484 and $182,641 of royalty expenses for the nine months ended October 31, 2015 and 2014. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2015

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The warrants shall be exercisable at any time during the five year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of common stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

During the nine months ended October 31, 2015, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51 month term expiring on March 31, 2019 with annual payments of $18,848.

Total future minimum payments required under operating lease as of October 31, 2015 are as follows.

For the Twelve Month Period Ending October 31,
2016	$18,848
2017	18,848
2018	18,848
2019	7,855
$64,399

Note 13 – Subsequent Events

During November 2015, the Company completed the final closing of a private placement with 11 accredited investors and issued an aggregate of 10,200 shares of Series A Preferred and warrants to purchase 1,511,112 shares of common stock for aggregate gross proceeds to the Company of $1,020,000. Stock issuance costs of $132,600 were paid to placement agents yielding net proceeds of $887,400. Of these issuance costs, approximately $86,000 were pursuant to the promissory note agreement as discussed in Note 6.

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

Plan of Operation

The Company plans to aggressively increase its distribution of products into new retail outlets throughout 2015 and 2016. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Aggressive consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising continues to grow its business with its existing customer base.

The Company has discontinued doing business with several negative margin accounts. This has resulted in a 23% reduction in sales from prior year for the quarter and approximately 10% year to date. The Company believes that it will maintain its upward sales trend into fiscal year 2017.

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

As sales increase, the Company expects that its packaging costs will decrease as it purchases longer runs of material and supplies; however, there is no guarantee that such packaging costs will decrease with the purchase of such materials or at all. The Company also believes that the labor costs component of the cost of goods sold will decrease in the later part of the year with higher speed equipment and order flow but cannot guarantee any such decrease.

The Company is focusing its efforts on profitable accounts with retailers in the fresh food sector of the retail and food service industry. The Company believes that focusing on this sector will allow for higher margins and increase profitability. Sales are being pursued in the perimeter of the supermarket where more impulse sales occur and where taste is more important than price in repeat purchases. The Company is pursuing alternative channels of distribution on QVC which began in June, 2015. The Company expects to significantly expand its offerings and sales on QVC in the next quarter and into 2016.

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

We believe that MamaMancini’s products have the ability to grow into several areas of consumption by consumers such as fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other retailers. In addition, we believe that MamaMancini’s products can be sold into food service channels, mass market, export or as a component of other products.

Results of Operations for the three months ended October 31, 2015 and 2014

The following table sets forth the summary statements of operations for the three months ended October 31, 2015 and 2014:

	Three Months Ended
	October 31, 2015	October 31, 2014

Sales - Net of Slotting Fees and Discounts (1)	$3,237,780	$3,759,698
Gross Profit	$982,131	$1,054,262
Operating Expenses	$(1,340,290)	$(1,802,645)
Other Expense	$(617,363)	$(25,426)
Net Loss	$(975,522)	$(773,809)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the three months ended October 31, 2015 and 2014, the Company reported a net loss of $(975,522) and $(773,809), respectively. The change in net loss between the three months ended October 31, 2015 and 2014 was primarily attributable to following significant events:

Sales: Sales, net of slotting fees and discounts decreased by approximately 14% to $3,237,780 during the three months ended October 31, 2015, from $3,759,698 during the three months ended October 31, 2014. The decrease in sales is primarily related to the Company discontinuing doing business with several negative margin accounts. These accounts represented a 23% decrease in sales from the prior year. The Company has sold into approximately 10,150 retail and grocery locations with approximately 31,900 product placements on shelves at October 31, 2015 as compared to approximately 10,500 retail and grocery locations with approximately 37,000 product placements on shelves in such locations at October 31, 2014.

Gross Profit: The gross profit margin was 30% and 28% for the three months ended October 31, 2015 and 2014. At the end of the prior fiscal year, the Company agreed with Joseph Epstein Foods (the “Manufacturer”) that the Company would purchase a minimum of $933,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month. The decrease in gross profit during the three months ended October 31, 2015 is attributed to a lower volume for the quarter and purchases were below the minimum threshold each month. The aggregate for the third quarter was a $62,800 charge to the Company.

Operating Expenses: Operating expenses decreased by 26% during the three months ended October 31, 2015, as compared to the three months ended October 31, 2014. The $462,355 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by $26,145 compared to the prior period which included stock options issued to the Board of Directors with grant date fair value of $136,587 which vested upon grant;

●	Postage and freight decreased by $17,361 due to decreased sales, better efficiency and offset by shipping and handling charges for QVC;

●	Commission expenses of $10,965 related to decreased sales, offset by higher commissions for certain customers;

●	Advertising, social media and promotional expenses of $258,722 related to decreased spending on radio and social media;

●	Professional fees decreased by $37,430 due to better management of this expense; and

●	Royalty expenses decreased by $10,810 due to the decrease in sales.

These expense decreases were offset by increases in the following expenses:

●	Research and development costs increased by $4,910 due to the Company increase in overall costs for research and development during the quarter;

●	Depreciation expense of $30,232 due to new fixed asset purchases during the period and within the last twelve months;

●	Insurance expense increased by approximately $4,500; and

●	Payroll and related expense of $32,131 as compensation to an overall increase in personnel.

Other Expenses: Other expenses increased by $591,937 to $617,363 for the three months ended October 31, 2015 as compared to $25,426 during the three months ended October 31, 2014. For the three months ended October 31, 2015, other expenses consisted of $145,252 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory note and the related party notes payable. The Company also recorded $79,400 of amortization expense of the debt discount for the Manatuck Debenture. In addition, the Company recorded $12,622 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. The Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015. For the three months ended October 31, 2014, other expenses consisted of $25,426 in interest expense incurred on the Company’s previous line of credit with FGI.

Results of Operations for the nine months ended October 31, 2015 and 2014

The following table sets forth the summary statements of operations for the nine months ended October 31, 2015 and 2014:

	Nine Months Ended
	October 31, 2015	October 31, 2014

Sales - Net of Slotting Fees and Discounts (1)	$9,330,259	$8,592,615
Gross Profit	$2,575,279	$2,516,050
Operating Expenses	$(4,557,594)	$(4,715,376)
Other Expense	$(1,088,069)	$(68,770)
Net Loss	$(3,070,384)	$(2,268,096)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the nine months ended October 31, 2015 and 2014, the Company reported a net loss of $(3,070,384) and $(2,268,096), respectively. The change in net loss between the nine months ended October 31, 2015 and 2014 was primarily attributable to following significant events:

Sales: Sales, net of slotting fees and discounts increased by approximately 9% to $9,330,259 during the nine months ended October 31, 2015, from $8,592,615 during the nine months ended October 31, 2014. The increase in sales is primarily related to the Company executing on their expansion strategy as well as the discontinuance of sales to negative margin accounts. In the nine month period, these sales represented about 10% of the prior year’s total sales. The Company has sold into approximately 10,150 retail and grocery locations with approximately 31,900 product placements on shelves at October 31, 2015 as compared to approximately 10,500 retail and grocery locations with approximately 37,000 product placements on shelves in such locations at October 31, 2014.

Gross Profit: The gross profit margin was 28% and 29% for the nine months ended October 31, 2015 and 2014. At the end of the prior fiscal year, the Company agreed with its Manufacturer that the Company would purchase a minimum of $933,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month. The decrease in gross profit during the nine months ended October 31, 2015 is attributed to a lower volume for the quarter and purchases were below the minimum threshold each month. The aggregate for the nine months ending October 31, 2015 was a $233,800 charge to the Company. In addition the Company liquidated $58,000 of inventory due to a changeover to new packaging sizes.

Operating Expenses: Operating expenses decreased by 3% during the nine months ended October 31, 2015, as compared to the nine months ended October 31, 2014. The $157,782 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by $149,843 compared to the prior period which included stock options issued to the Board of Directors with grant date fair value of $136,587 which vested upon grant;

●	Advertising, social media and promotional expenses of $86,023 related to an decrease in spending on our new radio advertising campaign and special promotions; and

●	Professional fees decreased by $10,726 due to better management of this expense.

These expense decreases were offset by increases in the following expenses:

●	Commission expenses of $20,597 related to increased sales;

●	Postage and freight of $64,531 due to higher sales offset by better efficiency, and higher shipping and handling costs for QVC;

●	Depreciation expense of $108,344 due to new fixed asset purchases during the prior 12 months;

●	Royalty expenses increased by $4,843 due to the increase in sales;

●	Insurance expense increased by $15,929; and

●	Payroll and related expense of $80,566 as compensation to an overall increase in personnel.

Other Expenses: Other expenses increased by $1,019,299 to $1,088,069 for the nine months ended October 31, 2015 as compared to $68,770 during the nine months ended October 31, 2014. For the nine months ended October 31, 2015, other expenses consisted of $393,314 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory note and the related party notes payable. The Company also recorded $261,670 of amortization expense of the debt discount for the Manatuck Debenture. In addition, the Company recorded $52,996 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. The Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015. For the nine months ended October 31, 2014, other expenses consisted of $68,770 in interest expense incurred on the Company’s previous line of credit with FGI.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2015 compared to January 31, 2015:

	Period Ended		Increase/
	October 31, 2015	January 31, 2015	(Decrease)

Current Assets	$4,346,034	$5,709,655	$(1,363,621)
Current Liabilities	$2,261,727	$2,745,534	$(483,807)
Working Capital	$2,084,307	$2,964,121	$(879,814)

As of October 31, 2015, we had working capital of $2,084,307 as compared to working capital of $2,964,121 as of January 31, 2015, a decrease of $879,814. The decrease in working capital is primarily attributable to a decrease in cash, accounts receivable and due from related party manufacturer in addition to decreases in accounts payable and accrued expenses due to the conversion of certain payables with a vendor into a promissory note and the outstanding line of credit balance. These decreases were offset by an increase in inventory, prepaid expenses, deferred offering costs, and the current portion of the promissory note outstanding associated with the conversion of certain payables with a vendor to a promissory note.

Net cash used in operating activities for the nine months ended October 31, 2015 and 2014 was $889,314 and $3,730,976, respectively. The net loss for the nine months ended October 31, 2015 and 2014 was $3,070,384 and $2,268,096 respectively.

Net cash used in all investing activities for the nine months ended October 31, 2015 was $204,024 as compared to $264,670 for the nine months ended October 31, 2015. During the nine months ended October 31, 2015 and 2014, the Company paid approximately $204,024 and $264,670, respectively, to acquire new machinery and equipment.

Net cash provided by all financing activities for the nine months ended October 31, 2015 was $625,317 as compared to $2,670,081 for the nine months ended October 31, 2014. During the nine months ended October 31, 2015, the Company had net borrowings of $650,000 for transactions pursuant to convertible debentures in May 2015 which were converted to Series A Preferred Stock as part of a private placement on June 11, 2015. During the nine months ended October 31, 2015, the Company received additional proceeds of $560,000 from private placements of Series A Preferred Stock. The Company also received proceeds of $125,000 from related party notes payable. These increases were offset by $11,191, $10,021, $331,799, $90,000 and $266,672 paid for debt issuance costs, deferred offering costs, net activity on line of credit, repayments on a term loan, and stock issuance costs, respectively. During the nine months ended October 31, 2014 the Company raised net proceeds of $1,030,790 from the sale of shares of common stock and $100,000 for common stock subscribed, net borrowings of $590,000 from a term loan and net borrowings of $979,275 for transactions pursuant to the line of credit agreement which were offset by $29,984 paid for debt issuance costs.

The Company believes that its existing available cash along with estimated net proceeds from the issuance on November 20, 2015 (net of fees) of $862,000 convertible preferred equity will meet its requirements for the next twelve months. Estimated working capital requirement for the next 12 months is approximately $1,000,000 which will result from estimated higher sales. The Company believes that its available cash as well as funds from asset based lending will meet these needs. However, no assurance can be made that estimated increased sales will occur or that additional financing will be available to the Company when needed, on acceptable terms or even at all.

The Company estimates that it will reduce its cash needs for operational losses in subsequent quarters as it increases utilization of production capacity, completes the changeover to new package sizes which have higher gross margins, and incurs a higher margin mix, in conjunction with volume increases from new and existing accounts from the present sales base. The Company continues to explore potential expansion opportunities in the industry in order to boost sales while leveraging distribution systems to consolidate lower costs.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $3,070,384 and $889,314, respectively, for the nine months ended October 31, 2015.

The ability of the Company to continue its operations and finance its growth is dependent on Management’s plans, which include the increase of its asset based borrowing, however, there is no assurance that additional financing will be available to the Company when needed, on acceptable terms or even at all. The Company has already substantially lowered its marketing and sales overhead expenses since the first quarter and plans to increase utilization of supplier’s production capacity. Additionally, the Company has completed the cost of the changeover to new packaging sizes with higher gross margins; plans to increase margins with sales orientated to the fresh food sections of supermarkets and to direct to consumer sales and anticipates volume increases from new and existing accounts from the present sales base.

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

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as noted above and previously reported on the Company’s Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the quarter ended October 31, 2015.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 11, 2015	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

