Form 10-K
period 2016-01-31
MamaMancini's Holdings, Inc.
filed 2016-04-21
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2015, based on a closing price of $0.75 was approximately $9,772,493.

As of April 18, 2016, the registrant had 26,530,916 shares of its common stock, 0.00001 par value per share, issued and outstanding.

Documents Incorporated By Reference: None.

MAMAMANCINI’S HOLDINGS, INC.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward- looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

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

Our products are principally sold to supermarkets and mass-market retailers. Our products are sold in multiple sections of the supermarket, including: frozen food, fresh meat, prepared foods (meals), sandwich, hot bars and cold bars as well as cold deli and foods-to-go sections. Consumers can find our products at leading food retailers (supermarkets), including:

Albertsons	Lowes	Save Mart
Costco	Lucky	Shaws
Demoulas (Market Basket)	Lucky	Shop Rite
Foodtown	Lunds and Byerly’s	Stew Leonards
Giant Eagle	Marsh	Stop & Shop
Giant	Meatball Obsession	Waldbaums
Gristedes	Price Chopper	Wal-Mart
Harris Teeter	Publix	Weis Markets
Ingles	Roche Brothers	Whole Foods
Jewel	Rouses	Winn-Dixie
Key Food	Randalls
Kings	Safeway
Kroger	Sam’s Club

We sell directly to both food retailers and food distributors. Some of the leading food distributors we sell to include:

Associated Wholesale Grocers	Monterrey Provision Co.	The Golub Corp
Bozzutos	Porky Products	Tony’s Fine Foods
Burris Logistics	SpartanNash	Unified Grocers
C&S Wholesale Grocers	Super Store Industries	UNFI
Central Grocers	Supervalu	Wakefern
DPI Mid Atlantic	Sysco
Gourmet Guru	The Chef’s Warehouse

Our ten largest customers accounted for approximately 81% of sales for the year ended January 31, 2016 and 80% for the year ended January 31, 2015. For the year ended January 31, 2016, we had four customers that accounted for at least 10% of sales. These customers accounted for approximately16%, 14%, 13% and 10%, respectively. For the year ended January 31, 2015, we had three customers that accounted for at least 10% of sales. These customers accounted for approximately 18%, 13% and 11% of our sales, respectively. We depend heavily on these customers.

We have grown the number of food retailers (supermarkets) carrying our products to approximately 10,100 supermarkets in January 2016. In the supermarkets that carry our products, we sell an average of 3.16 of our stock keeping units (“SKUs”). The number of supermarkets carrying our products multiplied by the number of our SKUs carried at those supermarkets equals shelf placements for our products. We have grown the number of shelf placements to approximately 32,000 in January 2016.

The Company continually reviews it accounts in order focus on maximum performance, and as a result periodically eliminates under-performing accounts.

Industry Overview

Our products are considered specialty prepared foods, in that they are all natural, taste great, are authentic Italian and are made with high quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including frozen, deli- prepared foods, and the specialty meat segment of the meat department. The overall size of the specialty prepared food business was calculated by the National Association for the Specialty Food Trade in association with Mintel Research at over $109 billion in 2015 and has grown 22% since 2012.

Packaged Facts, a leading publisher of market research on the food, beverage, consumer packaged goods, and demographic sectors, projects the overall sales of Refrigerated Meats and Meals to be approximately $31 billion by 2018, up from $23 billion in 2013. According to Packaged Facts, this 5.5% implied CAGR is likely driven by trends including a focus on convenience and healthy and creative new products. In addition, Packaged Facts projects that retail sales of Natural/Organic Foods and Beverages will reach $53.5 billion in 2014 and will grow to $86.7 billion by 2019. This implied CAGR of 10.1% is likely driven by the growing social and environmental issues surrounding the interest in and health benefits of natural and organic foods. Technomics, a consulting firm in the fresh prepared foods industry, projects fresh food sales to be $33.4 billion in 2017, up from $26 billion in 2012.

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our products are founded upon Anna “Mama” Mancini’s old world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all natural ingredients at an affordable price. Typical retail prices for 16 oz. packages ranges from $5.99 to $7.49, and $5.99 to $8.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef, turkey, chicken and pork meatballs, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. New items introduced in the last year include:

Five Cheese Stuffed Beef Meatballs	Antibiotic Free Beef and Turkey Meatballs
Chicken Parmigiana Stuffed Meatballs	Gluten Free Beef and Turkey Meatballs
Chicken Florentine Stuffed Meatballs	Cocktail Beef and Turkey Meatballs
Grass-Fed, Antibiotic-Free Beef Meatballs	Beef and Turkey Original Meat Loaves
Beef and Turkey Parmigiana Meat Loaves	Beef and Turkey Bacon Gorgonzola Meat Loaves

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

Our Growth Strategy

We are actively trying to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth strategies:

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Increase product placements within retail locations. We strive for product placements in the fresh and deli segments of food retailers. We believe adding shelf placements within the supermarkets that carry our products will increase customer awareness, leading to more consumers purchasing our products and expanding our market share.

●	Increase Sales. We have an experienced sales staff and now employ one full time Vice President of sales as well as our Co-Founder Dan Dougherty, Carl Wolf, our Chief Executive Officer and Chairman, and Matthew Brown, our President, each of whom is involved with selling to, and managing sales with, major supermarket chains.

●	Expand food brokerage network. We currently work with approximately 35 retail food brokers. In December 2015 we expanded our broker sales representative network, adding 8 within various territories and with specific accounts of focus. We intend to add additional food brokers in 2016 to increase our geographical coverage in the United States from approximately 60% in 2015 to approximately 90%.

●	Enhance awareness through marketing. We have increased our social media activity with Facebook, Twitter, Pinterest, and YouTube. We also engage with consumers through newsletter mailings, blogs, and special projects, including a bank of recipe videos and contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers. We currently have approximately 26 product offerings.

●	Increase QVC Sales. The Company currently offers 12 product lines, an increase from the original 2 lines commenced in June 2015. The Company intends to increase its product line offerings offered through QVC.

●	Increase Media Exposure. Increase the visibility of Dan Dougherty (Mancini) in the media as a product spokesman, especially with respect to QVC. Increase auto-delivery and website use for return customers.

●	Increase Sales in “Fresh” Section. Increase sales in the “Fresh” section (in the perimeter of the retainer), where there is significant sales growth, over products in the “Frozen” section which are showing no to negative growth.

●	“Club Stores”. The Company is aggressively pursuing sales to “Club Stores”

Products

Our principal products are meatballs with slow cooked Italian Sauce. We currently offer meatballs using the following meats: beef, turkey, chicken and pork.

Our current beef meatball products include:

Our current turkey meatball products include:

Our current chicken meatball products include:

Sauce Products:

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 16 oz. packages range from $5.99 to $7.49, and $5.99 to $8.99 for bulk products sold in delis or hot bars. Increases in raw materials costs, among other factors, may lead to us consider price increases in the future.

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

Sales/Brokers

As of January 31, 2016, our products are carried by approximately 10,100 food retail locations with an average of 3.16 different items per retail location, thereby totaling approximately 32,000 product placements on shelves in such retail locations. Our products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n’ go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large food distributors.

In December 2015, the Company increased its sales management efforts with the result that the Company is now actively soliciting business with almost every major retail supermarket chain in the country. Currently, all of our full-time employees and Dan Dougherty sell our products directly to supermarkets and mass retailers. MamaMancini’s products are currently sold primarily in the Northeast and Southeast.

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

Investments - Meatball Obsession

In March of 2011, we invested $27,032 for a 35% interest in Meatball Obsession. Meatball Obsession offers a fast service menu of single-serve, take-out meatball offerings. As of January 31, 2016, we owned 12% of Meatball Obsession. Meatball Obsession has expanded into 4 locations from the first kiosk that opened in March 2012 in New York City, and plans to open additional kiosks at universities, airports, food courts and other high pedestrian traffic areas around the United States. Meatball Obsession has signed an exclusive supply agreement with MamaMancini’s whereby Meatball Obsession will sell MamaMancini’s branded products as its primary menu selections. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession.

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

Supply Agreement

On March 1, 2010, the Company entered into a five-year agreement with JEFE. JEFE is owned by both the CEO and President of the Company. Under the terms of the agreement, the Company granted to JEFE a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. JEFE in turn granted to the Company the exclusive right to purchase the product. Under the terms of the agreement JEFE agreed to manufacture, package, and store the Company’s products. The Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The agreement was automatically renewed in February 2016 and will continue to automatically renew unless notice of termination is provided in writing by either party nine months prior to expiration.

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

Item1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently pay an administrative fee of $2,000 per month to JEFE which includes use of office space and telephones, computers and photocopy and fax use. We utilize approximately 1,000 square feet of office space on a month-to-month basis. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2016 and January 31, 2015. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2016	High	Low
First Quarter	$1.65	$1.00
Second Quarter	$1.48	$0.73
Third Quarter	$0.75	$0.51
Fourth Quarter	$0.75	$0.31

Fiscal Year Ended January 31, 2015	High	Low
First Quarter	$3.00	$1.25
Second Quarter	$3.60	$1.15
Third Quarter	$2.83	$1.80
Fourth Quarter	$2.10	$1.00

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 18, 2016, a total of 26,530,916 shares of the Company’s common stock are currently outstanding held by approximately 142 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

Preferred Stock. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder We have not paid any cash dividends to he holders of our Common Stock.

Common Stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends on our Common Stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have 450,000 shares of common stock authorized for issuance under our equity compensation plan. For more information on our equity compensation plan please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013.

Recent Sales of Unregistered Securities

During the period between June 11, 2015 and January 5, 2016, the Company had multiple closing of a Units Offering wherein the Company sold Units comprising shares of Series A Convertible Preferred Stock and Warrants. Each unit was priced at $100.00 and the Offering produced gross proceeds of $2,340,000. The initial 10,000 Units were acquired as follows: (1) 3,000 Units were acquired by the Company’s Chief Executive Officer on the conversion of $300,000 of demand notes then held by such officer; (2) 4,500 Units were acquired by the six directors of the Company on the conversion of certain Convertible Debentures held by such directors in the aggregate face amount of $450,000 and (3) Of the remaining 2,500 Units, 1,000 of the Units were acquired by the Company’s Chief Executive Officer (which were later sold to an unrelated party) and 1,500 Units were acquired by an accredited investor. The remaining 13,400 Units were acquired by 12 accredited investors. In the aggregate, the Company sold a total of 23,400 shares of Series A Preferred Stock (convertible according to their terms into 3,466,777 shares of Company Common Stock, subject to adjustment) and Warrants to purchase a total of 3,466,777 shares for a five-year period from the applicable closing date at a price of $1.00 (subject to adjustment). Additionally, in April 2016 the Company granted an aggregate of an additional 2,510,001 Warrants to investors in a prior offering. These Warrants are for a term of five (5) years at an exercise price of $1.50 per share.

There were no other sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

Item 6. Selected Financial Data.

Pursuant to permissive authority under Regulation S-K, Rule 301, we have omitted Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD- LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

The Company plans to sell more of its products into new and existing food retail outlets. At the same time, the Company is refining its customer base to concentrate on more profitable accounts. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show promise for additional product placements and sales in 2016 and thereafter. These products include Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Meat Balls, Hearty Beef and Turkey Sauce, Original Beef and Turkey Meat Loaves, Beef and Turkey Parmigiana Meat Loaves, Beef and Turkey Bacon Gorgonzola Meat Loaves and Grass-fed Beef Meatballs. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers. In December 2015 we expanded our broker sales representative network, adding 8 within various territories and with specific accounts of focus. We intend to add additional food brokers in 2016 to increase our geographical coverage in the United States from approximately 60% coverage in 2015 to approximately 90%. Management continues to solicit all major supermarket retailers, club stores and mass-market accounts. The Company is also soliciting business in Canada and Mexico.

The Company currently has supply agreement with JEFE, a related party, which has been extended to February 28, 2017. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

JEFE increased its manufacturing capacity in 2015 to meet the anticipated increased demand of the Company. Additions of high-speed equipment and new production order flow have occurred. The Company also expects that its packaging costs will decrease as it purchases longer runs of material and supplies but cannot guarantee that such packaging costs will decrease with the purchase of such materials or at all.

We believe that MamaMancini’s products have the ability to expand sales and deliver more products within several areas of consumption by consumers such as fresh meat, prepared foods, hot bars, cold bars in delis, and sandwich sections of supermarkets and other food retailers. In addition, we believe that MamaMancini’s products can be sold into food service channels, mass market, and exported or as a component of other products.

In addition, since April 2015, the Company has streamlined it sales, and in the process has eliminated sales to about 20% of its customers that had produced a negative profit contribution.

Results of Operations for the Years ended January 31, 2016 and January 31, 2015

The following table sets forth the summary statements of operations for the years ended January 31, 2016 and January 31, 2015:

	Years Ended
	January 31, 2016	January 31, 2015
Sales - Net of Slotting Fees and Discounts (1)	$12,603,447	$12,010,268
Gross Profit	$3,597,227	$3,206,728
Operating Expenses	$(5,856,544)	$(6,956,918)
Other Income (Expense)	$(1,252,301)	$(310,286)
Net Loss	$(3,511,618)	$(4,060,476)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the years ended January 31, 2016 and January 31, 2015, the Company reported a net loss of $(3,511,618) and $(4,060,476), respectively. The change in net loss between the year ended January 31, 2016 and January 31, 2015, which was primarily attributable to an increase in sales and decreases in expenses detailed below.

Sales: Sales, net of slotting fees and discounts increased by approximately 4.9% to $12,603,447 during the year ended January 31, 2015, from $12,010,268 during the year ended January 31, 2015. The Company has sold into approximately 32,000 retail and grocery locations at January 31, 2016 as compared to approximately 37,000 retail and grocery locations at January 31, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 29% for the year ended January 31, 2016 compared to 27% for the year ended January 31, 2015.

Operating Expenses: Operating expenses decreased by 16% during the year ended January 31, 2016, as compared to the year ended January 31, 2015. The $1,100,374 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $20,815 compared to the prior period which included stock options issued to the Board of Directors with grant date fair value of $136,587 which vested upon grant;

●	Advertising, social media and promotional expenses of $779,000 related to a decrease in spending on our radio advertising campaign and special promotions;

●	Professional fees decreased by $493,500 due to better management of this expense;

●	Trade show and travel expenses of $12,000 related to the members of the Company traveling and attending less trade shows;

●	Royalty expenses decreased by $13,000 due to changes in royalty rates in relation to fluctuations in sales;

These expense decreases were offset by increases in the following expenses:

●	Payroll and related expense of $142,900 as compensation to an overall increase in personnel;

●	Commission expenses of $35,900 related to increased sales;

●	Depreciation expense of $115,400 due to new fixed asset purchases during the period;

●	Research and development costs increased by $6,800 due to the increase in overall costs for research and development during the year;

●	Insurance expense increased by $28,900; and

●	Postage and freight of $141,200 due to higher sales offset by better efficiency, and higher shipping and handling costs for QVC.

Other Expense: Other expenses increased by $942,015 to $1,252,301 for the year ended January 31, 2016 as compared to $310,286 during the year ended January 31, 2015. For the year ended January 31, 2016, other expenses consisted of $555,071 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory notes and the related party notes payable. The Company also recorded $261,670 of amortization expense of the debt discount for the Manatuck Debenture. In addition, the Company recorded $55,471 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements. The Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015. For the year ended January 31, 2015, other expenses consisted of $163,136 in interest expense incurred on the Company’s previous line of credit with FGI, $46,197 of amortization expense of the debt discount for the Manatuck note and $100,953 of amortization expense related to the closing costs incurred in conjunction with the finance arrangements during the year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2016 compared to January 31, 2015:

	January 31, 2016	January 31, 2015	Increase/ (Decrease)

Current Assets	$4,719,995	$5,709,655	$(989,660)
Current Liabilities	$4,780,980	$2,745,534	$2,035,446
Working Capital	$(60,985)	$2,964,121	$(3,025,106)

As of January 31, 2016, we had a working capital deficiency of $(60,985) as compared to a working capital surplus of $2,964,121 as of January 31, 2015, a decrease of $3,025,106. The decrease in working capital is primarily attributable to long-term debt becoming short-term debt. During the year ended January 31, 2016, the Company raised net proceeds of $1,143,670 from the sale of 23,400 shares of preferred stock and $775,000 proceeds from various notes.

Net cash used in operating activities for the years ended January 31, 2016 and January 31, 2015 was $1,260,259 and $5,007,364, respectively. The net loss for the years ended January 31, 2016 and January 31, 2015 was $3,511,618 and $4,060,476, respectively.

Net cash used in all investing activities for the year ended January 31, 2016 was $208,226 as compared to $316,831 for the year ended January 31, 2015. During the year ended January 31, 2016 and 2015, the Company paid approximately $208,226 and $316,831, respectively, to acquire new machinery and equipment.

Net cash provided by all financing activities for the year ended January 31, 2016 was $1,200,912 as compared to $4,637,550 for the year ended January 31, 2015. During the year ended January 31, 2016, the Company had net borrowings of $650,000 for transactions pursuant to convertible debentures in May 2015 which were converted to Series A Preferred Stock as part of a private placement on June 11, 2015. During the year ended January 31, 2016, the Company received additional proceeds of $1,580,000 from private placements of Series A Preferred Stock. The Company also received proceeds of $125,000 from related party notes payable. These increases were offset by $10,021, $449,477, $120,000, $138,260 and $436,330 paid for deferred offering costs, net activity on line of credit, repayments on a term loan, net payments of promissory notes, and stock issuance costs, respectively. During the year ended January 31, 2015 the Company raised net proceeds of $1,180,003 from the sale of shares of common stock and $100,000 for common stock subscribed, net borrowings of $1,186,394, $600,000 and $2,000,000 for transactions pursuant to the line of credit, term loan and convertible note agreements, respectively. These increases were offset by $174,211, $214,636, and $40,000 paid for stock issuance costs, debt issuance costs, and repayments on a term loan, respectively.

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $3,511,618 and $1,260,259, respectively, for the year ended January 31, 2016.

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

During the year ended January 31, 2016, Management raised capital through debt and equity financings. The Company intends to utilize the capital in order to further advertise and market the Company’s brand and to assist in penetrating additional distribution channels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Our consolidated financial statements appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended January 31, 2016.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to January 31, 2016, we plan to undertake the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 1, 2016.

Name	Age	Position

Carl Wolf	72	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	47	President and Director

Lewis Ochs	69	Chief Financial Officer

Steven Burns	55	Director

Alfred D’Agostino	62	Director

Thomas Toto	61	Director

Dan Altobello	75	Director

Dean Janeway	72	Director

Carl Wolf has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a NASDAQ-listed public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay, which was a NASDAQ-listed public company which ally traded direct seller of spoken word through its audio book club and old time radio classic activities and download spoken content, from 2002 to 2004.

Mr. Wolf received his B.A. in 1965 from Rutgers University (Henry Rutgers Scholar) and his M.B.A. in 1966 from the University of Pittsburgh (with honors).

In evaluating Mr. Wolf’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in the food industry, as a serial entrepreneur in growing business, his knowledge of publicly traded companies, and his proven track record of success in such endeavors.

Matthew Brown has over 20 years of experience in the sales and marketing of products in the food industry. Beginning in February 2010 through the present, he has served as President of MamaMancini’s. From April 2001 until January of 2012, he served as the President of Hors D’oeuvres Unlimited, overseeing the day to day operations of their food manufacturing business. He previously worked as a marketing associate from September 1993 to December 1998 at Kraft Foods, Inc., where he dealt with numerous aspects of the company’s marketing of their food products.

Mr. Brown received his B.A. from the University of Michigan in 1991 and his M.B.A. from the University of Illinois in 1993.

In evaluating Mr. Brown’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in sales and marketing, and his proven track record of success in such endeavors.

Lewis Ochs has over 40 years of experience in the financial and accounting industry. From February 2010 through the present he has served as the Executive Vice President of Finance for MamaMancini’s. Effective September 5, 2014 Mr. Ochs was named our Chief Financial Officer. Additionally, beginning in January 2003 and still presently, he serves as the CFO of Hors D’oeuvres Unlimited, overseeing all of the financial aspects of the company. From 1979 through 1991, he also was an owner of Captive Plastics, Inc., a large molding manufacturer, directly contributing to the overseeing of over 500 union and non-union employees. At various times in his career he also acted as an independent consultant utilizing his financial skills including forensic accounting, restructuring of businesses, and as a field examiner for lending institutions.

Mr. Ochs received his B.S. in Accounting from the University of Akron in 1970.

In evaluating Mr. Ochs’ specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in finance and accounting, and his proven track record of success in such endeavors.

Steven Burns has over 20 years of experience in the management and operations of various companies. Mr. Burns has served as a director of MamaMancini’s from February 2010 through the present. Beginning in June 2011 and still presently, he serves as the Chairman of the Board of Directors of Meatball Obsession, LLC. Additionally, beginning in 2006 and still Presently he works as the President and CEO of Point Prospect, Inc., where he oversees the day to day operations of the company, which primarily deal with investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Alfred D’Agostino has over 34 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice- President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

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

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto has over 32 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day to day operations of importing and distributing cheeses around the world.

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

Dan Altobello has served as a director of MamaMancini’s since 2012. Since October 2000, Mr. Altobello, Chairman of Altobello Family LP, has been a private investor and active board member of several companies. From September 1995 until October 2000, Mr. Altobello was the Chairman of Onex Food Services, Inc., the parent of Caterair International, Inc. and LSG/SKY Chefs. He is a current member of the boards of directors of DiamondRock Hospitality Company, a publicly-traded hotel REIT, Northstar Senior Care Trust, Inc., a private company that intends to qualify as a REIT, Mesa Air Group, Inc. and Arlington Asset Investment, Corp, a principal investment firm that acquires and holds mortgage-related and other assets. From 2004 to December 2010, he served as a member of the board of JER Investors Trust, Inc., a specialty finance company. Mr. Altobello serves on the advisory board of Thayer | Hidden Creek, a private equity firm. Mr. Altobello is also a trustee of Loyola Foundation, Inc.

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

Mr. Altobello, received his B.A. from Georgetown University in June 1963 and his M.B.A. from Loyola University Maryland in June 1978.

Dean Janeway has served as a director of MamaMancini’s since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer- owned cooperative in the United States. From 1966 through 1990, Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of “Wakefern” providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.

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

Our Nominating/Corporate Governance Committee consists of Mr. Janeway and Mr. D’Agostino, with Mr. Janeway serving as the Chairman.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2016 and January 31, 2015.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2016	$150,000	0	0	0	0	0	0	$150,000
	2015	$150,000	0	0	0	0	0	0	$150,000

Matt Brown
President(2)	2016	$110,000	0	0	0	0	0	0	$110,000
	2015	$110,000	0	0	0	0	0	0	$110,000

Lewis Ochs(3)
Chief Financial
Officer	2016	$71,000	0	0	0	0	0	0	$71,000
	2015	$63,000	0	0	0	0	0	0	$63,000

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and Chief Financial Officer on September 5, 2014.

2016 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

									Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
						Number	of	Number	Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of Stock	of	Units or	Units or
	Number of	Number of	Number of			That	Stock	Other	Other
	Securities	Securities	Securities			Have	That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Not	Have	That	That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Vested	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Price	Expiration	(#)	Vested	Vested	Vested
	Exercisable	Unexercisable	Options (#)	($)	Date	(g)	($)	(#)	(#)
Name (a)	(b)	(c)	(d)	(e)	(f)	(9)	(h)	(i)	(j)
Carl Wolf Chief Executive Officer(1)	0	0	0	0	0

Lewis Ochs
CFO	45,000	0	0	$1.00	4/26/2018

Matthew
Brown
President(2)	0	0	0	0	0

Steven
Burns
Director(3)	10,000	0	0	$1.00	4/26/2018

Alfred
D’Agostino
Director(4)	10,000	0	0	$1.00	4/26/2018

Thomas
Toto
Director(5)	10,000	0	0	$1.00	4/26/2018

Dan
Altobello
Director(6)	10,000	0	0	$1.00	4/26/2018

Dean
Janeway
Director(7)	10,000	0	0	$1.00	4/26/2018

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

8.	Options were granted on April 26, 2013 and vesting is as follows: 50% vest immediately upon grant and 50% vest 18 months from the grant date.

DIRECTOR COMPENSATION

Our executive officers who are members of our board of directors and the directors who are not considered independent under the corporate governance rules of the New York Stock Exchange do not receive compensation from us for their service on our board of directors. Accordingly, Mr. Wolf and Mr. Brown do not receive compensation from us for their service on our board of directors. Only those directors who are considered independent directors under the corporate governance rules of the New York Stock Exchange receive compensation from us for their service on our board of directors. Mr. Burns, Mr. D’Agostino, Mr. Toto, Mr. Janeway and Mr. Altobello are to be paid $10,000 per annum for their service as members of the board, payable quarterly in Company common stock.

In 2013 and 2014, our directors were granted stock options to purchase 10,000 shares of the Company’s common stock at an exercise of $1.00 (“Option Grant 1”) and $2.95 (“Option Grant 2”), respectively. All such options vested immediately and expire 5 years from the date of grant. There is no formal arrangement with our board of directors for the granting of options. There is no assurance that the Company will continue to issue options to the board of directors or on what terms such issuance would occur. Each director that was granted 10,000 options under Option Grant 2 subsequently cancelled such 10,000 options to purchase common stock on April 23, 2014 in exchange for 8,000 shares of the Company’s common stock. In addition, our Lead Director, Steven Burns is paid $2,000 per month for his additional services in that capacity.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending on January 31, 2016 and January 31, 2015.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (8) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Steven Burns (1)	2016	$0	$0	$10,000	$0	$0	$0	$10,000

Director	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Alfred D’Agostino(2)	2016	$0	$0	$10,000	$0	$0	$0	$10,000

Director	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Thomas Toto(3)	2016	$0	$0	$10,000	$0	$0	$0	$10,000

Director	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Dan Altobello(4)	2016	$0	$0	$10,000	$0	$0	$0	$10,000

Director	2015	$0	$0	$27,317	$0	$0	$0	$27,317
Dean Janeway(5)	2016	$0	$0	$10,000	$0	$0	$0	$10,000

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Altobello was appointed as a director of the Company on January 24, 2013.

5.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2016. As compensation for his services, Mr. Wolf receives a base salary of $150,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2016. As compensation for his services, Mr. Brown receives a base salary of $110,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Lewis Ochs

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Lewis Ochs as our Vice President of Finance for a term of 1 year. Mr. Ochs employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date, As of March 5, 2016, Mr. Ochs may be terminated by the Company on thirty (30) days written notice. Effective September 5, 2014, Mr. Ochs was named our Chief Financial Officer. As compensation for his services, Mr. Ochs receives a base salary of $72,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Ochs is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Ochs is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Ochs is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Ochs’ Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 18, 2016 (26,530,916), and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	6,900,150	(3)	24.60%
Matthew Brown	5,457,471	(4)	20.437%
Lewis Ochs	52,980	(5)	*
Steven Burns	1,290,099	(6)	4.82%
Alfred D’Agostino	932,625	(7)	3.49%
Thomas Toto	784,477	(8)	2.95%
Daniel Altobello	213,105	(9)	*
Dean Janeway	288,104	(10)	1.08%
All executive officers and directors as a group (8 persons)	18,543,183		63.60	%(2)

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 18, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of the conversion of Series A Preferred shares, exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 18, 2016 (26,530,916) shares of Common Stock and (ii) the total number of shares that the beneficial owner may acquire upon conversion of Series A Preferred Stock, exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares. Share total includes 5,385,333 shares directly owned, 740,741 shares issuable on conversion of 5,000 shares of Series A Convertible Preferred Stock and 774,075 shares issuable on the exercise of Warrants.

(4)	The shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares. Share total includes 5,275,989 shares directly owned, 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock and 107,408 shares issuable on the exercise of Warrants.

(5)	This amount includes 7,980 shares directly owned and options to purchase 45,000 common shares.

(6)	This amount includes 21,313 shares held by Steven Burns, 1,029,434 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 57,871 shares of common stock.

(7)	This amount includes 111,702 shares directly held by Alfred D’Agostino, 604,070 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 35,372 shares of common stock.

(8)	This amount includes 649,105 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes 33,333 shares issuable on the exercise of Warrants and an option to purchase 35,372 shares of common stock.

(9)	This amount includes 46,623 shares held by Daniel Altobello. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 82,408 shares issuable on the exercise of Warrants and an option to purchase 10,000 shares of common stock.

(10)	This amount includes 96,623 shares held by Dean Janeway. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 10,000 shares of common stock.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 18, 2016, we have 26,530,916 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of April 18, 2016, the Company has 23,400 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder and are entitled to a liquidation preference equal to $100 per share plus all accrued and unpaid dividends. The Series A Convertible Preferred Stock is convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of the date of this report, the Company has 23,400 shares of Series A Convertible Preferred Stock issued and outstanding, which are convertible into 3,466,777 shares of Company Common Stock (subject to adjustment). Each share of Series A Convertible Preferred Stock is entitled to vote with Company Common Stock on an as-converted basis.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. We have not paid any cash dividends to he holders of our Common Stock. As of January 31, 2016, dividends in arrears totaled $66,992.

Common Stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends on our Common Stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

As of April 1, 2016, there are outstanding warrants to purchase 7,311,785 of our common shares. All of the warrants are exercisable for a term of five years with 505,400 having an exercise price of $1.00 per share (which expire between April 5, 2017 and December 5, 2017), 508,001 having an exercise price of $1.50 per share (which expire between July 12, 2018 and January 17, 2019), 14,000 having an exercise price of $2.50 per share (which expire on October 15, 2019), 3,959,999 having an exercise price of $0.675 per share (which expire between June 10, 2020 and November 20, 2020) and 2,510,001 having an exercise price of $1.50 per share (which expire on November 20, 2020). The aforementioned 2,510,001 Warrants were granted subsequent to January 31, 2016 to investors in a prior offering. 22,666 of the aforementioned options have been either cancelled or exercised.

Options

There are currently outstanding options to purchase 508,404 shares of Company Common Stock. Of this amount, 223,404 options at $1.00 per share expire on March 5, 2017, 264,000 options at $1.00 per share expire on April 26, 2018, 9,000 options at $2.97 per share expire on April 30, 2019 and 12,000 options, which were granted in February 2016, at $0.47 per share expire on February 1, 2021.

Manatuck Convertible Debenture

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. In April 2015, the maturity date was extended to May 2016 and 30,000 shares of restricted common stock were issued to Manatuck. Based on management’s review, the accounting for debt modification applied. The Company valued the 30,000 shares at the grant date share price of $1.32 and recorded $39,600 to debt discount on the consolidated balance sheet.

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $412,553 as of January 31, 2016 and 2015, respectively.

On October 29, 2015, the note was further amended to extend the maturity date to December 19, 2016. Per the terms of the execution of the extension, the Company was required to purchase the above 230,000 shares issued to Manatuck for a share price of $0.65, a value of $149,500 and incurred an amendment fee of $170,500, both of which were added to the outstanding principal of the debt. In addition, the extension reduced accrued interest by $220,000 and increased the outstanding principal of the debt by $220,000. The outstanding principal at January 31, 2016 was $2,540,000. Based on management’s review, the accounting for debt extinguishment applied. In accordance with the accounting for debt extinguishment, the Company wrote-off the unamortized debt discount of $190,483 and wrote-off the remaining debt issuance costs relating to this note of $19,106. These loss on debt extinguishment of $380,089 on the statement of operations is comprised of the write-off of the remaining debt discount of $190,483, the write-off of the debt issuance costs of $19,106, and the amendment fee of $170,500.

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

As of March 1, 2010, MamaMancini’s is under a supply and management agreement with JEFE until February 28, 2015. JEFE is owned by Matthew Brown and Karen Wolf (55%) and by Carl and Marion Wolf (45%), all of whom are shareholders of MamaMancini’s. Matthew Brown and Carl Wolf are also both officers and directors of MamaMancini’s. For the years ended January 31, 2016 and 2015, the company had a total of $24,000 and $48,000, respectively, incurred as other general and administrative expenses between the Company and JEFE. These expenses included insurance, freight, travel and other general and overhead expenses. Such expenses are the result of an informal arrangement between the Company and JEFE and no written agreement exists relating to the obligations to pay the same.

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, JEFE serves as our principal food manufacturing company. For the year ended January 31, 2016 and 2015, we paid JEFE $8,381,441 and $8,907,380, respectively, for the manufacturing of products. At January 31, 2016 and 2015, MamaMancini’s had a receivable in the amount of $2,248,781 and $2,213,037 from this manufacturer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2016 and January 31, 2015, were $40,000 and 31,890, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2016 and January 31, 2015 were $0 and $3,500, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2016 and January 31, 2015 were $5,000 and $10,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Audit Committee pre-approved all services provided by our independent auditors for the period covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: April 21, 2016	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	April 21, 2016
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	April 21, 2016
Matthew Brown

/s/ Lewis Ochs	Chief Financial Officer	April 21, 2016
Lewis Ochs

/s/ Steven Burns	Director	April 21, 2016
Steven Burns

/s/ Alfred D’Agostino	Director	April 21, 2016
Alfred D’Agostino

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MamaMancini’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. as of January 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended January 31, 2016 and 2015. MamaMancini’s Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated Financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MamaMancini’s Holdings, Inc. as of January 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years ended January 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses for the years ended January 31, 2016 and 2015 and has a working capital deficit as of January 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 20, 2016

american institute of certified public accountants ● center for audit quality ● private companies practice section ● prime global ● registered with the public company accounting oversight board

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2016	January 31, 2015
Assets

Assets:
Cash	$587,422	$854,995
Accounts receivable, net	1,476,582	2,233,211
Inventories	252,752	301,170
Prepaid expenses	154,458	107,242
Due from manufacturer - related party	2,248,781	2,213,037
Total current assets	4,719,995	5,709,655

Property and equipment, net	1,047,455	1,124,745

Debt issuance costs, net	26,620	101,197
Total Assets	$5,794,070	$6,935,597

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Accounts payable and accrued expenses	$769,551	$1,216,436
Line of credit	959,621	1,409,098
Term loan	120,000	120,000
Promissory notes	266,808	-
Notes payable - related party	125,000	-
Convertible note payable - net of debt discount	2,540,000	-
Total current liabilities	4,780,980	2,745,534

Term loan - net of current	320,000	440,000
Promissory notes - net of current portion	69,767	-
Convertible note payable - net of current portion and debt discount	-	1,587,447
Total long-term liabilities	389,767	2,027,447

Total Liabilities	5,170,747	4,772,981

Commitments and contingencies

Stockholders' Equity (Deficit)
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,507,516 and 26,047,376 shares issued and outstanding, respectively	265	260
Additional paid in capital	14,954,928	12,766,116
Common stock subscribed, $0.00001 par value; 66,667 and 66,667 shares, respectively	1	1
Accumulated deficit	(14,182,371)	(10,603,761)
Less: Treasury stock, 230,000 and 0 shares, respectively	(149,500)	-
Total Stockholders' Equity (Deficit)	623,323	2,162,616
Total Liabilities and Stockholders' Equity (Deficit)	$5,794,070	$6,935,597

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Year Ended
	January 31, 2016	January 31, 2015

Sales - net of slotting fees and discounts	$12,603,447	$12,010,268

Cost of sales	9,006,220	8,803,540

Gross profit	3,597,227	3,206,728

Operating expenses
Research and development	107,632	100,864
General and administrative expenses	5,748,912	6,856,054
Total operating expenses	5,856,544	6,956,918

Loss from operations	(2,259,317)	(3,750,190)

Other expenses
Interest expense	(555,071)	(163,136)
Amortization of debt discount	(261,670)	(46,197)
Amortization of closing costs	(55,471)	(100,953)
Loss on debt extinguishment	(380,089)	-
Total other expenses	(1,252,301)	(310,286)

Net loss	(3,511,618)	(4,060,476)

Less: preferred dividends	(66,992)	-

Net loss available to common stockholders	$(3,578,610)	$(4,060,476)

Net loss per common share - basic and diluted	$(0.14)	$(0.16)

Weighted average common shares outstanding - basic and diluted	26,147,913	25,487,778

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period February 1, 2014 through January 31, 2016

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Deficit)

Balance, February 1, 2014	-	$-	24,187,375	$242	-	-	$10,993,973	$8	$(6,543,285)	$4,450,938

Stock options issued for services	-	-	-	-	-	-	94,775	-	-	94,775

Warrants issued for services	-	-	-	-	-	-	206,981	-	-	206,981

Common stock issued for services	-	-	40,000	-	-	-	136,587	-	-	136,587

Common stock issued	-	-	1,620,001	16	-	-	1,179,995	(8)	-	1,180,003

Common stock subscribed, 66,667 shares	-	-	-	-	-	-	99,999	1	-	100,000

Stock issuance costs	-	-	-	-	-	-	(346,192)	-	-	(346,192)

Stock issued for debt financing	-	-	200,000	2	-	-	399,998	-	-	400,000

Net loss for the year ended January 31, 2015	-	-	-	-			-	-	(4,060,476)	(4,060,476)

Balance, January 31, 2015	-	-	26,047,376	260	-	-	12,766,116	1	(10,603,761)	2,162,616

Stock options issued for services	-	-	-	-	-	-	3,055	-	-	3,055

Stock issued for services	-	-	421,600	5	-	-	242,487	-	-	242,492

Cashless exercise of warrants	-	-	8,540	-	-	-	-	-	-	-

Stock issued for debt financing	-	-	30,000	-	-	-	39,600	-	-	39,600

Series A Preferred issued	22,300	-	-	-	-	-	2,230,000	-	-	2,230,000

Warrant issued for services	-	-	-	-	-	-	241,769	-	-	241,769

Stock issuance costs	-	-	-	-	-	-	(678,099)	-	-	(678,099)

Series A Preferred issued to settle liability	1,100	-	-	-	-	-	110,000	-	-	110,000

Series A Preferred dividend	-	-	-	-	-	-	-	-	(66,992)	(66,992)

Purchase of treasury stock	-	-	-	-	(230,000)	(149,500)	-	-	-	(149,500)

Net loss for the year ended January 31, 2016	-	-	-	-	-	-	-	-	(3,511,618)	(3,511,618)

Balance, January 31, 2016	23,400	$-	26,507,516	$265	(230,000)	$(149,500)	$14,954,928	$1	$(14,182,371)	$623,323

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 31, 2016	January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,511,618)	$(4,060,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285,516	170,113
Amortization of debt issuance costs	55,471	100,953
Amortization of debt discount	261,670	46,197
Amortization of deferred offering costs	10,021	-
Share-based compensation	245,547	266,362
Loss on extinguishment of debt	380,089	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	756,629	(1,203,579)
Inventories	48,418	(141,341)
Prepaid expenses	(47,216)	33,269
Due from manufacturer - related party	(35,744)	(840,001)
Increase (Decrease) in:
Accounts payable and accrued expenses	290,958	621,139
Net Cash Used In Operating Activities	(1,260,259)	(5,007,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(208,226)	(316,831)
Net Cash Used In Investing Activities	(208,226)	(316,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	1,580,000	-
Proceeds from issuance of common stock	-	1,180,003
Proceeds from common stock subscribed	-	100,000
Stock issuance costs	(436,330)	(174,211)
Deferred offering costs	(10,021)
Proceeds from demand notes	650,000	-
Proceeds from notes payable - related party	125,000	-
Debt issuance costs	-	(214,636)
Borrowings (repayment) of line of credit, net	(449,477)	1,186,394
Borrowings from term loan	-	600,000
Repayment of term loan	(120,000)	(40,000)
Repayment of promissory notes	(138,260)	-
Borrowings from convertible note	-	2,000,000
Net Cash Provided By Financing Activities	1,200,912	4,637,550

Net Decrease in Cash	(267,573)	(686,645)

Cash - Beginning of Period	854,995	1,541,640

Cash - End of Period	$587,422	$854,995

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$488,682	$132,803

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$241,769	$171,981
Conversion of demand notes to preferred stock	$650,000	$-
Stock issued for debt discount on convertible note	$39,600	$400,000
Accrued dividends	$66,992	$-
Purchase of common stock issued for amendment of convertible note	$149,500	$-
Accrued interest reclassified to principal balance of convertible note	$220,000	$-
Promissory note issued for accounts payable	$474,835	$-
Preferred A and warrants issued for accounts payable	$110,000	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $3,511,618 and $4,060,476 during the years ended January 31, 2016 and 2015, respectively. Also, as of January 31, 2016, the Company had $587,422 in cash, and current liabilities exceeded current assets by $60,985. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended January 31, 2016, the Company’s auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding the ability to continue as a going concern.

Management’s plans include raising additional funding from debt and equity transactions that will be used to support working capital and operational requirements. Also, the implementation of strong cost management practices and an increased focus on business development should result in the elimination of the operating losses suffered and improvement of cash flows; however, any results of the Company’s plans cannot be assumed. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2016 or January 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2016 and 2015, the Company had reserves of $2,000.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2016 and January 31, 2015:

	January 31, 2016	January 31, 2015
Finished goods	$252,752	$301,170

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the year ended January 31, 2016 and 2015 were $678,099 and $346,192, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the year ended January 31, 2016 and 2015 were $107,632 and $100,864, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Year Ended January 31, 2016	Year Ended January 31, 2015
Gross Sales	$13,138,214	$12,725,100
Less: Slotting, Discounts, Allowances	534,767	714,832
Net Sales	$12,603,447	$12,010,268

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the year ended January 31, 2016 and 2015 were $2,096,026 and $2,774,356, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share-based payments to non-employees in accordance with ASC 505-50 “Equity Based Payments to Non-Employees”.

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

For the year ended January 31, 2016 and 2015, share-based compensation amounted to $487,316 and $438,343, respectively. Of the $487,316, and $438,343 recorded for the year ended January 31, 2016 and 2015, $241,769 and $171,981 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

For the years ended January 31, 2016 and 2015, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2016	January 31, 2015
Risk-free interest rate	1.42% to 1.74%	0.26% to 1.67%
Expected life of grants	5 years	1 to 5 years
Expected volatility of underlying stock	178% to 184%	189% to 191%
Dividends	0%	0%

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-599. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

The Company had the following potential common stock equivalents at January 31, 2016:

Series A Preferred	3,466,667
Common stock subscribed	66,667
Common stock warrants, exercise price range of $0.675-$2.50	4,964,734
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	8,994,472

The Company had the following potential common stock equivalents at January 31, 2015:

Common stock subscribed	66,667
Common stock warrants, exercise price range of $1.00-$2.50	1,027,401
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	1,683,472

Since the Company reflected a net loss during the year ended January 31, 2016 and 2015, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.

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

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”). The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of ASU 2015-14 on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest-Imputation of Interest. To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-250-Interest-Imputation of Interest (Subtopic 835-30), which has been deleted. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on January 31, 2016 and 2015 are as follows:

	January 31, 2016	January 31, 2015
Machinery and Equipment	$1,112,522	$1,060,066
Furniture and Fixtures	17,942	16,887
Leasehold Improvements	429,282	274,567
	1,559,746	1,351,520
Less: Accumulated Depreciation	512,291	226,775
	$1,047,455	$1,124,745

Depreciation expense charged to income for the year ended January 31, 2016 and 2015 amounted to $285,516 and $170,113, respectively.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2016 and 2015, the Company’s ownership interest in MO was 12% and 13%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is co-owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest entity but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. In addition, based on the analysis the Company determined that the CEO and President of the Company is the primary beneficiary of the variable interest entity and bears the risk of loss. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date.

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

During the year ended January 31, 2016 and 2015, the Company purchased inventory of $8,381,441 and $8,907,380, respectively, from the Manufacturer.

During the year ended January 31, 2016 and 2015, the Manufacturer incurred expenses of $24,000 and $48,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At January 31, 2016 and January 31, 2015, the amount due from the Manufacturer is $2,248,781 and $2,213,037, respectively.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the year ended January 31, 2016 and 2015, the Company generated approximately $67,120 and $113,600 in revenues from MO, respectively.

As of January 31, 2016 and 2015, the Company had a receivable of $6,512 and $6,768 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the year ended January 31, 2016 and 2015, the Company recorded $48,000 and $48,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 8% per annum and mature on December 31, 2016. As of January 31, 2016, the outstanding principal balance of the notes was $125,000.

Note 6 - Promissory Notes

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. The Company paid $119,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015.

In January 2016, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $116,003, bearing interest at a rate of 6% and maturing in October 2016.

As of January 31, 2016, the outstanding balance on the notes was $336,575.

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

As noted in Note 8, on September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of January 31, 2016 and 2015, the outstanding balance on the line of credit was $959,621 and $1,409,098, respectively, in relation to the EGC line of credit.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

As of January 31, 2016 and 2015, the outstanding balance on the line of credit was $959,621 and $1,409,098, respectively.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $440,000 and $560,000 as of January 31, 2016 and 2015, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 9 - Convertible Note

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and matures in February 2016. Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. In April 2015, the maturity date was extended to May 2016 and 30,000 shares of restricted common stock were issued to Manatuck. Based on management’s review, the accounting for debt modification applied. The Company valued the 30,000 shares at the grant date share price of $1.32 and recorded $39,600 to debt discount on the consolidated balance sheet.

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $412,553 as of January 31, 2016 and 2015, respectively.

On October 29, 2015, the note was further amended to extend the maturity date to December 19, 2016. Per the terms of the execution of the extension, the Company was required to purchase the above 230,000 shares issued to Manatuck for a share price of $0.65, a value of $149,500 and incurred an amendment fee of $170,500, both of which were added to the outstanding principal of the debt. In addition, the extension reduced accrued interest by $220,000 and increased the outstanding principal of the debt by $220,000. The outstanding principal at January 31, 2016 was $2,540,000. Based on management’s review, the accounting for debt extinguishment applied. In accordance with the accounting for debt extinguishment, the Company wrote-off the existing debt of $2,000,000, wrote-off the unamortized debt discount of $190,483 and wrote-off the remaining debt issuance costs relating to this note of $19,106. The loss on debt extinguishment of $380,089 on the statement of operations is comprised of the write-off of the remaining debt discount of $190,483, the write-off of the debt issuance costs of $19,106, and the amendment fee of $170,500.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Future maturities of long term debt are as follows:

For the Twelve Month Period Ending January 31,
2017	$4,011,429
2018	189,767
2019	120,000
2020	80,000
$4,401,196

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Note 10 - Concentrations

Revenues

During the year ended January 31, 2016, the Company earned revenues from four customers representing approximately 16%, 14%, 13% and 10% of gross sales. As of January 31, 2016, these customers represented approximately 18%, 7%, 9% and 30% of total gross outstanding receivables, respectively.

During the year ended January 31, 2015, the Company earned revenues from three customers representing approximately 18%, 13% and 11% of gross sales. As of January 31, 2015, these customers represented approximately 23%, 12% and 15% of total gross outstanding receivables, respectively.

Cost of Sales

For the year ended January 31, 2016 and 2015, one vendor (a related party) represented approximately 95% and 95% of the Company’s purchases, respectively.

Note 11 - Stockholders’ Equity (Deficit)

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100 (“Stated Value”), as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. Despite the ratchet features included in the conversion option, the Company concluded that equity treatment was warranted since the feature was clearly and closely related to the host contract. The holders of the Series Preferred A will be entitled to (a) dividends at a rate of 8% per annum, (b) a liquidation preference equal to $100.00 per Series A Preferred share, (c) the option to convert the Series A Preferred shares to a number of shares of common stock calculated by dividing the Stated Value by $0.675 and (d) warrants to purchase a number of common shares calculated by dividing the Stated Value by $0.675 exercisable for a period of five years at a price of $1.00 per share. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of January 31, 2016, dividends in arrears totaled $66,992.

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

As discussed in Note 6, during January 2016, the Company settled an outstanding payable with one of its vendors by issuing a promissory note in the principal amount of $116,003 and 1,100 shares of the Company’s Series A Preferred and warrants to purchase 162,963 shares of common stock.

(B) Common Stock Transactions

Common Stock

On December 19, 2014, the Company issued a convertible redeemable debenture (the “Manatuck Debenture” as discussed in Note 8). Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. In April 2015 the maturity date of the note was extended until May 2016. Upon execution of the extension, the Company granted Manatuck 30,000 shares of the Company’s restricted common stock with a grant date fair value of $39,600.

During the year ended January 31, 2016, the Company issued 8,540 shares of its common stock for a cashless conversion of 22,666 warrants.

During the year ended January 31, 2016, the Company issued 421,600 shares of its common stock to employees for services rendered a value of $242,487.

Treasury Stock

As discussed in Note 9, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the consolidated balance sheets.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2014	541,404	$1.00
Exercisable – January 31, 2014	434,177	$1.00
Granted	59,000	$2.95
Exercised	-	$-
Forfeited/Cancelled	(104,000)	$-
Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	487,404	2.49 years	$1.00	487,404	$1.00
$2.97	9,000	3.50 years	$2.97	9,000	$2.97

At January 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $0 and $219,332, respectively.

As of January 31, 2016, the Company has $0 in stock-based compensation related to stock options that is yet to be vested. The weighted average remaining life of the options is 1.99 years.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2014	922,067	1.22
Exercisable – January 31, 2014	922,067	1.22
Granted	203,334	2.05
Exercised	-	-
Forfeited/Cancelled	(98,000)	-
Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27
Granted	3,959,999	$0.68
Exercised	(22,666)	$1.25
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2016	4,964,734	$0.80
Exercisable – January 31, 2016	4,964,734	$0.80

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	4,964,734	4.11 years	$0.80	4,964,734	$0.80

At January 31, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $227,430, respectively.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

The Company incurred $271,880 and $ 284,861 of royalty expenses for the year ended January 31, 2016 and 2015. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2016

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

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51 month term expiring on March 31, 2019 with annual payments of $18,848.

Total future minimum payments required under operating lease as of January 31, 2016 are as follows.

For the Twelve Month Period Ending January 31,
2017	$18,848
2018	18,848
2019	18,848
2020	3,141
$59,685

Note 13 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2016	January 31, 2015
Federal
Current	$-	$-
Deferred	(1,196,589)	(1,376,168)
State and Local
Current	-	-
Deferred	(209,051)	(369,301)
Change in valuation allowance	1,405,640	1,745,469
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $12.9M and $8.8M at January 31, 2016 and 2015, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $12.9M and $8.8M at January 31, 2016 and 2015, respectively, available to offset future taxable income through 2034.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended January 31, 2016 and 2015, the change in the valuation allowance was $1,405,640and $1,745,469.

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

No interest or penalties on unpaid tax were recorded during the year ended January 31, 2016 and 2015, respectively. As of January 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2016	Year Ended January 31, 2015

Net operating loss carryovers	$5,244,577	$3,855,903

Total deferred tax assets	5,244,577	3,855,903
Valuation allowance	(5,160,554)	(3,754,914)
Deferred tax asset, net of valuation allowance	84,023	100,989

Deferred Tax Liabilities
Other deferred tax liabilities	(84,023)	(100,989)
Total deferred tax liabilities	$(84,023)	$(100,989)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2016	Year Ended January 31, 2015

US Federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.9)	(5.9)
Deferred tax true-up	-	-
Change in valuation allowance	40.0	43.0
Other permanent differences	(0.1)	(3.0)
Income tax provision (benefit)	-%	-%

Note 14 – Subsequent Events

Subsequent to January 31, 2016, the Company issued 2,510,001 warrants investors in a prior offering. The Company also issued 12,000 options to an employee for services.

