Form 10-Q
period 2016-04-30
MamaMancini's Holdings, Inc.
filed 2016-06-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2016

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

As of June 9, 2016, there were 27,349,568 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2016	January 31, 2016
	(unaudited)
Assets

Assets:
Cash	$502,459	$587,422
Accounts receivable, net	1,725,201	1,476,582
Inventories	506,985	252,752
Prepaid expenses	169,545	154,458
Due from manufacturer - related party	2,197,051	2,248,781
Total current assets	5,101,241	4,719,995

Property and equipment, net	989,402	1,047,455
Total Assets	$6,090,643	$5,767,450

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$691,977	$769,551
Line of credit, net	1,423,165	933,001
Term loan	120,000	120,000
Promissory notes	240,761	266,808
Notes payable - related party	-	125,000
Convertible note payable, net	2,540,000	2,540,000
Total current liabilities	5,015,903	4,754,360

Term loan - net of current	290,000	320,000
Promissory notes - net of current portion	16,324	69,767
Notes payable - related party	125,000	-
Total long-term liabilities	431,324	389,767

Total Liabilities	5,447,227	5,144,127

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 26,955,503 and 26,507,516 shares issued and outstanding, respectively	270	265
Additional paid in capital	15,265,644	14,954,928
Common stock subscribed, $0.00001 par value; 66,667 and 66,667 shares, respectively	1	1
Accumulated deficit	(14,472,999)	(14,182,371)

Less: Treasury stock, 230,000 and 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	643,416	623,323

Total Liabilities and Stockholders’ Equity	$6,090,643	$5,767,450

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	April 30, 2016	April 30, 2015

Sales - net of slotting fees and discounts	$3,923,977	$3,236,490

Cost of sales	2,448,778	2,408,299

Gross profit	1,475,199	828,191

Operating expenses
Research and development	30,562	23,079
General and administrative expenses	1,499,857	1,657,759
Total operating expenses	1,530,419	1,680,838

Loss from operations	(55,220)	(852,647)

Other expenses
Interest expense	(161,762)	(123,357)
Amortization of debt discount	(9,125)	(118,552)
Total other expenses	(170,887)	(241,909)

Net loss	(226,107)	(1,094,556)

Less: preferred dividends	(64,521)	-

Net loss available to common stockholders	$(290,628)	$(1,094,556)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding - basic and diluted	26,507,516	26,057,141

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(226,107)	$(1,094,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,703	67,200
Amortization of debt discount	9,125	109,978
Share-based compensation	179,208	2,042
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(248,619)	967,934
Inventories	(254,233)	(168,175)
Prepaid expenses	(15,087)	(5,016)
Due from manufacturer - related party	51,730	7,621
Increase (Decrease) in:
Accounts payable and accrued expenses	(10,582)	(223,783)
Net Cash Used In Operating Activities	(437,862)	(336,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(18,650)	(65,494)
Net Cash Used In Investing Activities	(18,650)	(65,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(10,000)
Proceeds from demand notes	-	450,000
Borrowings (repayments) of line of credit, net	481,039	(462,779)
Repayment of term loan	(30,000)	(30,000)
Repayment of promissory notes	(79,490)	-
Net Cash Provided By (Used in) Financing Activities	371,549	(52,779)

Net Decrease in Cash	(84,963)	(455,028)

Cash - Beginning of Period	587,422	854,995

Cash - End of Period	$502,459	$399,967

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$72,311	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for debt discount on convertible note	$-	$39,600
Accrued dividends	$64,521	$-
Stock issued for Series A Preferred dividends	$131,513	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2016

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2016 filed on April 21, 2016. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2017.

The Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” during the first quarter of 2016. In accordance with the guidance, $26,620 of unamortized debt issuance costs, associated with the Company’s debt, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 31, 2016, to line of credit, net.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss available to common shareholders of $290,628 and $1,094,556 during the three months ended April 30, 2016 and 2015, respectively. Also, as of April 30, 2016, the Company had $502,459 in cash, and working capital of $85,338. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended January 31, 2016, the Company’s auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding the ability to continue as a going concern.

Management’s plans include raising additional funding from debt and/or equity transactions that will be used to refinance the Company’s maturing debt and for general working capital purposes. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2016 or January 31, 2016.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2016 and January 31, 2016, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2016 and January 31, 2016:

	April 30, 2016	January 31, 2016
Finished goods	$506,985	$252,752

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the three months ended April 30, 2016 and 2015 were $0 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2016 and 2015 were $30,562 and $23,079, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as general and administrative expenses.

Revenue Recognition

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products.

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
Gross Sales	$4,040,988	$3,428,864
Less: Slotting, Discounts, Allowances	117,011	192,374
Net Sales	$3,923,977	$3,236,490

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2016 and 2015 were $420,892 and $800,143, respectively.

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

For the three months ended April 30, 2016 and 2015, share-based compensation amounted to $179,208 and $2,042, respectively.

For the three months ended April 30, 2016, when computing fair value of share-based payments, the Company has considered the following variables:

April 30, 2016
Risk-free interest rate	1.28% to 1.33%
Expected life of grants	2.5 years
Expected volatility of underlying stock	178% to 179%
Dividends	0%

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

The Company had the following potential common stock equivalents at April 30, 2016:

Series A Preferred	3,466,667
Common stock warrants, exercise price range of $0.675-$2.50	4,964,734
Common stock options, exercise price of $0.39-$2.97	758,404
Total common stock equivalents	9,189,805

The Company had the following potential common stock equivalents at April 30, 2015:

Common stock warrants, exercise price range of $1.00-$2.50	1,004,735
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	1,501,139

Since the Company reflected a net loss during the three months ended April 30, 2016 and 2015, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the quarter ended April 30, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on April 30, 2016 and January 31, 2016 are as follows:

	April 30, 2016	January 31, 2016
Machinery and Equipment	$1,131,172	$1,112,522
Furniture and Fixtures	17,942	17,942
Leasehold Improvements	429,282	429,282
	1,578,396	1,559,746
Less: Accumulated Depreciation	588,994	512,291
	$989,402	$1,047,455

Depreciation expense charged to income for the three months ended April 30, 2016 and 2015 amounted to $76,703 and $67,200, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2016 and January 31, 2016, the Company’s ownership interest in MO was 12% and 12%, respectively.

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

During the three months ended April 30, 2016 and 2015, the Company purchased inventory of $2,843,012 and $2,425,621, respectively, from the Manufacturer.

During the three months ended April 30, 2016 and 2015, the Manufacturer incurred expenses of $6,000 and $6,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At April 30, 2016 and January 31, 2016, the amount due from the Manufacturer is $2,197,051 and $2,248,781 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2016 and 2015, the Company generated approximately $10,102 and $25,408 in revenues from MO, respectively.

As of April 30, 2016 and January 31, 2016, the Company had a receivable of $3,296 and $6,512 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended April 30, 2016 and 2015, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and mature on December 31, 2016. During the quarter ended April 30, 2016, the notes were extended until February 2018. As of April 30, 2016, the outstanding principal balance of the notes was $125,000.

Note 6 - Promissory Notes

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. The Company paid $173,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015. As of April 30, 2016 and January 31, 2016, the outstanding balance on the note was $191,082 and $239,459, respectively.

In January 2016, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $116,003, bearing interest at a rate of 6% and maturing in October 2016. As of April 30, 2016 and January 31, 2016, the outstanding balance on the note was $66,003 and $97,116, respectively.

As of April 30, 2016 and January 31, 2016, the aggregate outstanding balance on the notes was $257,085 and $336,575, respectively.

Note 7 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of April 30, 2016 and January 31, 2016, the outstanding balance on the line of credit was $1,423,165 and $933,001, respectively, net of debt discount of $17,495 and $26,620, respectively. The total facility is for an aggregate principal amount of up to $3,100,000. The facility consists of the following:

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

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The initial term of the facility is for a period of two years and will automatically renew for an additional one year period. The Company was required to pay a one-time, up-front facility fee equal to 2.25% of the total $3,100,000 facility and pays an annualized maintenance fee equal to 3% of the total facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company.

During the first quarter of 2016, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” In accordance with the guidance, $26,620 of unamortized debt issuance costs, specifically attributable to each of the Company’s debt issuances, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 31, 2016, to line of credit, net. The unamortized debt issuance costs are now presented as a direct deduction from each debt liability, consistent with the presentation of the corresponding debt discount, where applicable.

The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $17,495 and $26,620 as of April 30, 2016 and January 31, 2016, respectively.

As of April 30, 2016 and January 31, 2016 the outstanding balance on the line of credit was $1,423,165 and $933,001, respectively.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $410,000 and $440,000 as of April 30, 2016 and January 31, 2016, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 8 - Convertible Note

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $0 as of April 30, 2016 and January 31, 2016, respectively.

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

The outstanding principal at April 30, 2016 and January 31, 2016 was $2,540,000.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Future maturities of long-term debt are as follows:

For the Twelve Month Period Ending April 30,
2017	$4,341,421
2018	261,324
2019	120,000
2020	50,000
$4,772,745

Note 9 - Concentrations

Revenues

During the three months ended April 30, 2016, the Company earned revenues from four customers representing approximately 14%, 13%, 12% and 11% of gross sales. As of April 30, 2016, these customers represented approximately 16%, 8%, 14% and 25% of total gross outstanding receivables, respectively.

During the three months ended April 30, 2015, the Company earned revenues from four customers representing approximately 20%, 16%, 15% and 11% of gross sales. As of April 30, 2015, these customers represented approximately 14%, 11%, 23%, and 7% of total gross outstanding receivables, respectively.

Cost of Sales

For the three months ended April 30, 2016 and 2015, one vendor (a related party) represented 98% and 95% of the Company’s purchases, respectively.

Note 10 - Stockholders’ Equity (Deficit)

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100 (“Stated Value”), as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. Despite the ratchet features included in the conversion option, the Company concluded that equity treatment was warranted since the feature was clearly and closely related to the host contract. The holders of the Series Preferred A will be entitled to (a) dividends at a rate of 8% per annum, (b) a liquidation preference equal to $0.675 per Series A Preferred share, (c) the option to convert the Series A Preferred shares to a number of shares of common stock calculated by dividing the Stated Value by $0.675 and (d) warrants to purchase a number of common shares calculated by dividing the Stated Value by $0.675 exercisable for a period of five years at a price of $1.00 per share. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of April 30, 2016, all accrued dividends had been paid in Company common stock. Additionally, in April 2016 the Company granted an aggregate of an additional 2,510,001 Warrants to investors in a prior offering. These Warrants are for a term of five (5) years at an exercise price of $1.50 per share.

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

(B) Common Stock Transactions

Common Stock

During the three months ended April 30, 2016, the Company issued 268,395 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $131,513.

During the three months ended April 30, 2016, the Company issued 179,592 shares of its common stock to employees for services rendered a value of $92,000.

Treasury Stock

As discussed in Note 8, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04
Granted	262,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2016	758,404	$0.81
Exercisable – April 30, 2016	758,404	$0.81

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	758,404	2.69 years	$0.81	758,404	$0.81

At April 30, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $25,000 and $87,733, respectively.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2016	4,964,734	$0.80
Exercisable – January 31, 2016	4,964,734	$0.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2016	4,964,734	$0.80
Exercisable – April 30, 2016	4,964,734	$0.80

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	4,964,734	3.86 years	$0.80	4,964,734	$0.80

At April 30, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $88,925, respectively.

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

The Company incurred $85,704 and $85,837 of royalty expenses for the three months ended April 30, 2016 and 2015. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Total future minimum payments required under operating lease as of April 30, 2016 are as follows.

For the Twelve Month Period Ending April 30,
2017	$18,848
2018	18,848
2019	17,277
$54,973

Note 12 - Subsequent Events

On May 3, 2016, the Company granted 123,000 options to purchase common stock to employees and consultants. The options vest over a three year period with an exercise price of $0.60.

On May 15, 2016, the Company entered into a consulting agreement for investor relations services. Pursuant to the agreement, the consultant will receive a monthly fee of $2,500 in addition to 250,000 shares of common stock subject to a twelve month vesting schedule. The Company has the option to issue the consultant an additional 50,000 shares of common stock upon the 18 month anniversary of the contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD- LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” DETAILED IN PRIOR COMPANY FILINGS AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

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

The Company currently has supply agreement with JEFE, a related party, which has been extended to February 28, 2018. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

JEFE increased its manufacturing capacity in 2015 and added 12,000 square feet of warehouse space in April 2016 to meet the anticipated increased demand of the Company. Additions of high-speed equipment and new production order flow have occurred. The Company also expects that its packaging costs will decrease as it purchases longer runs of material and supplies but cannot guarantee that such packaging costs will decrease with the purchase of such materials or at all.

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

Results of Operations for the Three Months ended April 30, 2016 and April 30, 2015

The following table sets forth the summary statements of operations for the three months ended April 30, 2016 and April 30, 2015:

	Three Months Ended
	April 30, 2016	April 30, 2015
Sales - Net of Slotting Fees and Discounts (1)	$3,923,977	$3,236,490
Gross Profit	$1,475,199	$828,191
Operating Expenses	$(1,530,419)	$(1,680,838)
Other Expense	$(170,887)	$(241,909)
Net Loss	$(226,107)	$(1,094,556)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the quarters ended April 30, 2016 and April 30, 2015, the Company reported a net loss of $(226,107) and $(1,094,556), respectively. The change in net loss between the quarters ended April 30, 2016 and April 30, 2015, which was primarily attributable to an increase in sales and decreases in expenses detailed below.

Sales: Sales, net of slotting fees and discounts increased by approximately 21% to $3,923,977 during the quarter ended April 30, 2016, from $3,236,490 during the quarter ended April 30, 2015. The Company has sold into approximately 35,000 retail and grocery locations at April 30, 2016 as compared to approximately 37,600 retail and grocery locations at April 30, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 38% for the quarter ended April 30, 2016 compared to 26% for the quarter ended April 30, 2015.

Operating Expenses: Operating expenses decreased by 9% during the quarter ended April 30, 2016, as compared to the quarter ended April 30, 2015. The $150,419 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Advertising, social media and promotional expenses of $379,300 related to a decrease in spending on our radio advertising campaign and special promotions;

●	Payroll and related expense of $12,900 as compensation to personnel;

●	Professional fees decreased by $10,600 due to better management of this expense;

These expense decreases were offset by increases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $177,200 compared to the same quarter of the prior year;

●	Postage and freight of $116,900 due to higher sales offset by better efficiency, and higher shipping and handling costs for QVC.

●	Commission expenses of $31,900 related to increased sales;

●	Trade show and travel expenses of $14,300 related to the members of the Company participating in more trade shows;

●	Depreciation expense of $9,500 due to new fixed asset purchases during the period;

●	Research and development costs increased by $7,500 due to the increase in overall costs for research and development during the year;

Other Expense: Other expenses decreased by $71,022 to $170,887 for the quarter ended April 30, 2016 as compared to $241,909 during the quarter ended April 30, 2015. For the quarter ended April 30, 2016, other expenses consisted of $161,762 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory notes and the related party notes payable. In addition, the Company recorded $9,125 of amortization expense related to the debt discount and finance arrangements. For the quarter ended April 30, 2015, other expenses consisted of $123,357 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $118,552 of amortization expense related to the debt discount and finance arrangements

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2016 compared to January 31, 2016:

	April 30, 2016	January 31, 2016	Increase/ (Decrease)

Current Assets	$5,101,241	$4,719,995	$381,246
Current Liabilities	$5,015,903	$4,754,360	$261,543
Working Capital	$85,338	$(34,365)	$119,703

As of April 30, 2016, we had a working capital surplus of $85,338 as compared to a working capital deficiency of $(34,365) as of January 31, 2016, an increase of $119,703. The increase in working capital is primarily attributable to increases in accounts receivable and inventories offset by additional advances against the line of credit.

Net cash used in operating activities for the quarters ended April 30, 2016 and 2015 was $437,862 and $336,755, respectively. The net loss for the quarters ended April 30, 2016 and 2015 was $226,107 and $1,094,556, respectively.

Net cash used in all investing activities for the quarter ended April 30, 2016 was $18,650 as compared to $65,494 for the quarter ended April 30, 2015, respectively, to acquire new machinery and equipment.

Net cash provided by all financing activities for the quarter ended April 30, 2016 was $371,549 as compared to cash used by financing activities of $(52,779) for the quarter ended April 30, 2015. During the quarter ended April 30, 2016, the Company had net borrowings of $481,039 for transactions pursuant to the line of credit. These increases were offset by $30,000 and $79,490 paid for repayments on a term loan and net payments of promissory notes, respectively. During the quarter ended April 30, 2015 the Company raised net proceeds of $450,000 from demand notes. This increase was offset by $10,000, $462,779, and $30,000 paid for deferred offering costs, net repayments on a line of credit, and repayments of the term loan, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $226,107 and $437,862, respectively, for the quarter ended April 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from February 1, 2016 through June 9, 2016 which were not registered under the Securities Act.

Common Stock:

Shareholder	Issue Date	Security	Shares	Consideration
DANIEL ALTOBELLO	4/30/2016	Common	5,102	Board Fees

DANIEL ALTOBELLO	4/14/2016	Common	2,270	Expense Reimbursement

POINT PROSPECT, INC.	4/30/2016	Common	5,102	Board Fees

POINT PROSPECT, INC.	4/30/2016	Common	12,245	Lead Director Fees

ALFRED D’AGOSTINO REVOCABLE LIVING TRUST 11/6/2009	4/30/2016	Common	5,102	Board Fees

LEWIS H. OCHS	4/30/2016	Common	6,123	Stock in Lieu of compensation

DEAN JANEWAY	4/30/2016	Common	5,102	Board Fees

THOMAS G. TOTO	4/30/2016	Common	5,102	Board Fees

CARL T. WOLF	4/30/2016	Common	76,531	Stock in Lieu of compensation

DAN DOUGHERTY	4/30/2016	Common	12,245	Stock in Lieu of compensation

HAYDEN IR, LLC	4/30/2016	Common	4,082	Consulting Fees

BRIO FINANCIAL GROUP	4/30/2016	Common	6,123	Consulting Fees

CARL & MARION	4/30/2016	Common	35,737	Preferred Stock Dividend

MATT BROWN AND KAREN WOLF	4/30/2016	Common	8,844	Preferred Stock Dividend

MARY AND DEAN JANEWAY	4/30/2016	Common	8,934	Preferred Stock Dividend

ALFRED D’AGOSTINO REVOCABLE LIVING TRUST 11/6/2009	4/30/2016	Common	8,934	Preferred Stock Dividend

POINT PROSPECT, INC.	4/30/2016	Common	8,934	Preferred Stock Dividend

DANIEL & MAUREEN ALTOBELLO	4/30/2016	Common	8,776	Preferred Stock Dividend

CARL & MARION WOLF	4/30/2016	Common	31,927	Preferred Stock Dividend

CARL WOLF	4/30/2016	Common	14,830	Preferred Stock Dividend

DAVID H. RUSSELL FLP	4/30/2016	Common	14,694	Preferred Stock Dividend

MARTIN GROSS	4/30/2016	Common	22,041	Preferred Stock Dividend

THOMAS WALTHER	4/30/2016	Common	9,483	Preferred Stock Dividend

JAMES REYNOLDS	4/30/2016	Common	11,070	Preferred Stock Dividend

MARK WHITMORE	4/30/2016	Common	2,517	Preferred Stock Dividend

LARRY SORENSON	4/30/2016	Common	15,329	Preferred Stock Dividend

JOHN TOOHEY	4/30/2016	Common	7,710	Preferred Stock Dividend

MARIAN ELBERT	4/30/2016	Common	3,673	Preferred Stock Dividend

JAVIER CASTILLO	4/30/2016	Common	3,673	Preferred Stock Dividend

KEVORK NIKSARLI	4/30/2016	Common	3,673	Preferred Stock Dividend

KEVORK NIKSARLI	4/30/2016	Common	14,694	Preferred Stock Dividend

JOEL COHEN	4/30/2016	Common	18,367	Preferred Stock Dividend

STEVE VOELLER	4/30/2016	Common	3,673	Preferred Stock Dividend

BYRON FISCHER	4/30/2016	Common	3,673	Preferred Stock Dividend

WILLIAM HAYMAN	4/30/2016	Common	735	Preferred Stock Dividend

MARK BRANDOW	4/30/2016	Common	735	Preferred Stock Dividend

HYBRID MEDIA SERVICES LLC	4/30/2016	Common	5,787	Preferred Stock Dividend

ARANEA PARTNERS	5/15/2016	Common	90,000	Consulting Fees

BERNARD F. GIRMA	5/15/2016	Common	10,000	Consulting Fees

The securities issued in the abovementioned transactions were issued in connection with transactions which were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 13, 2016	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

