Form 10-Q
period 2016-07-31
MamaMancini's Holdings, Inc.
filed 2016-09-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2016

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

As of September 13, 2016, there were 27,245,344 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

MamaMancini’s Holdings, Inc.
Condensed Consolidated Balance Sheets

	July 31, 2016	January 31, 2016
	(Unaudited)
Assets

Assets:
Cash	$264,446	$587,422
Accounts receivable, net	1,360,243	1,476,582
Inventories	407,978	252,752
Prepaid expenses	226,474	154,458
Due from manufacturer - related party	2,180,863	2,248,781
Total current assets	4,440,004	4,719,995

Property and equipment, net	1,091,835	1,047,455
Total Assets	$5,531,839	$5,767,450

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$395,950	$769,551
Line of credit, net	-	933,001
Term loan	120,000	120,000
Promissory notes	156,275	266,808
Notes payable - related party	-	125,000
Convertible note payable	270,000	2,540,000
Total current liabilities	942,225	4,754,360

Term loan - net of current	260,000	320,000
Line of credit - net of current portion	1,096,630	-
Promissory notes - net of current portion	-	69,767
Convertible note payable - net of current portion	2,540,323	-
Notes payable - related party	125,000	-
Total long-term liabilities	4,021,953	389,767

Total Liabilities	4,964,178	5,144,127

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 27,245,334 and 26,507,516 shares issued and outstanding, respectively	272	265
Additional paid in capital	15,513,497	14,954,928
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,796,609)	(14,182,371)
Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	567,661	623,323

Total Liabilities and Stockholders’ Equity	$5,531,839	$5,767,450

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

Sales - net of slotting fees and discounts	$4,138,280	$2,739,200	$8,062,257	$6,092,479

Cost of sales	2,772,966	2,091,032	5,221,744	4,499,331

Gross profit	1,365,314	648,168	2,840,513	1,593,148

Operating expenses
Research and development	37,225	20,479	67,787	43,558
General and administrative expenses	1,437,256	1,390,625	2,937,113	3,173,746
Total operating expenses	1,474,481	1,411,104	3,004,900	3,217,304

Loss from operations	(109,167)	(762,936)	(164,387)	(1,624,156)

Other expenses
Interest expense	(157,949)	(124,705)	(319,711)	(248,062)
Amortization of debt discount	(9,694)	(83,437)	(18,819)	(182,270)
Amortization of closing costs	-	(29,228)	-	(40,374)
Total other expenses	(167,643)	(237,370)	(338,530)	(470,706)

Net loss	(276,810)	(1,000,306)	(502,917)	(2,094,862)

Less: preferred dividends	(46,800)	(10,959)	(111,321)	(10,959)

Net loss available to common stockholders	$(323,610)	$(1,011,265)	$(614,238)	$(2,105,821)

Net loss per common share - basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted average common shares outstanding -basic and diluted	27,039,199	26,085,916	26,776,279	26,071,767

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502,917)	$(2,094,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159,703	137,585
Amortization of debt discount	18,819	222,644
Share-based compensation	352,137	3,055
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	116,339	1,016,864
Inventories	(155,226)	(29,089)
Prepaid expenses	(43,891)	(21,649)
Due from manufacturer - related party	67,918	10,910
Increase (Decrease) in:
Accounts payable and accrued expenses	(36,285)	(58,222)
Liabilities to be settled in stock	-	49,347
Net Cash Used In Operating Activities	(23,403)	(763,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(204,083)	(100,683)
Net Cash Used In Investing Activities	(204,083)	(100,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	350,000
Stock issuance costs	-	(150,811)
Deferred offering costs	-	(19,021)
Proceeds from demand notes	-	650,000
Debt issuance costs	-	(6,191)
Borrowings (repayments) of line of credit, net	144,810	(357,936)
Repayment of term loan	(60,000)	(60,000)
Repayment of promissory notes	(180,300)	-
Net Cash (Used In) Provided By Financing Activities	(95,490)	406,041

Net Decrease in Cash	(322,976)	(458,059)

Cash - Beginning of Period	587,422	854,995

Cash - End of Period	$264,446	$396,936

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$76,311	$223,062

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issuance costs paid in the form of warrants	$-	$76,608
Conversion of demand notes to preferred stock	$-	$650,000
Stock issued for debt discount on convertible note	$-	$39,600
Accrued dividends	$-	$10,959
Stock issued for Series A Preferred dividends	$178,314	$-
Prepaid stock-based compensation	$28,125	$-
Accrued interest reclassified to principal balance of convertible note	$270,323	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2016

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss available to common shareholders of $614,238 and $2,105,821 during the six months ended July 31, 2016 and 2015, respectively. Also, as of July 31, 2016, the Company had $264,446 in cash, and working capital of $3,497,779. These factors all raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended January 31, 2016, the Company’s auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding the ability to continue as a going concern.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2016 or January 31, 2016.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of July 31, 2016 and January 31, 2016, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2016 and January 31, 2016:

	July 31, 2016	January 31, 2016
Finished goods	$407,978	$252,752

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the three and six months ended July 31, 2016 and 2015 were $0 and $0, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2016 and 2015 were $37,225 and $20,479, respectively. Research and development expenses for the six months ended July 31, 2016 and 2015 were $67,787 and $43,558, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
Gross Sales	$8,298,592	$6,249,578
Less: Slotting, Discounts, Allowances	236,335	157,099
Net Sales	$8,062,257	$6,092,479

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2016 and 2015 were $350,665 and $521,626, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2016 and 2015 were $771,557 and $1,438,558, respectively.

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

For the three months ended July 31, 2016 and 2015, share-based compensation amounted to $172,929 and $77,621, respectively. For the six months ended July 31, 2016 and 2015, share-based compensation amounted to $352,137 and $79,663, respectively. During the three and six months ended June 30, 2015, share-based compensation included stock issuance costs of $76,608 paid in form of warrants.

For the six months ended July 31, 2016, when computing fair value of share-based payments, the Company has considered the following variables:

July 31, 2016
Risk-free interest rate	1.07% to 1.33%
Expected life of grants	2.5 to 3.5 years
Expected volatility of underlying stock	166% to 179%
Dividends	0%

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

The Company had the following potential common stock equivalents at July 31, 2016:

Series A Preferred	3,466,667
Common stock warrants, exercise price range of $0.675-$2.50	4,964,734
Common stock options, exercise price of $0.39-$2.97	799,404
Total common stock equivalents	9,230,805

The Company had the following potential common stock equivalents at July 31, 2015:

Series A Preferred	1,000,000
Liabilities to be settled in stock	65,617
Common stock warrants, exercise price range of $1.00-$2.50	1,884,735
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	3,446,756

Since the Company reflected a net loss during the three and six months ended July 31, 2016 and 2015, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the six months ended July 31, 2016.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on July 31, 2016 and January 31, 2016 are as follows:

	July 31, 2016	January 31, 2016
Machinery and Equipment	$1,311,480	$1,112,522
Furniture and Fixtures	23,067	17,942
Leasehold Improvements	429,282	429,282
	1,763,829	1,559,746
Less: Accumulated Depreciation	671,994	512,291
	$1,091,835	$1,047,455

Depreciation expense charged to income for the three months ended July 31, 2016 and 2015 amounted to $83,000 and $70,385, respectively. Depreciation expense charged to income for the six months ended July 31, 2016 and 2015 amounted to $159,703 and $137,585, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2016 and January 31, 2016, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is co-owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest entity but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. In addition, based on the analysis the Company determined that the CEO and President of the Company is the primary beneficiary of the variable interest entity and bears the risk of loss. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. In September 2016, the agreement was amended and restated to extend the agreement until August 2, 2021. The amended agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The term of this Agreement shall expire on the later of the expiration date or a date which is three (3) years following a Change of Control. For purposes of the agreement, a Change of Control shall occur when a third party who is not currently a shareholder of the Company acquires control of at least fifty-one percent (51%) of the voting shares of the Company.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in the manufacturer incurring increased expense for packaging and shipping materials or in the Manufacturer being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse the Manufacturer for any labor costs incurred in repackaging. Per the agreement, all product delivery shipping costs are the expense of the Company. The Company agreed with the Manufacturer at the end of the last fiscal year that Company would purchase a minimum of $963,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return, the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month.

From time to time the Company will make improvements to the Manufacturer’s facility. The improvements are capitalized and depreciated over the estimated useful life.

During the three months ended July 31, 2016 and 2015, the Company purchased inventory of $2,667,959 and $1,624,008, respectively, from the Manufacturer. During the six months ended July 31, 2016 and 2015, the Company purchased inventory of $5,368,970 and $4,049,630, respectively, from the Manufacturer.

During the three months ended July 31, 2016 and 2015, the Manufacturer incurred expenses of $6,000 and $6,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the six months ended July 31, 2016 and 2015, the Manufacturer incurred expenses of $12,000 and $12,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At July 31, 2016 and January 31, 2016, the amount due from the Manufacturer is $2,180,863 and $2,248,781 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2016 and 2015, the Company generated approximately $223 and $6,528 in revenues from MO, respectively. For the six months ended July 31, 2016 and 2015, the Company generated approximately $10,325 and $31,936 in revenues from MO, respectively.

As of July 31, 2016 and January 31, 2016, the Company had a receivable of $0 and $6,512 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended July 31, 2016 and 2015, the Company recorded $12,000 and $12,000 in commissions and consulting expense from WWS, Inc. generated sales, respectively. For the six months ended July 31, 2016 and 2015, the Company recorded $24,000 and $24,000 in commissions and consulting expense from WWS, Inc. generated sales, respectively.

Notes Payable

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and mature on December 31, 2016. During the six months ended July 31, 2016, the notes were extended until February 2018. As of July 31, 2016, the outstanding principal balance of the notes was $125,000.

Note 6 - Promissory Notes

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. The Company paid $248,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015. As of July 31, 2016 and January 31, 2016, the outstanding balance on the note was $120,272 and $239,459, respectively.

In January 2016, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $116,003, bearing interest at a rate of 6% and maturing in October 2016. As of July 31, 2016 and January 31, 2016, the outstanding balance on the note was $36,003 and $97,116, respectively.

As of July 31, 2016 and January 31, 2016, the aggregate outstanding balance on the notes was $156,275 and $336,575, respectively.

Note 7 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of July 31, 2016 and January 31, 2016, the outstanding balance on the line of credit was $1,096,630 and $933,001, respectively, net of debt discount of $7,801 and $26,620, respectively. In September 2016 the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan:	$700,000

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

The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $7,801 and $26,620 as of July 31, 2016 and January 31, 2016, respectively.

As of July 31, 2016 and January 31, 2016 the outstanding balance on the line of credit was $1,104,431 and $959,621, respectively. In September 2016, the line of credit maturity date was extended to September 30, 2018 and is consequently shown as a long-term liability on the condensed consolidated balance sheets.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. The EGC Note is payable in 60 monthly installments of $10,000. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $380,000 and $440,000 as of July 31, 2016 and January 31, 2016, respectively. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021.

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $0 as of July 31, 2016 and January 31, 2016, respectively.

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

In August 2016, the note was further amended to extend the maturity date to September 30, 2017. The principal amount of the note shall be increased to $2,898,523, which shall be inclusive of accrued interest payable through October 31, 2016. In addition, the Company shall pay an origination fee of $50,000, payable in cash on October 31, 2016.

The outstanding balance including principal and interest at July 31, 2016 was $2,810,323. The outstanding principal balance as of January 31, 2016 was $2,540,000.

Optional conversion to convertible preferred stock is available upon completion of a qualified offering (as defined in the Manatuck Purchase Agreement) while the Manatuck Debenture is outstanding. Upon conversion of the Manatuck Debenture, the Company shall issue Manatuck shares of common stock as defined in the Manatuck Purchase Agreement.

Future maturities of long-term debt are as follows:

For the Twelve Month Period Ending July 31,
2017	$546,275
2018	2,785,323
2019	1,216,630
2020	20,000
$4,568,228

Note 9 - Concentrations

Revenues

During the six months ended July 31, 2016, the Company earned revenues from four customers representing approximately 20%, 13%, 12% and 11% of gross sales. As of July 31, 2016, these customers represented approximately 22%, 21%, 6% and 11% of total gross outstanding receivables, respectively.

During the six months ended July 31, 2015, the Company earned revenues from three customers representing approximately 19%, 17% and 12% of gross sales. As of July 31, 2015, these customers represented approximately 15%, 22% and 10% of total gross outstanding receivables, respectively.

Cost of Sales

For the six months ended July 31, 2016 and 2015, one vendor (a related party) represented 100% and 95% of the Company’s purchases, respectively.

Note 10 - Stockholders’ Equity

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100 (“Stated Value”), as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. Despite the ratchet features included in the conversion option, the Company concluded that equity treatment was warranted since the feature was clearly and closely related to the host contract. The holders of the Series Preferred A will be entitled to (a) dividends at a rate of 8% per annum, (b) a liquidation preference equal to $0.675 per Series A Preferred share, (c) the option to convert the Series A Preferred shares to a number of shares of common stock calculated by dividing the Stated Value by $0.675 and (d) warrants to purchase a number of common shares calculated by dividing the Stated Value by $0.675 exercisable for a period of five years at a price of $1.00 per share. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of July 31, 2016, all accrued dividends had been paid in Company common stock. Additionally, in April 2016 the Company granted an aggregate of an additional 2,510,001 Warrants to investors in a prior offering. These Warrants are for a term of five (5) years at an exercise price of $1.50 per share.

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

(B) Common Stock Transactions

Common Stock

During the six months ended July 31, 2016, the Company issued 333,902 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $178,314.

During the six months ended July 31, 2016, the Company issued 403,916 shares of its common stock to employees and consultants for services rendered a value of $259,881.

Treasury Stock

As discussed in Note 8, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04
Granted	385,000	$0.46
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2016	881,404	$0.78
Exercisable – July 31, 2016	799,404	$0.78

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	881,404	2.76 years	$0.78	799,404	$0.78

At July 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $107,720 and $0, respectively.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2016	4,964,734	$0.80
Exercisable – January 31, 2016	4,964,734	$0.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2016	4,964,734	$0.80
Exercisable – July 31, 2016	4,964,734	$0.80

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	4,964,734	3.61 years	$0.80	4,964,734	$0.80

At July 31, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $247,770 and $0, respectively.

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

The Company incurred $55,980 and $45,542 of royalty expenses for the three months ended July 31, 2016 and 2015. The Company incurred $141,684 and $131,379 of royalty expenses for the six months ended July 31, 2016 and 2015. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Total future minimum payments required under operating lease as of July 31, 2016 are as follows.

For the Twelve Month Period Ending July 31,
2017	$18,848
2018	18,848
2019	12,565
$50,261

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these financials.

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

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show promise for additional product placements and sales in 2016 and thereafter. These products include Eggplant Parmigiana, Stuffed Peppers, Baked Ziti and Meatballs, Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Meat Balls, Original Beef and Original Turkey Meat Loaves, Beef Parmigiana and Turkey Parmigiana Meat Loaves, Beef and Bacon Gorgonzola Meat Loaves and Grass-fed Beef Meatballs. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

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

The Company currently has supply agreement with JEFE, a related party, which has been extended to August 2, 2021. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

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

Results of Operations for the Three Months ended July 31, 2016 and July 31, 2015

The following table sets forth the summary statements of operations for the three months ended July 31, 2016 and July 31, 2015:

	Three Months Ended
	July 31, 2016	July 31, 2015
Sales - Net of Slotting Fees and Discounts (1)	$4,138,280	$2,739,200
Gross Profit	$1,365,314	$648,168
Operating Expenses	$(1,474,481)	$(1,411,104)
Other Expense	$(167,643)	$(237,370)
Net Loss	$(276,810)	$(1,000,306)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the quarters ended July 31, 2016 and July 31, 2015, the Company reported a net loss of $(276,810) and $(1,000,306), respectively. The change in net loss between the quarters ended July 31, 2016 and July 31, 2015, was primarily attributable to an increase in sales.

Sales: Sales, net of slotting fees and discounts increased by approximately 51% to $4,138,280 during the quarter ended July 31, 2016, from $2,739,200 during the quarter ended July 31, 2015. During the quarter ended July 31, 2016, the Company sold into higher volume locations compared to the quarter ended July 31, 2015. The Company has sold into approximately 36,000 retail and grocery locations at July 31, 2016 as compared to approximately 37,600 retail and grocery locations at July 31, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 33% for the quarter ended July 31, 2016 compared to 24% for the quarter ended July 31, 2015.

Operating Expenses: Operating expenses increased by 5% during the quarter ended July 31, 2016, as compared to the quarter ended July 31, 2015. The $63,377 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $177,200 compared to the same quarter of the prior year;

●	Postage and freight of $120,700 due to higher sales offset by better efficiency, and higher shipping and handling costs for QVC.

●	Commission expenses of $44,500 related to increased sales;

●	Research and development costs increased by $16,700 due to the increase in overall costs for research and development during the year;

●	Depreciation expense of $12,600 due to new fixed asset purchases during the period;

●	Payroll and related expense of $12,900 as compensation to personnel; and

●	Royalty expense of $10,400 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Advertising, social media and promotional expenses of $170,961 related to a decrease in spending on our radio advertising campaign and special promotions;

●	Professional fees decreased by $82,500 due to better management of this expense; and

●	Trade show and travel expenses of $10,000 related to better management of expenses.

Other Expense: Other expenses decreased by $69,727 to $167,643 for the quarter ended July 31, 2016 as compared to $237,370 during the quarter ended July 31, 2015. For the quarter ended July 31, 2016, other expenses consisted of $157,949 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory notes and the related party notes payable. In addition, the Company recorded $9,694 of amortization expense related to the debt discount and finance arrangements. For the quarter ended July 31, 2015, other expenses consisted of $124,705 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $112,665 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Six Months ended July 31, 2016 and July 31, 2015

The following table sets forth the summary statements of operations for the six months ended July 31, 2016 and July 31, 2015:

	Six Months Ended
	July 31, 2016	July 31, 2015
Sales - Net of Slotting Fees and Discounts (1)	$8,062,257	$6,092,479
Gross Profit	$2,840,513	$1,593,148
Operating Expenses	$(3,004,900)	$(3,217,304)
Other Expense	$(338,530)	$(470,706)
Net Loss	$(502,917)	$(2,094,862)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the six months ended July 31, 2016 and July 31, 2015, the Company reported a net loss of $(502,917) and $(2,094,862), respectively. The change in net loss between the periods ended July 31, 2016 and July 31, 2015, was primarily attributable to an increase in sales and decreases in expenses detailed below.

Sales: Sales, net of slotting fees and discounts increased by approximately 32% to $8,062,257 during the six months ended July 31, 2016, from $6,092,479 during the six months ended July 31, 2015. During the six months ended July 31, 2016, the Company sold into higher volume locations compared to the six months ended July 31, 2015. The Company has sold into approximately 36,000 retail and grocery locations at July 31, 2016 as compared to approximately 37,600 retail and grocery locations at July 31, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 35% for the six months ended July 31, 2016 compared to 26% for the six months ended July 31, 2015.

Operating Expenses: Operating expenses decreased by 7% during the six months ended July 31, 2016, as compared to the six months ended July 31, 2015. The $212,404 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Advertising, social media and promotional expenses of $667,001 related to a decrease in spending on our radio advertising campaign and special promotions; and

●	Professional fees decreased by $93,100 due to better management of this expense.

These expense decreases were offset by increases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $176,400 compared to the same quarter of the prior year;

●	Postage and freight of $237,606 due to higher sales offset by better efficiency, and higher shipping and handling costs for QVC.

●	Commission expenses of $76,300 related to increased sales;

●	Research and development costs increased by $24,200 due to the increase in overall costs for research and development during the year;

●	Depreciation expense of $22,100 due to new fixed asset purchases during the period; and

●	Royalty expense of $10,300 related to increased sales.

Other Expense: Other expenses decreased by $132,176 to $338,530 for the six months ended July 31, 2016 as compared to $470,706 during the six months ended July 31, 2015. For the six months ended July 31, 2016, other expenses consisted of $319,711 in interest expense incurred on the Company’s line of credit and term loan with EGC, the convertible debenture with Manatuck, the promissory notes and the related party notes payable. In addition, the Company recorded $18,819 of amortization expense related to the debt discount and finance arrangements. For the six months ended July 31, 2015, other expenses consisted of $248,062 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $222,644 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2016 compared to January 31, 2016:

	July 31, 2016	January 31, 2016	Increase/(Decrease)

Current Assets	$4,440,004	$4,719,995	$(279,991)
Current Liabilities	$942,225	$4,754,360	$(3,812,135)
Working Capital (Deficiency)	$3,497,779	$(34,365)	$3,532,144

As of July 31, 2016, we had a working capital of $3,497,779 as compared to a working capital deficiency of $(34,365) as of January 31, 2016, an increase of $3,532,144. The increase in working capital is primarily attributable to decreases in cash, accounts receivable, prepaid expenses and due from manufacturer all of which were offset by increases in inventories and decreases in accounts payable and accrued expenses. In addition, the line of credit and convertible note were amended in September 2016 and consequently reclassified to long-term on the condensed consolidated balance sheets.

Net cash used in operating activities for the six months ended July 31, 2016 and 2015 was $23,403 and $763,417, respectively. The net loss for the six months ended July 31, 2016 and 2015 was $502,917 and $2,094,862, respectively.

Net cash used in all investing activities for the six months ended July 31, 2016 was $204,083 as compared to $100,683 for the quarter ended July 31, 2015, respectively, to acquire new machinery and equipment.

Net cash used in by all financing activities for the six months ended July 31, 2016 was $(95,490) as compared to cash provided by financing activities of $406,041 for the quarter ended July 31, 2015. During the six months ended July 31, 2016, the Company had net borrowings of $144,810 for transactions pursuant to the line of credit. These increases were offset by $60,000 and $180,300 paid for repayments on a term loan and net payments of promissory notes, respectively. During the six months ended July 31, 2015, the Company raised net proceeds of $650,000 and $350,000 from demand notes and the issuance of preferred stock, respectively. This increase was offset by $19,021, $357,936, $60,000 and $150,811 paid for deferred offering costs, net repayments on a line of credit, repayments of the term loan, and stock issuance costs, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $502,917 and $23,403, respectively, for the six months ended July 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from May 1, 2016 through September 6, 2016 which were not registered under the Securities Act.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 13, 2016	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

