Form 10-Q
period 2016-10-31
MamaMancini's Holdings, Inc.
filed 2016-12-15
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2016

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

As of December 15, 2016, there were 27,587,855 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

MamaMancini’s Holdings, Inc.
Condensed Consolidated Balance Sheets

	October 31, 2016	January 31, 2016
	(Unaudited)
Assets
Assets:
Cash	$655,030	$587,422
Accounts receivable, net	1,871,200	1,476,582
Inventories	459,504	252,752
Prepaid expenses	202,416	154,458
Due from manufacturer - related party	2,136,646	2,248,781
Total current assets	5,324,796	4,719,995

Property and equipment, net	1,022,050	1,047,455
Total Assets	$6,346,846	$5,767,450

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable and accrued expenses	$383,567	$769,551
Line of credit, net	-	933,001
Term loan	140,004	120,000
Promissory notes	94,746	266,808
Notes payable - related party	-	125,000
Note payable - net	2,848,523	-
Convertible note payable - net	-	2,540,000
Total current liabilities	3,466,840	4,754,360

Term loan - net of current	548,329	320,000
Line of credit - net of current portion	1,450,480	-
Promissory notes - net of current portion	-	69,767
Notes payable - related party	117,656	-
Total long-term liabilities	2,116,465	389,767

Total Liabilities	5,583,305	5,144,127

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 27,562,906 and 26,507,516 shares issued and outstanding, respectively	275	265
Additional paid in capital	15,675,571	14,954,928
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,762,806)	(14,182,371)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	763,541	623,323

Total Liabilities and Stockholders’ Equity	$6,346,846	$5,767,450

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015

Sales - net of slotting fees and discounts	$4,576,225	$3,237,780	$12,638,482	$9,330,259

Cost of sales	2,892,012	2,255,649	8,113,756	6,754,980

Gross profit	1,684,213	982,131	4,524,726	2,575,279

Operating expenses
Research and development	38,529	33,877	106,316	77,435
General and administrative expenses	1,402,121	1,306,413	4,339,234	4,480,159
Total operating expenses	1,440,650	1,340,290	4,445,550	4,557,594

Income (loss) from operations	243,563	(358,159)	79,176	(1,982,315)

Other expenses
Interest expense	(153,159)	(145,252)	(472,870)	(393,314)
Amortization of debt discount	(9,801)	(79,400)	(28,620)	(261,670)
Amortization of closing costs	-	(12,622)	-	(52,996)
Loss on debt extinguishment	-	(380,089)	-	(380,089)
Total other expenses	(162,960)	(617,363)	(501,490)	(1,088,069)

Net income (loss)	80,603	(975,522)	(422,314)	(3,070,384)

Less: preferred dividends	(46,800)	(20,000)	(158,121)	(30,959)

Net income (loss) available to common stockholders	$33,803	$(995,522)	$(580,435)	$(3,101,343)

Net income (loss) per common share - basic	$0.00	$(0.04)	$(0.02)	$(0.12)
Net income (loss) per common share - diluted	$0.00	$(0.04)	$(0.02)	$(0.12)

Weighted average common shares outstanding
- basic	27,257,834	26,147,207	26,937,969	26,096,965
- diluted	27,507,834	26,147,207	26,937,969	26,096,965

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	October 31, 2016	October 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(422,314)	$(3,070,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251,197	209,884
Amortization of debt discount and debt issuance costs	28,620	314,666
Share-based compensation	488,039	114,504
Loss on extinguishment of debt	-	380,089
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(394,618)	853,767
Inventories	(206,752)	(23,701)
Prepaid expenses	(42,458)	(37,697)
Due from manufacturer - related party	112,135	113,252
Increase (Decrease) in:
Accounts payable and accrued expenses	39,532	256,306
Net Cash Used In Operating Activities	(146,619)	(889,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(225,792)	(204,024)
Net Cash Used In Investing Activities	(225,792)	(204,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	560,000
Stock issuance costs	-	(266,672)
Deferred offering costs	-	(10,021)
Proceeds from demand notes	-	650,000
Proceeds from notes payable - related party	-	125,000
Repayment of note payable - related party	(7,344)	-
Debt issuance costs	(50,000)	(11,191)
Borrowings (repayments) of line of credit, net	490,859	(331,799)
Borrowings from term loan	340,000	-
Repayment of term loan	(91,667)	(90,000)
Repayment of promissory notes	(241,829)	-
Net Cash Provided By Financing Activities	440,019	625,317

Net Increase (Decrease) in Cash	67,608	(468,021)

Cash - Beginning of Period	587,422	854,995

Cash - End of Period	$655,030	$386,974

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$191,423	$363,647

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$225,114	$-
Prepaid stock-based compensation	$7,500	$-
Accrued interest reclassified to principal balance of convertible note	$358,523	$220,000
Accrued dividends	$-	$30,959
Stock issuance costs paid in the form of warrants	$-	$84,547
Conversion of demand notes to preferred stock	$-	$650,000
Stock issued for debt discount on convertible note	$-	$39,600
Repurchase of common stock amendment of convertible note	$-	$149,500
Promissory note issued for accounts payable	$-	$358,832

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2016

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf and other similar meats and sauces. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss available to common shareholders of $580,435 and $3,101,343 during the nine months ended October 31, 2016 and 2015, respectively. Also, as of October 31, 2016, the Company had $655,030 in cash, and working capital of $1,857,956. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In their report for the fiscal year ended January 31, 2016, the Company’s auditors have expressed an opinion that, as a result of the conditions noted, there is substantial doubt regarding the ability to continue as a going concern.

Management’s plans include using cash flows and/or refinancing transactions to reduce the Company’s maturing debt and for general working capital purposes. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2016 or January 31, 2016.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of October 31, 2016 and January 31, 2016, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2016 and January 31, 2016:

	October 31, 2016	January 31, 2016
Finished goods	$459,504	$252,752

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	3-10 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the nine months ended October 31, 2016 and 2015 were $0 and $351,219, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2016 and 2015 were $38,529 and $33,877, respectively. Research and development expenses for the nine months ended October 31, 2016 and 2015 were $106,316 and $77,435, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended October 31, 2016	Nine Months Ended October 31, 2015
Gross Sales	$12,976,986	$9,583,170
Less: Slotting, Discounts, Allowances	338,504	252,911
Net Sales	$12,638,482	$9,330,259

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2016 and 2015 were $377,429 and $434,966, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2016 and 2015 were $1,148,986 and $1,873,524, respectively.

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

For the three months ended October 31, 2016 and 2015, share-based compensation amounted to $115,277 and $81,242, respectively. For the nine months ended October 31, 2016 and 2015, share-based compensation amounted to $488,039 and $199,051, respectively. During the three and nine months ended October 30, 2015, share-based compensation included stock issuance costs of $84,547 paid in form of warrants.

For the nine months ended October 31, 2016, when computing fair value of share-based payments, the Company has considered the following variables:

October 31, 2016
Risk-free interest rate	1.25% to 1.33%
Expected life of grants	2.5 to 3.5 years
Expected volatility of underlying stock	172% to 179%
Dividends	0%

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of Paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued, (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See Paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.), and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

Since the Company reflected a net loss for the nine months ended October 31, 2016 three and nine months ended October 31, 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive and therefore is not included in the table below.

The computations of basic and diluted net income attributable to common stockholders are as follows:

	For the Three Months Ended
	October 31, 2016
	Income	Shares (a)
Net income attributable to common stockholders	$33,803

Basic net income per common share	$0.00	27,257,834

Net income attributable to common stockholders	$33,803	27,257,834
Dilutive securities:
Options	-	250,000

Diluted net income	$33,803	27,507,834

Diluted net income per common share	$0.00

(a) - Weighted-average common shares outstanding.

The Company had the following potential common stock equivalents at October 31, 2016:

Series A Preferred	3,466,667
Common stock warrants, exercise price range of $0.68-$2.50	4,964,734
Common stock options, exercise price of $0.39-$2.97	799,404
Total common stock equivalents	9,230,805

The Company had the following potential common stock equivalents at October 31, 2015:

Series A Preferred	1,792,593
Common stock warrants, exercise price range of $0.68-$2.50	2,976,587
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	5,265,584

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the nine months ended October 31, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on October 31, 2016 and January 31, 2016 are as follows:

	October 31, 2016	January 31, 2016
Machinery and Equipment	$1,155,448	$1,112,522
Furniture and Fixtures	23,067	17,942
Leasehold Improvements	607,023	429,282
	1,785,538	1,559,746
Less: Accumulated Depreciation	763,488	512,291
	$1,022,050	$1,047,455

Depreciation expense charged to income for the three months ended October 31, 2016 and 2015 amounted to $91,492 and $72,300, respectively. Depreciation expense charged to income for the nine months ended October 31, 2016 and 2015 amounted to $251,197 and $209,884, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2016 and January 31, 2016, the Company’s ownership interest in MO was 12% and 12%, respectively.

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

From time to time the Company will make investments in equipment located at the Manufacturer’s facility. The equipment is capitalized and depreciated by the Company over the estimated useful life.

During the three months ended October 31, 2016 and 2015, the Company purchased inventory of $2,931,539 and $2,210,261, respectively, from the Manufacturer. During the nine months ended October 31, 2016 and 2015, the Company purchased inventory of $8,300,508 and $6,718,681, respectively, from the Manufacturer.

During the three months ended October 31, 2016 and 2015, the Manufacturer incurred expenses of $15,000 and $6,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the nine months ended October 31, 2016 and 2015, the Manufacturer incurred expenses of $27,000 and $18,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At October 31, 2016 and January 31, 2016, the amount due from the Manufacturer is $2,136,646 and $2,248,781 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2016 and 2015, the Company generated approximately $34,316 and $27,560 in revenues from MO, respectively. For the nine months ended October 31, 2016 and 2015, the Company generated approximately $44,641 and $59,496 in revenues from MO, respectively.

As of October 31, 2016 and January 31, 2016, the Company had a receivable of $18,920 and $6,512 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended October 31, 2016 and 2015, the Company recorded $12,000 and $12,000 in commissions and consulting expense from WWS, Inc. generated sales, respectively. For the nine months ended October 31, 2016 and 2015, the Company recorded $24,000 and $24,000 in commissions and consulting expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and mature on December 31, 2016. During the nine months ended October 31, 2016, the notes were extended until February 2018. As of October 31, 2016, the outstanding principal balance of the notes was $117,656.

Note 6 - Promissory Notes

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. The Company paid $248,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015. As of October 31, 2016 and January 31, 2016, the outstanding balance on the note was $84,993 and $239,459, respectively.

In January 2016, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $116,003, bearing interest at a rate of 6% and maturing in October 2016. As of October 31, 2016 and January 31, 2016, the outstanding balance on the note was $9,753 and $97,116, respectively. In November 2016, the note was fully repaid by the Company.

As of October 31, 2016 and January 31, 2016, the aggregate outstanding balance on the notes was $94,746 and $336,575, respectively.

Note 7 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of October 31, 2016 and January 31, 2016, the outstanding balance on the line of credit was $1,450,480 and $933,001, respectively, net of debt discount of $0 and $26,620, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

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

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The initial term of the facility is for a period of two years and will automatically renew for an additional one year period. The Company is required to pay an annual facility fee equal to 0.75% of the total $3,200,000 facility and pays an annualized maintenance fee equal to 2.16% of the total facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company.

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

The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $26,620 as of October 31, 2016 and January 31, 2016, respectively.

As of October 31, 2016 and January 31, 2016 the outstanding balance on the line of credit was $1,450,480 and $933,001, respectively. In September 2016, the line of credit maturity date was extended to September 30, 2018 and is consequently shown as a long-term liability on the condensed consolidated balance sheets.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $688,333 and $440,000 as of October 31, 2016 and January 31, 2016, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 8 – Note Payable

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $0 as of October 31, 2016 and January 31, 2016, respectively.

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

In August 2016, the note was further amended to extend the maturity date to September 30, 2017 as well as removed the convertible feature of the note. The principal amount of the note was increased to $2,898,523, which shall be inclusive of accrued interest payable through October 31, 2016. In addition, the Company paid an origination fee of $50,000 on October 31, 2016 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method.

The outstanding balance including principal and interest at October 31, 2016 was $2,848,523. The outstanding principal balance as of January 31, 2016 was $2,540,000.

Future maturities of debt are as follows:

For the Twelve Month Period Ending October 31,
2017	$3,083,273
2018	1,708,140
2019	140,004
2020	140,004
2021	128,317
$5,199,738

Note 9 - Concentrations

Revenues

During the nine months ended October 31, 2016, the Company earned revenues from three customers representing approximately 24%, 12% and 11% of gross sales. As of October 31, 2016, these customers represented approximately 31%, 18% and 6% of total gross outstanding receivables, respectively.

During the nine months ended October 31, 2015, the Company earned revenues from three customers representing approximately 16%, 16% and 13% of gross sales. As of October 31, 2015, these customers represented approximately 7%, 20% and 9% of total gross outstanding receivables, respectively.

Cost of Sales

For the nine months ended October 31, 2016 and 2015, one vendor (a related party) represented 100% and 93% of the Company’s purchases, respectively.

Note 10 - Stockholders’ Equity

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100 (“Stated Value”), as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. Despite the ratchet features included in the conversion option, the Company concluded that equity treatment was warranted since the feature was clearly and closely related to the host contract. The holders of the Series Preferred A will be entitled to (a) dividends at a rate of 8% per annum, (b) a liquidation preference equal to $0.675 per Series A Preferred share, (c) the option to convert the Series A Preferred shares to a number of shares of common stock calculated by dividing the Stated Value by $0.675 and (d) warrants to purchase a number of common shares calculated by dividing the Stated Value by $0.675 exercisable for a period of five years at a price of $1.00 per share. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of October 31, 2016, all accrued dividends had been paid in Company common stock. Additionally, in April 2016 the Company granted an aggregate of an additional 2,510,001 Warrants to investors in a prior offering. These Warrants are for a term of five (5) years at an exercise price of $1.50 per share.

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

(B) Common Stock Transactions

Common Stock

During the nine months ended October 31, 2016, the Company issued 437,898 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $225,114.

During the nine months ended October 31, 2016, the Company issued 617,492 shares of its common stock to employees and consultants for services rendered of $373,219.

Treasury Stock

As discussed in Note 8, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04
Granted	385,000	$0.46
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2016	881,404	$0.78
Exercisable – October 31, 2016	799,404	$0.78

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	881,404	2.51 years	$0.78	799,404	$0.78

At October 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $15,000 and $0, respectively.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2016	4,964,734	$0.80
Exercisable – January 31, 2016	4,964,734	$0.80
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2016	4,964,734	$0.80
Exercisable – October 31, 2016	4,964,734	$0.80

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	4,964,734	3.36 years	$0.80	4,964,734	$0.80

At October 31, 2016 and 2015, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

The Company incurred $67,589 and $56,105 of royalty expenses for the three months ended October 31, 2016 and 2015, respectively. The Company incurred $209,273 and $187,641 of royalty expenses for the nine months ended October 31, 2016 and 2015, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. During the nine months ended October 31, 2016, no payments were made to Spartan.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51 month term expiring on March 31, 2019 with annual payments of $18,847.

Total future minimum payments required under operating lease as of October 31, 2016 are as follows:

For the Twelve Month Period Ending October 31,
2017	$18,847
2018	18,847
2019	7,855
$45,549

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

Plan of Operation

The Company plans to sell more of its products into new and existing food retail outlets. At the same time, the Company is refining its customer base to concentrate on more profitable accounts. Social media activity has increased with Facebook, Twitter, Pinterest, and YouTube. The Company is utilizing various consumer merchandising activities including newsletter mailings, blogs, helpful consumer content, virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, co-op retail advertising to increase sales to existing customers and new customers and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways.

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show promise for additional product placements and sales in 2016 and thereafter. These products include Eggplant Parmigiana, Stuffed Peppers, Baked Ziti and Meatballs, Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Meat Balls, Original Beef and Original Turkey Meat Loaves, Beef Parmigiana and Turkey Parmigiana Meat Loaves, Beef and Bacon Gorgonzola Meat Loaves, Grass-fed Beef Meatballs, Hearty Beef Sauce and Hearty Turkey Sauce. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers. In December 2015 we expanded our broker sales representative network, adding 8 within various territories and with specific accounts of focus. We added additional food brokers in fiscal 2017 to increase our geographical coverage in the United States from approximately 60% coverage in fiscal 2016 to approximately 90% as of October 31, 2016. Management continues to solicit all major supermarket retailers, club stores and mass-market accounts. The Company is also soliciting business in Canada and Mexico.

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

Results of Operations for the Three Months ended October 31, 2016 and October 31, 2015

The following table sets forth the summary statements of operations for the three months ended October 31, 2016 and October 31, 2015:

	Three Months Ended
	October 31, 2016	October 31, 2015
Sales - Net of Slotting Fees and Discounts (1)	$4,576,225	$3,237,780
Gross Profit	$1,684,213	$982,131
Operating Expenses	$(1,440,650)	$(1,340,290)
Other Expense	$(162,960)	$(617,363)
Net Income (Loss)	$80,603	$(975,522)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the quarters ended October 31, 2016 and October 31, 2015, the Company reported net income of $80,603 and a net loss of $(975,622), respectively. The change in net loss between the quarters ended October 31, 2016 and October 31, 2015, was primarily attributable to an increase in sales.

Sales: Sales, net of slotting fees and discounts increased by approximately 41% to $4,576,225 during the quarter ended October 31, 2016, from $3,237,780 during the quarter ended October 31, 2015. During the quarter ended October 31, 2016, the Company sold into higher volume locations compared to the quarter ended October 31, 2015. The Company has sold into approximately 37,700 retail and grocery locations at October 31, 2016 as compared to approximately 31,900 retail and grocery locations at October 31, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 36.8% for the quarter ended October 31, 2016 compared to 30.3% for the quarter ended October 31, 2015.

Operating Expenses: Operating expenses increased by 7.5% during the quarter ended October 31, 2016, as compared to the quarter ended October 31, 2015. The $100,360 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $60,400 compared to the same quarter of the prior year;

●	Postage and freight of $70,500 due to higher sales offset by better efficiency,

●	Commission expenses of $26,300 related to increased sales;

●	Research and development costs increased by $4,700 due to the increase in overall costs for research and development during the year;

●	Depreciation expense of $19,200 due to new fixed asset purchases during the period;

●	Payroll and related expense of $6,800 as compensation to personnel; and

●	Royalty expense of $11,500 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Advertising, social media and promotional expenses of $58,100 related to a decrease in spending on our radio advertising campaign and special promotions; and

●	Professional fees decreased by $55,900 due to better management of this expense.

Other Expense: Other expenses decreased by $454,403 to $162,960 for the quarter ended October 31, 2016 as compared to $617,363 during the quarter ended October 31, 2015. For the quarter ended October 31, 2016, other expenses consisted of $153,159 in interest expense incurred on the Company’s line of credit and term loan with EGC, the note payable with Manatuck, the promissory notes and the related party notes payable. In addition, the Company recorded $9,801 of amortization expense related to the debt discount and finance arrangements. For the quarter ended October 31, 2015, other expenses consisted of $145,252 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $92,022 of amortization expense related to the debt discount and finance arrangements. During the three months ended October 31, 2015, the Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015.

Results of Operations for the Nine Months ended October 31, 2016 and October 31, 2015

The following table sets forth the summary statements of operations for the nine months ended October 31, 2016 and October 31, 2015:

	Nine Months Ended
	October 31, 2016	October 31, 2015
Sales - Net of Slotting Fees and Discounts (1)	$12,638,483	$9,330,259
Gross Profit	$4,524,726	$2,575,279
Operating Expenses	$(4,445,550)	$(4,557,594)
Other Expense	$(501,490)	$(1,088,069)
Net Loss	$(422,314)	$(3,070,384)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the nine months ended October 31, 2016 and October 31, 2015, the Company reported a net loss of $(422,314) and $(3,070,384), respectively. The change in net loss between the periods ended October 31, 2016 and October 31, 2015, was primarily attributable to an increase in sales and decreases in expenses detailed below.

Sales: Sales, net of slotting fees and discounts increased by approximately 35.5% to $12,638,483 during the nine months ended October 31, 2016, from $9,330,259 during the nine months ended October 31, 2015. During the nine months ended October 31, 2016, the Company sold into higher volume locations compared to the Nine months ended October 31, 2015. The Company has sold into approximately 37,700 retail and grocery locations at October 31, 2016 as compared to approximately 31,900 retail and grocery locations at October 31, 2015. The reduction of sales locations was done to eliminate certain unprofitable retailers. These actions have contributed to an increased profit margin percentage.

Gross Profit: The gross profit margin was 35.8% for the nine months ended October 31, 2016 compared to 27.6% for the nine months ended October 31, 2015.

Operating Expenses: Operating expenses decreased by 2.5% during the nine months ended October 31, 2016, as compared to the nine months ended October 31, 2015. The $112,044 decrease in operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Advertising, social media and promotional expenses of $716,900 related to a decrease in spending on our radio advertising campaign and special promotions; and

●	Professional fees decreased by $148,900 due to better management of this expense.

These expense decreases were offset by increases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $236,800 compared to the same period of the prior year;

●	Postage and freight of $308,100 due to higher sales offset by better efficiency,

●	Commission expenses of $102,600 related to increased sales;

●	Research and development costs increased by $28,900 due to the increase in overall costs for research and development during the year;

●	Depreciation expense of $41,300 due to new fixed asset purchases during the period; and

●	Royalty expense of $21,800 related to increased sales.

Other Expense: Other expenses decreased by $586,579 to $501,490 for the nine months ended October 31, 2016 as compared to $1,088,069 during the nine months ended October 31, 2015. For the nine months ended October 31, 2016, other expenses consisted of $472,870 in interest expense incurred on the Company’s line of credit and term loan with EGC, the note payable with Manatuck, the promissory notes and the related party notes payable. In addition, the Company recorded $28,620 of amortization expense related to the debt discount and finance arrangements. For the nine months ended October 31, 2015, other expenses consisted of $393,314 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $314,666 of amortization expense related to the debt discount and finance arrangements. During the nine months ended October 31, 2015, the Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2016 compared to January 31, 2016:

	October 31, 2016	January 31, 2016	Increase/(Decrease)

Current Assets	$5,324,796	$4,719,995	$604,801
Current Liabilities	$3,466,840	$4,754,360	$(1,287,520)
Working Capital (Deficiency)	$1,857,956	$(34,365)	$1,892,321

As of October 31, 2016, we had a working capital of $1,857,956 as compared to a working capital deficiency of $(34,365) as of January 31, 2016, an increase of $1,892,321. The increase in working capital is primarily attributable to increases in cash, accounts receivable, prepaid expenses, inventories and decreases in accounts payable and accrued expenses, promissory notes and related party notes all of which were offset by decreases in due from manufacturer and increases in term loan and note payable. In addition, the line of credit was amended in September 2016 and consequently reclassified to long-term on the condensed consolidated balance sheets.

Net cash used in operating activities for the nine months ended October 31, 2016 and 2015 was $146,619 and $889,314, respectively. The net loss for the nine months ended October 31, 2016 and 2015 was $422,314 and $3,070,384, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2016 was $225,792 as compared to $204,024 for the nine months ended October 31, 2015, respectively, to acquire new machinery and equipment.

Net cash provided by all financing activities for the nine months ended October 31, 2016 was $440,019 as compared to cash provided by financing activities of $625,317 for the nine months ended October 31, 2015. During the nine months ended October 31, 2016, the Company had net borrowings of $490,859 and $340,000 for transactions pursuant to the line of credit and term loan, respectively. These increases were offset by $91,667 and $241,829 paid for repayments on a term loan and net payments of promissory notes, respectively. During the nine months ended October 31, 2015, the Company raised net proceeds of $560,000 from the issuance of preferred stock, $650,000 from the issuance of demand notes and $125,000 from the proceeds of a note payable from related parties. This increase was offset by $266,672 stock offering costs, $10,021 deferred offering costs, $11,191 debt issuance costs, $331,799 net repayments of line of credit and $90,000 repayments of term loan, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $422,314 and $146,619, respectively, for the nine months ended October 31, 2016.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from August 1, 2016 through December 5, 2016 which were not registered under the Securities Act.

Shareholder	Issue Date	Security	Shares	Consideration

Carl & Marion Wolf	September 27, 2016	Common	4,000	Preferred Stock Dividend
Matt Brown /Karen Wolf	September 27, 2016	Common	1,000	Preferred Stock Dividend
Mary & Dean Janeway	September 27, 2016	Common	1,000	Preferred Stock Dividend
Alfred D’Agostino Revocable Living Trust 11/6/09	September 27, 2016	Common	1,000	Preferred Stock Dividend
PointProspect, Inc.	September 27, 2016	Common	1,000	Preferred Stock Dividend
Daniel & Maureen Altobello	September 27, 2016	Common	1,000	Preferred Stock Dividend
Carl & Marion Wolf	September 27, 2016	Common	4,000	Preferred Stock Dividend
Carl Wolf	September 27, 2016	Common	2,000	Preferred Stock Dividend
David H. Russell Family Limited Partnership LLLP	September 27, 2016	Common	2,000	Preferred Stock Dividend
Martin Gross	September 27, 2016	Common	3,000	Preferred Stock Dividend
Thomas Walther	September 27, 2016	Common	1,700	Preferred Stock Dividend
James Reynolds	September 27, 2016	Common	2,000	Preferred Stock Dividend
Mark Whitmore	September 27, 2016	Common	500	Preferred Stock Dividend
Larry Sorenson	September 27, 2016	Common	4,000	Preferred Stock Dividend
John Toohey	September 27, 2016	Common	2,000	Preferred Stock Dividend
Marian Elbert	September 27, 2016	Common	1,000	Preferred Stock Dividend
Javier Castillo	September 27, 2016	Common	1,000	Preferred Stock Dividend
Kevork Niksarli	September 27, 2016	Common	1,000	Preferred Stock Dividend
Kevork Niksarli	September 27, 2016	Common	4,000	Preferred Stock Dividend
Joel Cohen	September 27, 2016	Common	5,000	Preferred Stock Dividend
Steve Voeller	September 27, 2016	Common	1,000	Preferred Stock Dividend
Byron Fischer	September 27, 2016	Common	1,000	Preferred Stock Dividend
William Hayman	September 27, 2016	Common	200	Preferred Stock Dividend
Mark Brandow	September 27, 2016	Common	200	Preferred Stock Dividend
Hybrid Media Services LLC	September 27, 2016	Common	2,200	Preferred Stock Dividend
Dan Altobello	September 27, 2016	Common	3,378	Stock in lieu of compensation
Matthew Brown	September 27, 2016	Common	24,324	Stock in lieu of compensation
Lewis H. Ochs	September 27, 2016	Common	4,054	Stock in lieu of compensation
Steven R. Burns	September 27, 2016	Common	3,378	Stock in lieu of compensation
Steven R. Burns	September 27, 2016	Common	16,216	Stock in lieu of compensation
Alfred D’Agostino	September 27, 2016	Common	3,378	Stock in lieu of compensation
Dean Janeway	September 27, 2016	Common	3,378	Stock in lieu of compensation
Thomas G. Toto	September 27, 2016	Common	3,378	Stock in lieu of compensation
Carl T. Wolf	September 27, 2016	Common	50,676	Stock in lieu of compensation

Dan Dougherty	September 27, 2016	Common	8,108	Stock in lieu of compensation
Brio Financial Group	September 27, 2016	Common	4,054	Stock in lieu of compensation
Aranea Partners	September 27, 2016	Common	25,000	Stock in lieu of compensation
Aranea Partners	November 15, 2016	Common	25,000	Stock in lieu of compensation
Carl & Marion Wolf	November 28, 2016	Common	8,889	Preferred Stock Dividend
Matt Brown /Karen Wolf	November 28, 2016	Common	2,222	Preferred Stock Dividend
Mary & Dean Janeway	November 28, 2016	Common	2,222	Preferred Stock Dividend
Alfred D’Agostino Revocable Living Trust 11/6/09	November 28, 2016	Common	2,222	Preferred Stock Dividend
PointProspect, Inc.	November 28, 2016	Common	2,222	Preferred Stock Dividend
Daniel & Maureen Altobello	November 28, 2016	Common	2,222	Preferred Stock Dividend
Carl & Marion Wolf	November 28, 2016	Common	8,889	Preferred Stock Dividend
Carl Wolf	November 28, 2016	Common	4,444	Preferred Stock Dividend
David H. Russell Family Limited Partnership LLLP	November 28, 2016	Common	4,444	Preferred Stock Dividend
Martin Gross	November 28, 2016	Common	6,667	Preferred Stock Dividend
Thomas Walther	November 28, 2016	Common	3,778	Preferred Stock Dividend
James Reynolds	November 28, 2016	Common	4,444	Preferred Stock Dividend
Mark Whitmore	November 28, 2016	Common	1,111	Preferred Stock Dividend
Larry Sorenson	November 28, 2016	Common	8,889	Preferred Stock Dividend
John Toohey	November 28, 2016	Common	4,444	Preferred Stock Dividend
Marian Elbert	November 28, 2016	Common	2,222	Preferred Stock Dividend
Javier Castillo	November 28, 2016	Common	2,222	Preferred Stock Dividend
Kevork Niksarli	November 28, 2016	Common	2,222	Preferred Stock Dividend
Kevork Niksarli	November 28, 2016	Common	8,889	Preferred Stock Dividend
Joel Cohen	November 28, 2016	Common	11,111	Preferred Stock Dividend
Steve Voeller	November 28, 2016	Common	2,222	Preferred Stock Dividend
Byron Fischer	November 28, 2016	Common	2,222	Preferred Stock Dividend
William Hayman	November 28, 2016	Common	444	Preferred Stock Dividend
Mark Brandow	November 28, 2016	Common	444	Preferred Stock Dividend
Hybrid Media Services LLC	November 28, 2016	Common	4,889	Preferred Stock Dividend
Carl & Marion Wolf	November 28, 2016	Common	1,405	Preferred Stock Dividend
Matt Brown /Karen Wolf	November 28, 2016	Common	351	Preferred Stock Dividend
Mary & Dean Janeway	November 28, 2016	Common	351	Preferred Stock Dividend
Alfred D’Agostino Revocable Living Trust 11/6/09	November 28, 2016	Common	351	Preferred Stock Dividend
PointProspect, Inc.	November 28, 2016	Common	351	Preferred Stock Dividend
Daniel & Maureen Altobello	November 28, 2016	Common	351	Preferred Stock Dividend
Carl & Marion Wolf	November 28, 2016	Common	1,405	Preferred Stock Dividend
Carl Wolf	November 28, 2016	Common	703	Preferred Stock Dividend
David H. Russell Family Limited Partnership LLLP	November 28, 2016	Common	703	Preferred Stock Dividend

Martin Gross	November 28, 2016	Common	1,054	Preferred Stock Dividend
Thomas Walther	November 28, 2016	Common	597	Preferred Stock Dividend
James Reynolds	November 28, 2016	Common	703	Preferred Stock Dividend
Mark Whitmore	November 28, 2016	Common	176	Preferred Stock Dividend
Larry Sorenson	November 28, 2016	Common	1,405	Preferred Stock Dividend
John Toohey	November 28, 2016	Common	703	Preferred Stock Dividend
Marian Elbert	November 28, 2016	Common	351	Preferred Stock Dividend
Javier Castillo	November 28, 2016	Common	351	Preferred Stock Dividend
Kevork Niksarli	November 28, 2016	Common	351	Preferred Stock Dividend
Kevork Niksarli	November 28, 2016	Common	1,405	Preferred Stock Dividend
Joel Cohen	November 28, 2016	Common	1,757	Preferred Stock Dividend
Steve Voeller	November 28, 2016	Common	351	Preferred Stock Dividend
Byron Fischer	November 28, 2016	Common	351	Preferred Stock Dividend
William Hayman	November 28, 2016	Common	70	Preferred Stock Dividend
Mark Brandow	November 28, 2016	Common	70	Preferred Stock Dividend
Hybrid Media Services LLC	November 28, 2016	Common	2,973	Preferred Stock Dividend
Dan Altobello	November 28, 2016	Common	5,123	Stock in lieu of compensation
Matthew Brown	November 28, 2016	Common	36,885	Stock in lieu of compensation
Lewis H. Ochs	November 28, 2016	Common	6,148	Stock in lieu of compensation
Steven R. Burns	November 28, 2016	Common	5,123	Stock in lieu of compensation
Steven R. Burns	November 28, 2016	Common	24,590	Stock in lieu of compensation
Alfred D’Agostino	November 28, 2016	Common	5,123	Stock in lieu of compensation
Dean Janeway	November 28, 2016	Common	5,123	Stock in lieu of compensation
Thomas G. Toto	November 28, 2016	Common	5,123	Stock in lieu of compensation
Carl T. Wolf	November 28, 2016	Common	76,844	Stock in lieu of compensation
Dan Dougherty	November 28, 2016	Common	12,295	Stock in lieu of compensation
Brio Financial Group	November 28, 2016	Common	6,148	Stock in lieu of compensation

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 15, 2016	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

