Form 10-K
period 2017-01-31
MamaMancini's Holdings, Inc.
filed 2017-03-23
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2016, based on a closing price of $0.74 was approximately $10,142,983.

As of March 20, 2017, the registrant had 27,805,750 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

Our products are principally sold to supermarkets and mass-market retailers. Our products are principally sold in multiple sections of the supermarket, including: hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the frozen food and fresh meat sections. Consumers can find our products at leading food retailers (supermarkets), including:

Albertsons	Key Foods	Safeway
Central Market	King Kullen	Sam’s Club
Demoulas (Market Basket)	Kings	Save Mart
Foodtown	Kroger	Shaw’s
Fresh Market	Lowes	Shop Rite
Giant	Lucky’s	Shoppers Food & Pharmacy
Giant Eagle	Lunds and Byerlys	SpartanNash
Gristedes	Marsh	Stop & Shop
Hy-Vee	Meatball Obsession	Topps
Ingles	Price Chopper	Weis Markets
Jewel	Publix	Whole Foods Market
Roche Bros.

We sell directly to both food retailers and food distributors. Some of the leading food distributors we sell to include:

Associated Wholesale Grocers	Driscoll Foods	SUPERVALU
Bozzuto’s	Gourmet Guru	Sysco
Burris Logistics	Monterrey Provision Co.	UNFI
C&S Wholesale Grocers	Porky Products	Wakefern
DPI Mid Atlantic	Super Store Industries

We also sell our products on QVC through live on-air offerings, auto ship programs and for every day purchases on their web site. QVC is the world’s largest direct to consumer marketer.

During the year ended January 31, 2017, the Company earned revenues from two customers representing approximately 28% and 13% of gross sales. During the year ended January 31, 2016, the Company earned revenues from four customers representing approximately 16%, 14%, 13% and 10% of gross sales. As of January 31, 2017, these two customers represented approximately 44% and 12% of total gross outstanding receivables, respectively. As of January 31, 2016, these four customers represented approximately 18%, 7%, 9% and 30% of total gross outstanding receivables, respectively. We depend heavily on these customers. We have grown the number of food retailers (supermarkets) carrying our products to approximately 11,700 supermarkets in January 2017. In the supermarkets that carry our products, we sell an average of 3.3 of our stock keeping units (“SKUs”). The number of supermarkets carrying our products multiplied by the number of our SKUs carried at those supermarkets equals shelf placements for our products. We have grown the number of shelf placements to approximately 38,700 in January 2017.

The Company continually reviews it accounts in order focus on maximum performance, and as a result periodically eliminates under-performing accounts.

For the years ended January 31, 2017 and 2016, one vendor (a related party) represented approximately 100% and 95% of the Company’s purchases, respectively.

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

Packaged Facts, a leading publisher of market research on the food, beverage, consumer packaged goods, and demographic sectors, projects the overall sales of Refrigerated Meats and Meals to be approximately $31 billion by 2018, up from $23 billion in 2013. According to Packaged Facts, this 5.5% implied CAGR is likely driven by trends including a focus on convenience and healthy and creative new products. In addition, Packaged Facts projects that retail sales of Natural/Organic Foods and Beverages will reach $53.5 billion in 2014 and will grow to $86.7 billion by 2019. This implied CAGR of 10.1% is likely driven by the growing social and environmental issues surrounding the interest in and health benefits of natural and organic foods. Technomic, a consulting firm in the fresh prepared foods industry, projects fresh food sales to be $33.4 billion in 2017, up from $26 billion in 2012.

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our products are founded upon Anna “Mama” Mancini’s old world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all natural ingredients at an affordable price. Typical retail prices for 16 oz. packages ranges from $5.99 to $7.49, and $5.99 to $8.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef, turkey, chicken and pork meatballs, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. New items introduced in the last year include:

Five Cheese Stuffed Beef Meatballs	Antibiotic Free Beef and Turkey Meatballs
Chicken Parmigiana Stuffed Meatballs	Gluten Free Beef and Turkey Meatballs
Chicken Florentine Stuffed Meatballs	Cocktail Beef and Turkey Meatballs
Grass-Fed, Antibiotic-Free Beef Meatballs	Beef and Turkey Original Meat Loaves
Beef and Turkey Parmigiana Meat Loaves	Beef Bacon Gorgonzola Meat Loaves
Stuffed Pepper Filling	Chicken Parmigiana

Sales/Brokers

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

Our Growth Strategy

We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:

●	Increase product placements in the perimeter within retail locations. We strive for product placements in the perishable departments of retail locations. We believe adding shelf placements within the supermarkets that carry our products will increase customer awareness, leading to more consumers purchasing our products and expanding our market share.

●	Increase Sales in “Fresh” Section. Increase sales in the “Fresh” section (in the perimeter of the retainer), where there is significant sales growth and higher margins, over products in the “Frozen” section which are showing zero to negative growth.

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Increase Overall Sales. We have an experienced sales staff and now employ one full time Vice President of sales as well as our Co-Founder Dan Dougherty, Carl Wolf, our Chief Executive Officer and Chairman, and Matthew Brown, our President, each of whom is involved with selling to, and managing sales with, major supermarket chains.

●	Expand food brokerage network. We currently work with retail food brokers nationwide and intend to add additional food brokers to increase our geographical coverage in the United States to approximately 90%.

●	Enhance awareness through marketing. We have increased our social media activity with Facebook, Twitter, Pinterest, and YouTube. We also engage with consumers through newsletter mailings, blogs, and special projects, including a bank of recipe videos and contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers. We currently have approximately 26 product offerings.

●	Maintain a Strong Relationship with QVC. The Company currently offers various lines through QVC and intends to increase its product line offerings offered through QVC.

●	Increase Media Exposure. Increase the visibility of Dan Dougherty (Mancini) in the media as a product spokesman. We have hired 5WPR as our consumer public relations firm to undertake an extensive publicity campaign.

●	“Club Stores”. The Company is aggressively pursuing sales to “Club Stores”

Products

Our principal products are meatballs with slow cooked Italian Sauce, Meatloaf and Italian Entrees. We currently offer our products using the following meats: beef, turkey, chicken and pork.

Our current products include:

BEEF MEATBALLS:

PACKAGED:

BULK DELI

TURKEY MEATBALLS:

PACKAGED:

BULK DELI

MEATLOAF, STUFFED PEPPERS, BAKED ZITI, AND SPECIALTY ITEMS:

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 16 oz. packages range from $5.99 to $7.99, and $5.99 to $8.99 per pound for prepared food products sold to delis or hot bars. Increases in raw materials costs, among other factors, may lead to us consider price increases in the future.

Suppliers/Manufacturers

None of our raw materials or ingredients are grown or purchased directly by us. We employ one company, JEFE to order all raw materials or ingredients, as well as manufacture all of our products to date. JEFE is owned by both the CEO and President of the Company.

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

Sales/Brokers

As of January 31, 2017, our products are carried by approximately 11,700 food retail locations with an average of 3.3 different items per retail location, thereby totaling approximately 38,700 product placements on shelves in such retail locations. Our products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n’ go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

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

The Company has also developed a brand ambassador program for consumer advocates of MamaMancini’s. Advocates receive coupons, hats, tote bags and other incentives to promote our brand. In addition, the Company has an active on-line and traditional paper couponing activity and employees outside services to deliver coupons to consumers such as Facebook, newspaper free standing inserts, and on pack coupons as well as our web site. Dan Dougherty has been the principal spokesperson for MamaMancini’s, and has made appearances or had article features including the Martha Stewart Show, Entertainment Tonight, Today Cooking School, New York Times, Wall Street Journal, USA Today and People Magazine.

Based on the Company’s metrics for determining brand awareness, which includes market studies and analysis of consumer recognition of the MamaMancini’s brand, the Company believes that brand awareness for MamaMancini’s has grown significantly in the past 12 months.

Investments - Meatball Obsession

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was written down to $0 due to losses incurred by MO. The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2017 and 2016, the Company’s ownership interest in MO was 12% and 12%, respectively. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession.

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

Supply Agreement

On March 1, 2010, the Company entered into a five-year agreement with JEFE. JEFE is owned by both the CEO and President of the Company. Under the terms of the agreement, the Company granted to JEFE a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. JEFE in turn granted to the Company the exclusive right to purchase the product. Under the terms of the agreement JEFE agreed to manufacture, package, and store the Company’s products. The Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. The agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The agreement was automatically renewed in February 2016.

On August 1, 2016, the Company entered into an Amended and Restated Supply Agreement with JEFE which extended the term of the Agreement to July 31, 2021 (notwithstanding, in the event of a Change of Control of the Company, the Agreement will expire on the later of July 31, 20121 or a date which is three (3) years following the Change of Control. The Amended Agreement also provides for a Minimum Volume Guaranty, whereby during the Term of this Agreement, the Company agrees to deliver Purchase Orders to JEFE of not less than $963,000 per calendar month, which will result in gross profit to JEFE (at a 12% margin) of at least $115,560 per month. The Company further agreed to pay JEFE, on a monthly basis, any shortfall in JEFE’s net profit (calculated on a 12% margin) below $115,560 per month. To the extent JEFE’s profit for any month (calculated on a 12% margin) exceeds $115,560, any such excess shall be paid to the Company as a reduction against any then outstanding account payable owing by JEFE to the Company.

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

Finally, it was agreed that the Company will pay JEFE $5,000 per month during the Term of the Agreement on account of certain shared expenses. In all other material respects, the terms of the original Agreement remain unchanged.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently pay an administrative fee of $5,000 per month to JEFE which includes use of office space and telephones, computers and photocopy and fax use. We utilize approximately 1,000 square feet of office space on a month-to-month basis. This space is utilized for office purposes and it is our belief that the space is adequate for our immediate needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2017 and January 31, 2016. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2017	High	Low
First Quarter	$0.60	$0.31
Second Quarter	$0.85	$0.51
Third Quarter	$0.74	$0.45
Fourth Quarter	$0.73	$0.38

Fiscal Year Ended January 31, 2016	High	Low
First Quarter	$1.65	$1.00
Second Quarter	$1.48	$0.73
Third Quarter	$0.75	$0.51
Fourth Quarter	$0.75	$0.31

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of March 20, 2017, a total of 27,805,750 shares of the Company’s common stock are currently outstanding held by approximately 133 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

Preferred Stock. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of eight percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder We have not paid any cash dividends to he holders of our Common Stock.

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

Recent Sales of Unregistered Securities

During the period between February 1, 2016 and January 31, 2017, the Company issued an aggregate of 1,329,111 shares of its Common stock as follows:

Stock in lieu of compensation	646,548 shares
Series A Preferred Stock Dividends	528,481 shares
Consultants	154,082 shares

These shares were all issued under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Plan of Operation

The Company plans to sell more of its products into new and existing food retail outlets. The Company has refined its customer base to concentrate on more profitable accounts. The Company is focusing its sales and marketing effort toward the fresh prepared food section of retailers where margins are higher and sales volume per retailer is stronger and growing. Social media activity has increased with Facebook, Twitter, Pinterest, YouTube, newsletter mailings, blogs, and helpful consumer content and special projects including a recipe bank of videos and MamaMancini’s contest and giveaways. Increased consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising has commenced to increase sales to existing customers and new customers.

We believe that the ongoing introduction of the Company’s new all natural brand Slow Cooked Italian Sauce and various meatball and entrée products show promise for additional product placements and sales in the future. These products include Five Cheese Stuffed Beef Meatballs, Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Meat Balls, Hearty Beef and Turkey Sauce, Original Beef and Turkey Meat Loaves, Beef and Turkey Parmigiana Meat Loaves, Beef and Turkey Bacon Gorgonzola Meat Loaves and Grass-fed Beef Meatballs. In addition, the Company has introduced Stuffed Pepper kits in December, 2016 and will be introducing Chicken Parmigiana in the Spring of 2017. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line of Beef, Turkey, Pork and Chicken Meatballs and Sauce, as well as Marinara and Italian Sauce with beef flavors.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers.

The Company currently has supply agreement with JEFE, a related party, which has been extended to July 31, 2021. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

In February 2017, the Company purchased additional production equipment to handle anticipated demand for its products.

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

Results of Operations for the Year ended January 31, 2017 and January 31, 2016

The following table sets forth the summary statements of operations for the years ended January 31, 2017 and January 31, 2016:

	Years Ended
	January 31, 2017	January 31, 2016
Sales - Net of Slotting Fees and Discounts (1)	$18,048,792	$12,603,447
Gross Profit	$6,492,816	$3,597,227
Operating Expenses	$(6,085,807)	$(5,856,544)
Other Expense	$(696,149)	$(1,252,301)
Net Loss	$(289,140)	$(3,511,618)

(1)	Slotting fees are required in new placements with some, but not a majority of supermarket chains that the Company does business with. They are negotiated with each chain depending upon the expected return to the Company. We believe that we have successfully negotiated such slotting fees to a relatively low expense. We have taken into account future fees currently being negotiated in preliminary negotiations for new placements. We do not believe our size or financial limitations are an impediment to being able to pay such slotting fees. Slotting fee costs are an expense in growing the business as are other marketing and sales costs and the Company has accounted for these fees in assessing its estimated working capital for the next 12 months.

For the years ended January 31, 2017 and January 31, 2016, the Company reported a net loss of $289,140 and $3,511,618, respectively. The change in net loss between the years ended January 31, 2017 and January 31, 2016, which was primarily attributable to an increase in sales, a higher gross profit margin, and operating expenses only increased 4% on a 43% sales increase.

Sales: Sales, net of slotting fees and discounts increased by approximately 43% to $18,048,792 during the year ended January 31, 2017, from $12,603,447 during the year ended January 31, 2016. During the year ended January 31, 2017, the Company sold into higher volume locations compared to the year ended January 31, 2016. The Company has sold into approximately 38,700 SKU’s in 11,700 retail and grocery locations at January 31, 2017 as compared to approximately 32,000 SKU’s in 10,000 retail and grocery locations at January 31, 2016. In addition, during the year ended January 31, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 36% for the year ended January 31, 2017 compared to 29% for the year ended January 31, 2016. The increase in gross profit is attributable to the increase in customer base, improved product mix and production efficiencies.

Operating Expenses: Operating expenses increased by 4% during the year ended January 31, 2017, as compared to the year ended January 31, 2016. The $229,263 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Stock-based compensation for services rendered by employees and consultants increased by of $274,900 compared to the prior year;

●	Postage and freight of $338,700 due to higher sales offset by better efficiency,

●	Commission expenses of $147,800 related to increased sales;

●	Research and development costs increased by $36,400 due to offering new products and the related increase in sales;

●	Depreciation expense of $63,300 due to new fixed asset purchases during the period; and

●	Royalty expense of $32,300 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Advertising, social media and promotional expenses of $514,000 related to a decrease in spending on our radio advertising campaign and special promotions; and

●	Professional fees decreased by $155,600 due to better management of this expense.

Other Expense: Other expenses decreased by $556,152 to $696,149 for the year ended January 31, 2017 as compared to $1,252,301 during the year ended January 31, 2016. For year ended January 31, 2017, other expenses consisted of $667,623 in interest expense incurred on the Company’s line of credit and term loan with EGC, the note payable with Manatuck Hill Partners, LLC (“Manatuck”), the promissory notes and the related party notes payable. In addition, the Company recorded $28,526 of amortization expense related to the debt discount and finance arrangements. For the year ended January 31, 2016, other expenses consisted of $555,071 in interest expense incurred on the Company’s line of credit and term loan with EGC and the convertible debenture with Manatuck. In addition, the Company recorded $317,141 of amortization expense related to the debt discount and finance arrangements. During the year ended January 31, 2016, the Company also recorded $380,089 from a loss on debt extinguishment related to the amendment to the Manatuck agreement in October 2015.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2017 compared to January 31, 2016:

	January 31, 2017	January 31, 2016	Increase/(Decrease)

Current Assets	$5,143,478	$4,719,995	$423,483
Current Liabilities	$3,139,807	$4,754,360	$(1,614,553)
Working Capital (Deficiency)	$2,003,671	$(34,365)	$2,038,036

As of January 31, 2017, we had a working capital of $2,003,671 as compared to a working capital deficiency of $(34,365) as of January 31, 2016, an increase of $2,038,036. The increase in working capital is primarily attributable to increases in cash, accounts receivable, inventories and decreases in accounts payable and accrued expenses, promissory notes and related party notes all of which were offset by decreases in prepaid expenses, due from manufacturer and increases in term loan and note payable.

Net cash provided by (used in) operating activities for the year ended January 31, 2017 and 2016 was $482,792 and ($1,260,259), respectively. The net loss for the year ended January 31, 2017 and 2016 was $289,140 and $3,511,618, respectively.

Net cash used in all investing activities for the year ended January 31, 2017 was $476,867 as compared to $208,226 for the year ended January 31, 2016, respectively, to acquire new machinery and equipment and leasehold improvements.

Net cash provided by all financing activities for the year ended January 31, 2017 was $73,233 as compared to cash provided by financing activities of $1,200,912 for the year ended January 31, 2016. During the year ended January 31, 2017, the Company had an increase in net borrowings of $403,524 and $340,000 for transactions pursuant to the line of credit and term loan, respectively. These increases were offset by $126,668 and $336,575 paid for repayments on a term loan and net payments of promissory notes, respectively. During the year ended January 31, 2016, the Company raised net proceeds of $1,580,000 from the issuance of preferred stock, $650,000 from the issuance of demand notes which were converted into preferred stock in June 2016 and $125,000 from the proceeds of a note payable from related parties. This increase was offset by $436,330 stock offering costs, $10,021 deferred offering costs, and $449,477 net repayments of line of credit, $120,000 repayments of term loan, and $138,260 repayments of promissory notes, respectively.

As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash provided by operations of $289,138 and $482,792, respectively, for the year ended January 31, 2017.

Although the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Going Concern Analysis

The Company had a net loss of $289,140 and $3,511,618 for the years ended January 31, 2017 and 2016. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern beyond 2017. However, as of January 31, 2017, we had cash and working capital of $666,580 and $1,753,671, respectively. During the year ended January 31, 2017, the Company generated cash from operations of $482,792. In addition, management was able to negotiate the terms of its note payable with one of the lenders and intends to exercise an option to extend the maturity date of the note payable to May 1, 2018. Also, the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

Our consolidated financial statements appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended January 31, 2017.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2017, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2018 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to January 31, 2017, we intend to undertake the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 1, 2016.

Name	Age	Position

Carl Wolf	73	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	48	President and Director

Lewis Ochs	70	Chief Financial Officer

Steven Burns	56	Director

Alfred D’Agostino	63	Director

Thomas Toto	62	Director

Dan Altobello	76	Director

Dean Janeway	73	Director

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

Compensation Committee

The Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies and strategies.

The following are specific duties and responsibilities of the Compensation Committee:

●	Review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company’s business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders.

●	Review and determine the annual salary, bonus, stock options, other equity-based incentives, and other benefits, direct and indirect, of the Company’s executive officers, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests.

●	Determine salary increases and bonus grants for the Chairman of the Board, the CEO, the President and all other executive officers of the Company.

●	Review and approve corporate goals and objectives for purposes of bonuses and long- term incentive plans.

●	Review and approve benefit plans, including equity incentive plans, and approval of individual grants and awards.

●	Review and approve employment or other agreements relating to compensation for the Chairman of the Board, the CEO, the President and the other executive officers of the Company.

●	Review and discuss with management the Company’s CD&A and recommend to the Board that the CD&A be included in the annual report on Form 10-K and/or proxy statement in accordance with applicable SEC rules.

●	If required by SEC rules, provide a Compensation Committee Report on executive compensation to be included in the Company’s annual proxy statement in accordance with applicable SEC rules.

●	Perform an annual evaluation of the performance of the Chairman of the Board, the CEO, the President and the other executive officers.

●	Perform an annual review of non-employee director compensation programs and recommend changes thereto to the Board when appropriate.

●	Plan for executive development and succession.

●	Review and approve all equity-based compensation plans and amendments thereto, subject to any stockholder approval under the listing standards of NASDAQ.

●	Recommend an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Committee and, as the Committee deems appropriate, to respond to such stockholder concerns.

●	Perform such duties and responsibilities as may be assigned by the Board to the Committee under the terms of any executive compensation plan, incentive compensation plan or equity-based plan.

●	Review risks related to the Company’s compensation policies and practices and review and discuss, at least annually, the relationship between the Company’s risk management policies and practices, corporate strategy and compensation policies and practices.

Our Compensation Committee consists of Mr. D’Agostino, and Mr. Dean Janeway. Mr. D’Agostino serves as the Chairman of our Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines, and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines, and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO, and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director renominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meeting of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NASDAQ company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2017 and January 31, 2016.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2017	$150,000	0	0	0	0	0	0	$150,000
	2016	$150,000	0	0	0	0	0	0	$150,000

Matt Brown
President(2)	2017	$186,000	0	0	0	0	0	0	$186,000
	2016	$110,000	0	0	0	0	0	0	$110,000

Lewis Ochs(3)
Chief Financial
Officer	2017	$72,000	0	0	0	0	0	0	$72,000
	2016	$71,000	0	0	0	0	0	0	$71,000

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Ochs was appointed as Vice President of Finance of the Company on January 24, 2013 and Chief Financial Officer on September 5, 2014.

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

										Equity
									Equity	Incentive
									Incentive	Plan
								Market	Plan	Awards:
								Value	Awards:	Market or
						Number		of	Number	Payout
			Equity			of		Shares	of	Value of
			Incentive			Shares		or	Unearned	Unearned
			Plan			or Units		Units	Shares,	Shares,
			Awards:			of Stock		of	Units or	Units or
	Number of	Number of	Number of			That		Stock	Other	Other
	Securities	Securities	Securities			Have		That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Not		Have	That	That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Vested		Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Price	Expiration	(#)		Vested	Vested	Vested
	Exercisable	Unexercisable	Options (#)	($)	Date	(g)		($)	(#)	(#)
Name (a)	(b)	(c)	(d)	(e)	(f)	(9)		(h)	(i)	(j)
Carl Wolf Chief Executive Officer(1)	0	0	0	0	0

Lewis Ochs
CFO	45,000	0	0	$1.00	4/26/2018
	2,000	4,000	0	$0.60	5/2/2021

Matthew
Brown
President(2)	0	0	0	0	0

Steven
Burns
Director(3)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021

Alfred
D’Agostino
Director(4)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021

Thomas
Toto
Director(5)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021

Dan
Altobello
Director(6)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021

Dean
Janeway
Director(7)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021

Brent Smith(8)	2,000	4,000	0	$0.60	5/2/2021

Chris Styler(8)	6,000	12,000	0	$0.60	5/2/2021

Dan Mancini(8)	6,000	12,000	0	$0.60	5/2/2021

Emma Rosario(8)	1,000	2,000	0	$0.60	5/2/2021

Eric Felice(8)	4,000	8,000	0	$0.60	5/2/2021

Joe Smith(8)	6,000	12,000	0	$0.60	5/2/2021

John Kaminsky(8)	2,000	4,000	0	$0.60	5/2/2021

Pete de Pasquale(8)	2,000	4,000	0	$0.60	5/2/2021

Priscilla Goldman(8)	2,000	4,000	0	$0.60	5/2/2021

Rich Franco(8)	2,000	4,000	0	$0.60	5/2/2021

Scott Shaffer(8)	6,000	12,000	0	$0.60	5/2/2021
						75,000	(9)	$48,750

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Altobello was appointed as a director of the Company on January 24, 2013

7.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

8.	Non-management Company employee

9.	Shares vest upon a change of control of the Company

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

In 2013 and 2014, our directors were granted stock options to purchase 10,000 shares of the Company’s common stock at an exercise of $1.00 (“Option Grant 1”) and $2.95 (“Option Grant 2”), respectively. All such options vested immediately and expire 5 years from the date of grant. Each director that was granted 10,000 options under Option Grant 2 subsequently cancelled such 10,000 options to purchase common stock on April 23, 2014 in exchange for 8,000 shares of the Company’s common stock. In 2017, each of our independent directors were granted stock options to purchase 50,000 shares of the Company’s common stock at an exercise of $0.39 per share. Such options vested immediately and expire 5 years from the date of grant.

There is no formal arrangement with our board of directors for the granting of options. There is no assurance that the Company will continue to issue options to the board of directors or on what terms such issuance would occur. In addition, our Lead Director, Steven Burns was paid $42,000 in stock compensation for the year ended January 31, 2017 for his additional services in that capacity.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending on January 31, 2017 and January 31, 2016.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2016	$0	$0	$10,000	$0	$0	$0	$10,000
Steven Burns (1)	2017	$0	$0	$58,000	$16,442	$0	$0	$74,442

Director	2016	$0	$0	$10,000	$0	$0	$0	$10,000
Alfred D’Agostino(2)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

Director	2016	$0	$0	$10,000	$0	$0	$0	$10,000
Thomas Toto(3)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

Director	2016	$0	$0	$10,000	$0	$0	$0	$10,000
Dan Altobello(4)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

Director	2016	$0	$0	$10,000	$0	$0	$0	$10,000
Dean Janeway(5)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Altobello was appointed as a director of the Company on January 24, 2013.

5.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2017. As compensation for his services, Mr. Wolf receives a base salary of $150,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2017. As compensation for his services, Mr. Brown receives a base salary of $110,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 20, 2017 (27,805,750), and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	7,250,975	(3)	24.73%
Matthew Brown	5,588,763	(4)	19.06%
Lewis Ochs	80,223	(5)	*
Steven Burns	1,356,540	(6)	4.84%
Alfred D’Agostino	979,395	(7)	3.49%
Thomas Toto	826,806	(8)	2.96%
Daniel Altobello	312,516	(9)	1.11%
Dean Janeway	403,346	(10)	1.44%
All executive officers and directors as a group (8 persons)	16,798,564		58.51	%(2)

* denotes less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on March 20, 2017 , (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of the conversion of Series A Preferred shares, exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on March 20, 2017 (27,805,750) shares of Common Stock and (ii) the total number of shares that the beneficial owner may acquire upon conversion of Series A Preferred Stock, exercise of the debentures, warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The shares are held jointly with Ms. Marion F. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares. Share total includes 5,736,159 shares directly owned, 740,741 shares issuable on conversion of 5,000 shares of Series A Convertible Preferred Stock and 774,075 shares issuable on the exercise of Warrants.

(4)	The shares are held jointly with Ms. Karen Wolf. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares. Share total includes 5,407,281 shares directly owned, 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock and 107,408 shares issuable on the exercise of Warrants.

(5)	This amount includes 29,223 shares directly owned and options to purchase 51,000 common shares.

(6)	This amount includes 21,313 shares held by Steven Burns, 1,115,059 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 60,000 shares of common stock.

(7)	This amount includes 111,702 shares directly held by Alfred D’Agostino, 626,212 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 60,000 shares of common stock.

(8)	This amount includes 666,806 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes 33,333 shares issuable on the exercise of Warrants and an option to purchase 60,000 shares of common stock.

(9)	This amount includes 71,035 shares held by Daniel Altobello. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 60,000 shares of common stock.

(10)	This amount includes 161,865 shares held by Dean Janeway. Share total also includes 74,074 shares issuable on conversion of 500 shares of Series A Convertible Preferred Stock, 107,407 shares issuable on the exercise of Warrants and an option to purchase 60,000 shares of common stock.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At March 20, 2017, we have 27,805,750 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of March 20, 2017, the Company has 23,400 shares of Series A Convertible Preferred Stock issued and outstanding. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder and are entitled to a liquidation preference equal to $100 per share plus all accrued and unpaid dividends. The Series A Convertible Preferred Stock is convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of the date of this report, the Company has 23,400 shares of Series A Convertible Preferred Stock issued and outstanding, which are convertible into 3,466,777 shares of Company Common Stock (subject to adjustment). Each share of Series A Convertible Preferred Stock is entitled to vote with Company Common Stock on an as-converted basis.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred are entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. We have not paid any cash dividends to he holders of our Common Stock. During the fiscal year ended January 31, 2017, all dividends were paid in Company Common Stock. During that period, an aggregate of 528,481 Common Shares were issued as Series A Preferred Stock dividends.

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

Warrants

As of March 20, 2017, there are outstanding warrants to purchase 7,311,785 of our common shares. All of the warrants are exercisable for a term of five years with 505,400 having an exercise price of $1.00 per share (which expire between April 5, 2017 and December 5, 2017), 508,001 having an exercise price of $1.50 per share (which expire between July 12, 2018 and January 17, 2019), 14,000 having an exercise price of $2.50 per share (which expire on October 15, 2019), 3,959,999 having an exercise price of $0.675 per share (which expire between June 10, 2020 and November 20, 2020) and 2,510,001 having an exercise price of $1.50 per share (which expire on November 20, 2020). The aforementioned 2,510,001 Warrants were granted subsequent to January 31, 2016 to investors in a prior offering. 22,666 of the aforementioned Warrants have been either cancelled or exercised.

Options

There are currently outstanding options to purchase 464,000 shares of Company Common Stock. Of this amount, 86,000 options at $1.00 per share expire on April 26, 2018, 250,000 options at $0.39 per share expire on April 13, 2021 and 128,000 options at $0.60 per share expire on May 2, 2021.

Manatuck Convertible Debenture

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. The Manatuck Debenture is for $2,000,000 bearing interest at a rate of 14% and originally matured in February 2016. Upon issuance of the Manatuck Debenture, the Company granted Manatuck 200,000 shares of the Company’s restricted common stock. In April 2015, the maturity date was extended to May 2016 and 30,000 shares of restricted common stock were issued to Manatuck. Based on management’s review, the accounting for debt modification applied. The Company valued the 30,000 shares at the grant date share price of $1.32 and recorded $39,600 to debt discount on the consolidated balance sheet.

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

On March 1, 2017, the Company entered into a further amendment to the Manatuck Debenture which provided as follows:

1)	At any time prior to August 1, 2017, the Company shall have an option (the “Option”) to extend the Maturity Date of the Debenture to May 1, 2018;

2)	The Company agreed to pay Manatuck Hill principal payments in the amount of $100,000 per month commencing on February 28, 2017 and continuing on the last day of each succeeding month, providing with respect to each such payment the Company recognized Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) of at least $50,000 for the preceding month. EBITDA is defined in the Purchase Agreement and Debenture;

3)	Upon exercise of the Option, the Company will pay to Manatuck Hill a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the Debenture as of March 31, 2017. The Company, at its option, may elect to add the amount of the fee to outstanding principal of the Debenture;

4)	The Company shall make monthly principal payments to Manatuck Hill as follows:

October 2017 — December 2017	$150,000

January 2018 — May 1, 2018	$200,000

On March 10, 2017, the Company notified Manatuck Hill that it is the Company’s intent to exercise the option not later than July 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were the following transactions since the beginning of the Company’s last fiscal year, in which the Company was a participant and the amount involved exceeded $120,000, and in which any related person had or will have a direct or indirect material interest:

As of March 1, 2010, MamaMancini’s is under a supply and management agreement with JEFE which has been extended to July 31, 2021. JEFE is owned by Matthew Brown and Karen Wolf (55%) and by Carl and Marion Wolf (45%), all of whom are shareholders of MamaMancini’s. Matthew Brown and Carl Wolf are also both officers and directors of MamaMancini’s. For the years ended January 31, 2017 and 2016, the company had a total of $42,000 and $48,000, respectively, incurred as other general and administrative expenses between the Company and JEFE. These expenses included insurance, freight, travel and other general and overhead expenses. Such expenses are the result of an informal arrangement between the Company and JEFE and no written agreement exists relating to the obligations to pay the same.

JEFE, owned by Matthew Brown and Karen Wolf and by Carl and Marion Wolf, as discussed in the preceding paragraph, is also contracted to produce and manufacture food products for MamaMancini’s. Currently, JEFE serves as our principal food manufacturing company. For the years ended January 31, 2017 and 2016, we paid JEFE $12,456,034 and $8,381,441, respectively, for the manufacturing of products. At January 31, 2017 and 2016, MamaMancini’s had a receivable in the amount of $2,079,708 and $2,248,781 from this manufacturer.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2017 and January 31, 2016, were $40,000 and $40,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2017 and January 31, 2016 were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2017 and January 31, 2016 were $5,000 and $5,000, respectively.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: March 23, 2017	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lewis Ochs
	Name:	Lewis Ochs
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	March 23, 2017
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	March 23, 2017
Matthew Brown

/s/ Lewis Ochs	Chief Financial Officer	March 23, 2017
Lewis Ochs

/s/ Steven Burns	Director	March 23, 2017
Steven Burns

/s/ Alfred D’Agostino	Director	March 23, 2017
Alfred D’Agostino

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MamaMancini’s Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2017 and 2016. MamaMancini’s Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MamaMancini’s Holdings, Inc. as of January 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 23, 2017

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2017	January 31, 2016

Assets

Assets:
Cash	$666,580	$587,422
Accounts receivable, net	1,817,820	1,476,582
Inventories	443,623	252,752
Prepaid expenses	135,747	154,458
Due from manufacturer - related party	2,079,708	2,248,781
Total current assets	5,143,478	4,719,995

Property and equipment, net	1,175,508	1,047,455
Total Assets	$6,318,986	$5,767,450

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$484,752	$769,551
Line of credit, net	1,363,145	933,001
Term loan	140,004	120,000
Promissory notes	-	266,808
Notes payable - related party	-	125,000
Note payable - net	1,401,906	-
Convertible note payable - net	-	2,540,000
Total current liabilities	3,389,807	4,754,360

Term loan - net of current	513,328	320,000
Promissory notes - net of current portion	-	69,767
Note payable - net of current portion	1,298,819	-
Notes payable - related party	117,656	-
Total long-term liabilities	1,929,803	389,767

Total Liabilities	5,319,610	5,144,127

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 shares issued and outstanding, respectively	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 27,810,717 and 26,507,516 shares issued and outstanding, respectively	278	265
Additional paid in capital	15,825,029	14,954,928
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,676,432)	(14,182,371)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	999,376	623,323

Total Liabilities and Stockholders’ Equity	$6,318,986	$5,767,450

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2017	January 31, 2016

Sales - net of slotting fees and discounts	$18,048,792	$12,603,447

Cost of sales	11,555,976	9,006,220

Gross profit	6,492,816	3,597,227

Operating expenses
Research and development	144,013	107,632
General and administrative expenses	5,941,794	5,748,912
Total operating expenses	6,085,807	5,856,544

Income (loss) from operations	407,009	(2,259,317)

Other expenses
Interest expense	(667,623)	(555,071)
Amortization of debt discount	(28,526)	(261,670)
Amortization of closing costs	-	(55,471)
Loss on debt extinguishment	-	(380,089)
Total other expenses	(696,149)	(1,252,301)

Net loss	(289,140)	(3,511,618)

Less: preferred dividends	(204,921)	(66,992)

Net loss available to common stockholders	$(494,061)	$(3,578,610)

Net loss per common share - basic and diluted	$(0.02)	$(0.14)

Weighted average common shares outstanding
- basic and diluted	27,100,316	26,147,913

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2015 through January 31, 2017

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	(Deficit)

Balance, February 1, 2015	-	$-	26,047,376	$260	-	-	$12,766,116	$1	$(10,603,761)	$2,162,616

Stock options issued for services	-	-	-	-	-	-	3,055	-	-	3,055

Stock issued for services	-	-	421,600	5	-	-	242,487	-	-	242,492

Cashless exercise of warrants	-	-	8,540	-	-	-	-	-	-	-

Stock issued for debt financing	-	-	30,000	-	-	-	39,600	-	-	39,600

Series A Preferred issued	22,300	-	-	-	-	-	2,230,000	-	-	2,230,000

Warrant issued for services	-	-	-	-	-	-	241,769	-	-	241,769

Stock issuance costs	-	-	-	-	-	-	(678,099)	-	-	(678,099)

Series A Preferred issued to settle liability	1,100	-	-	-	-	-	110,000	-	-	110,000

Series A Preferred dividend	-	-	-	-	-	-	-	-	(66,992)	(66,992)

Purchase of treasury stock	-	-	-	-	(230,000)	(149,500)	-	-	-	(149,500)

Net loss for the year ended January 31, 2016	-	-	-	-	-	-	-	-	(3,511,618)	(3,511,618)

Balance, January 31, 2016	23,400	-	26,507,516	265	(230,000)	(149,500)	14,954,928	1	(14,182,371)	623,323

Common stock issued for services	-	-	793,307	8	-	-	470,492	-	-	470,500

Stock options issued for services	-	-	-	-	-	-	127,700	-	-	127,700

Series A Preferred dividend issued in common shares	-	-	509,894	5	-	-	271,909	-	-	271,914

Series A Preferred dividend	-	-	-	-	-	-	-	-	(204,921)	(204,921)

Net loss for the year ended January 31, 2017	-	-	-	-	-	-	-	-	(289,140)	(289,140)
Balance, January 31, 2017	23,400	$-	27,810,717	$278	(230,000)	$(149,500)	$15,825,029	$1	$(14,676,432)	$999,376

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31, 2017	January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,140)	$(3,511,618)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	348,814	285,516
Amortization of debt discount and debt issuance costs	28,526	317,141
Amortization of deferred offering costs	-	10,021
Share-based compensation	598,200	245,547
Loss on extinguishment of debt	-	380,089
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(341,238)	756,629
Inventories	(190,871)	48,418
Prepaid expenses	18,711	(47,216)
Due from manufacturer - related party	169,073	(35,744)
Increase (Decrease) in:
Accounts payable and accrued expenses	140,717	290,958
Net Cash Provided by (Used In) Operating Activities	482,792	(1,260,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(476,867)	(208,226)
Net Cash Used In Investing Activities	(476,867)	(208,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	-	1,580,000
Stock issuance costs	-	(436,330)
Deferred offering costs	-	(10,021)
Proceeds from demand notes	-	650,000
Proceeds from notes payable - related party	-	125,000
Repayment of note payable - related party	(7,344)	-
Repayment of note payable	(149,704)	-
Debt issuance costs	(50,000)	-
Borrowings (repayments) of line of credit, net	403,524	(449,477)
Borrowings from term loan	340,000	-
Repayment of term loan	(126,668)	(120,000)
Repayment of promissory notes	(336,575)	(138,260)
Net Cash Provided By Financing Activities	73,233	1,200,912

Net Increase (Decrease) in Cash	79,158	(267,573)

Cash - Beginning of Period	587,422	854,995

Cash - End of Period	$666,580	$587,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$399,106	$488,682

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$271,914	$-
Accrued interest reclassified to principal balance of convertible note	$358,523	$220,000
Accrued dividends	$-	$66,992
Stock issuance costs paid in the form of warrants	$-	$241,769
Conversion of demand notes to preferred stock	$-	$650,000
Stock issued for debt discount on convertible note	$-	$39,600
Repurchase of common stock issued for amendment of convertible note	$-	$149,500
Promissory note issued for accounts payable	$-	$474,835
Series A Preferred and warrants issued for accounts payable	$-	$110,000

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2017

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

Going Concern Analysis

Going Concern Analysis

The Company had a net loss of $289,140 and $3,511,618 for the years ended January 31, 2017 and 2016. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern. However, as of January 31, 2017, we had cash and working capital of $666,580 and $1,753,671, respectively. During the year ended January 31, 2017, the Company generated cash from operations of $482,792. In addition, management was able to negotiate the terms of its note payable with one of the lenders and intends to exercise an option to extend the maturity date of the note payable to May 1, 2018. Also, the continued revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2017 or January 31, 2016.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2017 and 2016, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2017 and 2016:

	January 31, 2017	January 31, 2016
Finished goods	$443,623	$252,752

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	5 years

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

Stock Issuance Costs

Stock issuance costs are capitalized as incurred. Upon the completion of the offering, the stock issuance costs are reclassified to equity and netted against proceeds. In the event the costs are in excess of the proceeds, the costs are recorded to expense. In the case of an aborted offering, all costs are expensed. Offering costs recorded to equity for the years ended January 31, 2017 and 2016 were $0 and $678,099, respectively.

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2017 and 2016 were $144,013 and $107,632, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Year Ended January 31, 2017	Year Ended January 31, 2016
Gross Sales	$18,498,142	$13,138,214
Less: Slotting, Discounts, Allowances	449,350	534,767
Net Sales	$18,048,792	$12,603,447

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2017 and 2016 were $1,582,048 and $2,096,026, respectively.

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

For the years ended January 31, 2017 and 2016, share-based compensation amounted to $598,200 and $487,316, respectively. Of the $598,200 and $487,316 recorded for the years ended January 31, 2017 and 2016, $0 and $241,769 were direct costs of a stock offering and have been recorded as a reduction in additional paid in capital.

For the years ended January 31, 2017 and 2016, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2017	January 31, 2016
Risk-free interest rate	1.25% to 1.90%	1.42% to 1.74%
Expected life of grants	2.5 years	2.5 years
Expected volatility of underlying stock	139% to 179%	178% to 184%
Dividends	0%	0%

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of Paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: (a.) exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued, (b.) the proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See Paragraphs 260-10-45-29 and 260-10-55-4 through 55-5), and (c.) the incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company had the following potential common stock equivalents at January 31, 2017:

Series A Preferred	3,466,667
Common stock warrants, exercise price range of $0.68-$2.50	7,311,770
Common stock options, exercise price of $0.39-$2.97	881,404
Total common stock equivalents	11,659,841

The Company had the following potential common stock equivalents at January 31, 2016:

Series A Preferred	3,466,667
Common stock warrants, exercise price range of $0.675-$2.50	4,964,734
Common stock options, exercise price of $1.00-$2.97	496,404
Total common stock equivalents	8,927,805

Since the Company reflected a net loss during the years ended January 31, 2017 and 2016, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has evaluated the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15,“Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended January 31, 2017.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, which is our fiscal year 2018. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18,“Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on January 31, 2017 and 2016 are as follows:

	January 31, 2017	January 31, 2016
Machinery and Equipment	$1,193,473	$1,112,522
Furniture and Fixtures	17,942	17,942
Leasehold Improvements	825,198	429,282
	2,036,613	1,559,746
Less: Accumulated Depreciation	861,105	512,291
	$1,175,508	$1,047,455

Depreciation expense charged to income for the years ended January 31, 2017 and 2016 amounted to $348,814 and $285,516, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2017 and 2016, the Company’s ownership interest in MO was 12% and 12%, respectively.

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

During the years ended January 31, 2017 and 2016, the Company purchased inventory of $12,456,034 and $8,381,441, respectively, from the Manufacturer.

During the years ended January 31, 2017 and 2016, the Manufacturer incurred expenses of $42,000 and $24,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At January 31, 2017 and 2016, the amount due from the Manufacturer is $2,079,708 and $2,248,781 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the years ended January 31, 2017 and 2016, the Company generated approximately $76,342 and $67,120 in revenues from MO, respectively.

As of January 31, 2017 and 2016, the Company had a receivable of $8,189 and $6,512 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the years ended January 31, 2017 and 2016, the Company recorded $48,000 and $48,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. During the year ended January 31, 2017, the notes were extended until February 2018. As of January 31, 2017 and 2016, the outstanding principal balance of the notes was $117,656 and $125,000, respectively.

Note 6 - Promissory Notes

On October 31, 2015, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $358,832, bearing interest at a rate of 10% and maturing in October 2017. The Company is required to prepay the note 10% of the net proceeds received upon the closing of a capital raise, except for, those transactions conducted with the Company’s Chief Executive Officer. The Company paid $248,373 toward the outstanding balance, a portion of which is 10% of the net proceeds from the final closing of the private placement in November 2015. As of January 31, 2017 and 2016, the outstanding balance on the note was $0 and $239,459, respectively.

In January 2016, the Company entered into a promissory note agreement with a third party to settle outstanding payables. The note is for a total principal balance of $116,003, bearing interest at a rate of 6% and maturing in October 2016. In November 2016, the note was fully repaid by the Company. As of January 31, 2017 and 2016, the outstanding balance on the note was $0 and $97,116, respectively.

As of January 31, 2017 and 2016, the aggregate outstanding balance on the notes was $0 and $336,575, respectively.

Note 7 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of January 31, 2017 and 2016, the outstanding balance on the line of credit was $1,363,145 and $933,001, respectively, net of debt discount of $0 and $26,620, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

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

During the first quarter of 2016, the Company adopted ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. “In accordance with the guidance, $26,620 of unamortized debt issuance costs, specifically attributable to each of the Company’s debt issuances, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of January 31, 2016, to line of credit, net. The unamortized debt issuance costs are now presented as a direct deduction from each debt liability, consistent with the presentation of the corresponding debt discount, where applicable.

The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $26,620 as of January 31, 2017 and 2016, respectively.

As of January 31, 2017 and 2016 the outstanding balance on the line of credit was $1,363,145 and $959,621, respectively. Due to the terms of the agreement regarding a subjective acceleration clause and a lockbox arrangement, the line of credit is shown as a current liability on the consolidated balance sheets.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $653,332 and $440,000 as of January 31, 2017 and 2016, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer, entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

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

Upon issuance of the debenture and subsequent extension, a debt discount of $498,350 was recorded for the fees incurred by the buyer as well as the value of the common shares granted to Manatuck. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of other expense in the consolidated statements of operations.

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

In August 2016, the note was further amended to extend the maturity date to September 30, 2017 and also removed the convertible feature of the note. The principal amount of the note was increased to $2,898,523, which is inclusive of accrued interest payable through October 31, 2016. In addition, the Company paid an origination fee of $50,000 on October 31, 2016 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method.

On March 1, 2017, the Company amended the agreement with Manatuck whereby the Company would have the option to extend the maturity date of the note to May 1, 2018. On March 10, 2017, the Company notified Manatuck Hill that it is the Company’s intent to exercise the option not later than July 31, 2017.

1)	The Company agrees to pay Manatuck principal payments in the amount of $100,000 per month commencing on February 28, 2017 and continuing on the last day of each succeeding month, subject to additional terms as defined in the agreement ;

2)	Upon exercise of the Option, the Company will pay to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of March 31, 2017, which shall include all interest which would be accrued on the note through March 31, 2017 which can be included in the outstanding principal balance of the note;

3)	The Company shall make monthly principal payments to Manatuck as follows:

October 2017-December 2017	$150,000
January 2018-May 1, 2018	$200,000

There was unamortized debt discount of $48,094 and $0 as of January 31, 2017 and 2016, respectively.

The outstanding balance including principal and interest and net of debt discount at January 31, 2017 was $2,700,725. The outstanding principal balance as of January 31, 2016 was $2,540,000.

Future maturities of debt are as follows:

For the Years Ending January 31,
2018	$2,703,149
2019	1,806,479
2020	140,004
2021	140,004
2022	93,316
$4,882,952

Note 9 - Concentrations

During the year ended January 31, 2017, the Company earned revenues from two customers representing approximately 28% and 13% of gross sales. During the year ended January 31, 2016, the Company earned revenues from four customers representing approximately 16%, 14%, 13% and 10% of gross sales.

As of January 31, 2017, these two customers represented approximately 44% and 12% of total gross outstanding receivables, respectively. As of January 31, 2016, these four customers represented approximately 18%, 7%, 9% and 30% of total gross outstanding receivables, respectively

Cost of Sales

For the years ended January 31, 2017 and 2016, one vendor (a related party) represented approximately 100% and 95% of the Company’s purchases, respectively.

Note 10 - Stockholders’ Equity

(A) Series A Convertible Preferred Stock Transactions

On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100, as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. On May 28, 2015, the Company amended its articles of incorporation to establish the designation, powers, rights, privileges, preferences and restrictions of the Series A Convertible Preferred Stock (“Series A Preferred”). The Company authorized 120,000 shares of Series A Preferred with each share of our Series A Preferred having a par value of $0.00001 and stated value equal to $100 (“Stated Value”), as adjusted for stock dividends, combinations, splits and certain other events. The Company analyzed the conversion feature for potential derivative classification. Despite the ratchet features included in the conversion option, the Company concluded that equity treatment was warranted since the feature was clearly and closely related to the host contract. The holders of the Series Preferred A will be entitled to (a) dividends at a rate of 8% per annum, (b) a liquidation preference equal to $0.675 per Series A Preferred share, (c) the option to convert the Series A Preferred shares to a number of shares of common stock calculated by dividing the Stated Value by $0.675 and (d) warrants to purchase a number of common shares calculated by dividing the Stated Value by $0.675 exercisable for a period of five years at a price of $1.00 per share. There is also an automatic conversion based on the occurrence of certain events detailed in the Certificate of Designation. As of January 31, 2017, all accrued dividends had been paid in Company common stock. Additionally, in April 2016 the Company granted an aggregate of an additional 2,510,001 Warrants to investors in a prior offering. These Warrants are for a term of five (5) years at an exercise price of $1.50 per share.

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

During the year ended January 31, 2017, the Company issued 509,894 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $271,914.

During the year ended January 31, 2017, the Company issued 793,307 shares of its common stock to employees and consultants for services rendered of $470,500.

On January 26, 2017, the Company granted 75,000 shares of restricted stock to an employee pursuant to an amended employee agreement. The shares shall fully vest upon a change of control of the Company as defined in the agreement.

Treasury Stock

As discussed in Note 8, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2015	496,404	$1.04
Exercisable – January 31, 2015	496,404	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04
Granted	385,000	$0.46
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	881,404	2.26 years	$0.78	799,404	$0.78

At January 31, 2017 and 2016, the total intrinsic value of options outstanding and exercisable was $73,070 and $0, respectively.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2015	1,027,401	$1.27
Exercisable – January 31, 2015	1,027,401	$1.27
Granted	3,797,035	$0.68
Exercised	(22,666)	$1.25
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2016	4,801,770	$0.80
Exercisable – January 31, 2016	4,801,770	$0.80
Granted	2,510,000	$1.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2017	7,311,770	$1.04
Exercisable – January 31, 2017	7,311,770	$1.04

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	7,311,770	3.49 years	$1.04	7,311,770	$1.04

At January 31, 2017 and 2016, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

For the year ended January 31, 2017, when computing fair value of the warrants granted, the Company has considered the following variables:

January 31, 2017
Risk-free interest rate	1.28%
Expected life of grants	5 years
Expected volatility of underlying stock	155%
Dividends	0%

The expected term is the life of the warrant. The expected stock price volatility for the Company’s stock options was determined by the historical volatilities of the Company. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods. The grant date fair value of the warrants issued during the year ended January 31, 2017 was $1,062,233.

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

The Company incurred $304,157 and $271,880 of royalty expenses for the years ended January 31, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. During the year ended January 31, 2017, no payments were made to Spartan.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51 month term expiring on March 31, 2019 with annual payments of $18,847.

Total future minimum payments required under operating lease as of January 31, 2017 are as follows:

For the Years Ending January 31,
2017	$18,847
2018	18,847
2019	3,142
$40,836

Note 12 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2017	January 31, 2016
Federal
Current	$-	$-
Deferred	(105,137)	(1,196,589)
State and Local
Current		-
Deferred	(106,002)	(209,051)
Change in valuation allowance	211,139	1,405,640
Income tax provision (benefit)	$-	$-

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $12.9M and $12.6M at January 31, 2017 and 2016, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $12.9M and $12.6M at January 31, 2017 and 2016, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended January 31, 2017 and 2016, the change in the valuation allowance was $211,139 and $1,405,640.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2017 and 2016, respectively. As of January 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2017	Year Ended January 31, 2016

Net operating loss carryovers	$5,456,947	$5,244,577

Total deferred tax assets	5,456,947	5,244,577
Valuation allowance	(5,371,693)	(5,160,554)
Deferred tax asset, net of valuation allowance	85,254	84,023

Deferred Tax Liabilities
Other deferred tax liabilities	(85,254)	(84,023)
Total deferred tax liabilities	$(85,254)	$(84,023)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2017	Year Ended January 31, 2016

US Federal statutory rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(5.94)	(5.94)
Deferred tax true-up		-
Change in valuation allowance	40.03	40.03
Other permanent differences	(0.09)	(0.1)
Income tax provision (benefit)	-%	-%

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified no reportable subsequent events other than those disclosed elsewhere in these financials.

