Form 10-Q
period 2017-04-30
MamaMancini's Holdings, Inc.
filed 2017-06-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2017

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

As of June 12, 2017, there were 27,947,539 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2017	January 31, 2017
	(Unaudited)
Assets

Assets:
Cash	$436,447	$666,580
Accounts receivable, net	2,301,737	1,817,820
Inventories	180,929	443,623
Prepaid expenses	79,686	135,747
Due from manufacturer - related party	2,016,046	2,079,708
Total current assets	5,014,845	5,143,478

Property and equipment, net	1,311,777	1,175,508

Deposit on machinery and equipment	423,383	-
Total Assets	$6,750,005	$6,318,986

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$770,071	$484,752
Line of credit, net	1,608,191	1,363,145
Term loan	140,004	140,004
Note payable - net	1,666,950	1,401,906
Total current liabilities	4,185,216	3,389,807

Term loan - net of current	478,327	513,328
Note payable - net of current portion	751,055	1,298,819
Notes payable - related party	117,656	117,656
Total long-term liabilities	1,347,038	1,929,803

Total Liabilities	5,532,254	5,319,610

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 shares issued and outstanding, respectively	—	—
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 27,947,539 and 27,810,717 shares issued and outstanding, respectively	279	278
Additional paid in capital	15,961,978	15,825,029
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,595,007)	(14,676,432)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	1,217,751	999,376

Total Liabilities and Stockholders’ Equity	$6,750,005	$6,318,986

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	April 30, 2017	April 30, 2016

Sales - net of slotting fees and discounts	$5,357,301	$3,923,977

Cost of sales	3,457,723	2,448,778

Gross profit	1,899,578	1,475,199

Operating expenses
Research and development	25,588	30,562
General and administrative expenses	1,557,828	1,499,857
Total operating expenses	1,583,416	1,530,419

Income (loss) from operations	316,162	(55,220)

Other expenses
Interest expense	(170,657)	(161,762)
Amortization of debt discount	(17,280)	(9,125)
Total other expenses	(187,937)	(170,887)

Net income (loss)	128,225	(226,107)

Less: preferred dividends	(46,800)	(64,521)

Net income (loss) available to common stockholders	$81,425	$(290,628)

Net income (loss) per common share - basic	$0.00	$(0.01)
Net income (loss) per common share - diluted	$0.00	$(0.01)

Weighted average common shares outstanding
- basic	27,810,717	26,507,516
- diluted	32,532,135	26,507,516

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2017 through April 30, 2017

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, February 1, 2017	23,400	$-	27,810,717	$278	(230,000)	$(149,500)	$15,825,029	$1	$(14,676,432)	$999,376

Common stock issued for services	-	-	87,554	1	-	-	82,999	-	-	83,000

Stock options issued for services	-	-	-	-	-	-	7,150	-	-	7,150

Series A Preferred dividend issued in common shares	-	-	49,268	-	-	-	46,800	-	-	46,800

Series A Preferred dividend	-	-	-	-	-	-	-	-	(46,800)	(46,800)

Net income	-	-	-	-	-	-	-	-	128,225	128,225
Balance, April 30, 2017	23,400	$-	27,947,539	$279	(230,000)	$(149,500)	$15,961,978	$1	$(14,595,007)	$1,217,751

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	April 30, 2017	April 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128,225	$(226,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	107,081	76,703
Amortization of debt discount and debt issuance costs	17,280	9,125
Share-based compensation	90,150	179,208
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(483,917)	(248,619)
Inventories	262,694	(254,233)
Prepaid expenses	56,061	(15,087)
Due from manufacturer - related party	63,662	51,730
Increase (Decrease) in:
Accounts payable and accrued expenses	285,319	(10,582)
Net Cash Provided by (Used In) Operating Activities	526,555	(437,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(666,733)	(18,650)
Net Cash Used In Investing Activities	(666,733)	(18,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(300,000)	-
Borrowings (repayments) of line of credit, net	245,046	481,039
Repayment of term loan	(35,001)	(30,000)
Repayment of promissory notes	-	(79,490)
Net Cash (Used In) Provided By Financing Activities	(89,955)	371,549

Net Decrease in Cash	(230,133)	(84,963)

Cash - Beginning of Period	666,580	587,422

Cash - End of Period	$436,447	$502,459

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$66,941	$72,311

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$46,800	$131,513
Accrued dividends	$46,800	$64,521
Debt extension fee included in principal balance of note	$52,236	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2017

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2017 filed on April 23, 2017. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2017 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2018.

Going Concern Analysis

Going Concern Analysis

The Company had a net income (loss) of $128,225 and $(226,107) for the three months ended April 30, 2017 and 2016. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern. However, as of April 30, 2017, we had cash and working capital of $436,447 and $829,629, respectively. During the three months ended April 30, 2017, the Company generated cash from operations of $526,555. In addition, management was able to negotiate the terms of its note payable with one of the lenders and intends to exercise an option to extend the maturity date of the note payable to May 1, 2018. Also, the continued revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2017 or January 31, 2017.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2017 and January 31, 2017, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2017 and January 31, 2017:

	April 30, 2017	January 31, 2017
Finished goods	$180,929	$443,623

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2017 and 2016 were $25,588 and $30,562, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016
Gross Sales	$5,473,205	$4,040,988
Less: Slotting, Discounts, Allowances	115,905	117,011
Net Sales	$5,357,301	$3,923,977

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2017 and 2016 were $317,594 and $420,892, respectively.

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

For the three months ended April 30, 2017 and 2016, share-based compensation amounted to $90,150 and $179,208, respectively.

For the three months ended April 30, 2017 and 2016, when computing fair value of share-based payments, the Company has considered the following variables:

	April 30, 2017	April 30, 2016
Risk-free interest rate	1.18%	1.28% to 1.33%
Expected life of grants	4.0 years	2.5 years
Expected volatility of underlying stock	188%	178% to 179%
Dividends	0%	0%

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended
	April 30, 2017	April 30, 2016
Numerator:
Net income/(loss) attributable to common stockholders	$81,425	$(290,628)
Effect of dilutive securities:	—	—

Diluted net income (loss)	$81,425	$(290,628)

Denominator:
Weighted average common shares outstanding - basic	27,810,717	26,507,516
Dilutive securities (a):
Series A Preferred	3,466,667	—
Options	198,495	—
Warrants	1,056,256	—

Weighted average common shares outstanding and assumed conversion - diluted	32,532,135	26,507,516

Basic net income (loss) per common share	$0.00	$(0.01)

Diluted net income (loss) per common share	$0.00	$(0.01)

(a) - Anti-dilutive securities excluded:	3,779,884	9,189,805

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

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the three months ended April 30, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. During the three months ended April 30, 2017, the Company adopted the methodologies prescribed by ASU 2016-09 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is in the process of evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on April 30, 2017 and January 31, 2017 are as follows:

	April 30, 2017	January 31, 2017
Machinery and Equipment	$1,193,726	$1,193,473
Furniture and Fixtures	23,067	17,942
Leasehold Improvements	1,063,170	825,198
	2,279,963	2,036,613
Less: Accumulated Depreciation	968,186	861,105
	$1,311,777	$1,175,508

Depreciation expense charged to income for the three months ended April 30, 2017 and 2016 amounted to $107,081 and $76,703, respectively.

Note 4 - Investment in Meatball Obsession, LLC

During 2011, the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity.

At December 31, 2011, the investment was written down to $0 due to losses incurred by MO.

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2017 and January 31, 2017, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five-year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is co-owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest entity but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. In addition, based on the analysis the Company determined that the CEO and President of the Company is the primary beneficiary of the variable interest entity and bears the risk of loss. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. In September 2016, the agreement was amended and restated to extend the agreement until August 2, 2021. The amended agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The term of this Agreement shall expire on the later of the expiration date or a date which is three (3) years following a Change of Control. For purposes of the agreement, a Change of Control shall occur when a third party who is not currently a shareholder of the Company acquires control of at least fifty-one percent (51%) of the voting shares of the Company.

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

During the three months ended April 30, 2017 and 2016, the Company purchased inventory of $3,307,107 and $2,843,012, respectively, from the Manufacturer.

During the three months ended April 30, 2017 and 2016, the Manufacturer incurred expenses of $15,000 and $6,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At April 30, 2017 and January 31, 2017, the amount due from the Manufacturer is $2,016,046 and $2,079,708 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2017 and 2016, the Company generated approximately $22,571 and $10,102 in revenues from MO, respectively.

As of April 30, 2017 and January 31, 2017, the Company had a receivable of $9,849 and $8,189 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended April 30, 2017 and 2016, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of April 30, 2017 and January 31, 2017, the outstanding principal balance of the notes was $117,656.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of April 30, 2017 and January 31, 2017, the outstanding balance on the line of credit was $1,608,191 and $1,363,145, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

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

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The initial term of the facility is for a period of two years and will automatically renew for an additional one year period. The Company is required to pay an annual facility fee equal to 0.75% of the total $3,200,000 facility and pays an annualized maintenance fee equal to 2.16% of the total facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company. Due to the terms of the agreement regarding a subjective acceleration clause and a lockbox arrangement, the line of credit is shown as a current liability on the condensed consolidated balance sheets.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $618,331 and $653,332 as of April 30, 2017 and January 31, 2017, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer, entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 7 –Note Payable

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

On March 10, 2017, the Company further extended the maturity date to May 1, 2018. Per the terms of the amended agreement:

1)	The Company will pay to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of March 31, 2017, which shall include all interest which would be accrued on the note through March 31, 2017;

2)	The Company shall make monthly principal payments to Manatuck as follows:

March 2017-December 2017	$150,000
January 2018-May 1, 2018	$200,000

Based on management’s review of the amended agreement and extension, the accounting for debt modification applied. The Company accrued the 2% fee totaling $52,236 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $83,050 and $48,094 as of April 30, 2017 and January 31, 2017, respectively.

The outstanding balance including principal and interest and net of debt discount at April 30, 2017 and January 31, 2017 was $2,418,005 and $2,700,725, respectively.

Future maturities of all debt (including debt discussed above in Notes 5, 6 and 7) are as follows:

For the Twelve-Month Period Ending April 30,
2018	$3,498,195
2019	1,008,715
2020	140,004
2021	140,004
2022	58,315
$4,845,233

Note 8 - Concentrations

Revenues

During the three months ended April 30, 2017, the Company earned revenues from two customers representing approximately 35% and 13% of gross sales. During the three months ended April 30, 2016, the Company earned revenues from four customers representing approximately 14%, 13%, 12% and 11% of gross sales.

As of April 30, 2017, these two customers represented approximately 41% and 15% of total gross outstanding receivables, respectively. As of April 30, 2016, these four customers represented approximately 16%, 8%, 14% and 25% of total gross outstanding receivables, respectively

Cost of Sales

For the three months ended April 30, 2017 and 2016, one vendor (a related party) represented approximately 100% and 98% of the Company’s purchases, respectively.

Note 9 - Stockholders’ Equity

Common Stock

During the three months ended April 30, 2017, the Company issued 49,268 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $46,800.

During the three months ended April 30, 2017, the Company issued 87,554 shares of its common stock to employees and consultants for services rendered of $83,000.

Treasury Stock

As discussed in Note 7, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(229,404)	$1.00
Outstanding – April 30, 2017	652,000	$0.71
Exercisable – April 30, 2017	576,000	$0.80

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	652,000	2.76 years	$0.71	576,000	$0.80

At April 30, 2017 the total intrinsic value of options outstanding and exercisable was $188,570 and $159,870, respectively.

For the three months ended April 30, 2017 and 2016, the Company recognized an aggregate of $7,150 and $80,470, respectively. At April 30, 2017, unrecognized stock based compensation was $40,248.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2017	7,311,770	$1.04
Exercisable – January 31, 2017	7,311,770	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(150,000)	$1.00
Outstanding – April 30, 2017	7,161,770	$1.05
Exercisable – April 30, 2017	7,161,770	$1.05

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	7,161,770	3.31 years	$1.05	7,161,770	$1.05

At April 30, 2017, the total intrinsic value of warrants outstanding and exercisable was $1,003,444 and $1,033,444, respectively.

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

The Exclusive Term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date, unless terminated or extended as provided herein. Licensor, at its option, may terminate the Exclusive Term by notice in writing to Licensee, delivered between the 60th and the 90th day following the end of any Agreement Year if, on or before the 60th day following the end of such Agreement Year, Licensee has not paid Licensor Royalties with respect to such Agreement Year at least equal to the minimum royalty (the “Minimum Royalty”) for such Agreement Year. Subject to the foregoing sentence, and provided Licensee has not breached this Agreement and failed to cure such breach in accordance herewith, Licensee may extend the Exclusive Term for an additional twenty-five (25) years, by notice in writing to Licensor, delivered on or before the 50th anniversary of the Effective Date.

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

The Company incurred $116,947 and $85,704 of royalty expenses for the three months ended April 30, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five year warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The warrants shall be exercisable at any time during the five-year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of common stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. During the three months ended April 30, 2017, no payments were made to Spartan.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Total future minimum payments required under operating lease as of April 30, 2017 are as follows:

For the Twelve Months Ending April 30,
2018	$18,847
2019	17,281
$36,218

Note 11 – Subsequent Events

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

Results of Operations for the Three Months ended April 30, 2017 and April 30, 2016

The following table sets forth the summary statements of operations for the three months ended April 30, 2017 and April 30, 2016:

	Three Months Ended
	April 30, 2017	April 30, 2016
Sales - Net of Slotting Fees and Discounts	$5,357,301	$3,923,977
Gross Profit	$1,899,578	$1,475,199
Operating Expenses	$(1,583,416)	$(1,530,419)
Other Expenses	$(187,937)	$(170,887)
Net Income (Loss)	$128,225	$(226,107)

For the three months ended April 30, 2017 and April 30, 2016, the Company reported a net income (loss) of $128,225 and $(226,107), respectively. The change in net loss between the three months ended April 30, 2017 and April 30, 2016, which was primarily attributable to an increase in sales of 37%.

Sales: Sales, net of slotting fees and discounts increased by approximately 37% to $5,357,301 during the three months ended April 30, 2017, from $3,923,977 during the three months ended April 30, 2016. During the three months ended April 30, 2017, the Company sold into higher volume locations compared to the three months ended April 30, 2016. The Company has sold into approximately 38,600 SKU’s in 11,700 retail and grocery locations at April 30, 2017 as compared to approximately 35,000 SKU’s in 11,400 retail and grocery locations at April 30, 2016. In addition, during the three months ended April 30, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 35% for the three months ended April 30, 2017 compared to 38% for the three months ended April 30, 2016. The decrease in gross profit margin is attributable to the change in product mix and an increase in commodity costs.

Operating Expenses: Operating expenses increased by 3% during the three months ended April 30, 2017, as compared to the three months ended April 30, 2016. The $52,997 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $110,825 due to higher sales offset by better efficiency;

●	Commission expenses of $47,555 related to increased sales;

●	Royalty expense of $31,243 related to increased sales; and

●	Depreciation expense of $30,377 due to new fixed asset purchases during the period.

These expense increases were offset by decreases in the following expenses:

●	Advertising, social media and promotional expenses of $99,548 related to a decrease in spending on special promotions;

●	Stock-based compensation for services rendered by employees and consultants decreased by of $80,057 compared to the prior year;

●	Trade show and travel expenses decreased by $27,808 due to better management of this expense.

Other Expense: Other expenses increased by $17,050 to $187,937 for the three months ended April 30, 2017 as compared to $170,887 during the three months ended April 30, 2016. For three months ended April 30, 2017, other expenses consisted of $170,657 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $17,280 of amortization expense related to the debt discount. For the three months ended April 30, 2016, other expenses consisted of $161,762 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $9,125 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2017 compared to January 31, 2017:

	April 30, 2017	January 31, 2017	Increase/(Decrease)
Current Assets	$5,014,845	$5,143,478	$(128,633)
Current Liabilities	$4,185,216	$3,389,807	$795,409
Working Capital	$829,629	$1,753,671	$(924,042)

As of April 30, 2017, we had a working capital of $829,629 as compared to a working capital of $1,753,671 as of January 31, 2017, a decrease of $924,042. The decrease in working capital is primarily attributable to decreases in cash, inventories and prepaid expenses which were offset by increases in accounts receivable, due from manufacturer and increases in accounts payable and accrued expenses, line of credit, related party notes and note payable.

Net cash provided by (used in) operating activities for the three months ended April 30, 2017 and 2016 was $526,555 and ($437,892), respectively. The net income (loss) for the three months ended April 30, 2017 and 2016 was $128,225 and $(437,862), respectively.

Net cash used in all investing activities for the three months ended April 30, 2017 was $666,733 as compared to $18,650 for the three months ended April 30, 2016, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures primarily relate to continuous improvement to our equipment and facilities in order to increase manufacturing capacity, supporting our growth and continued commercialization of our products.

Net cash (used in) provided by all financing activities for the three months ended April 30, 2017 was $(89,955) as compared to cash provided by financing activities of $371,549 for the three months ended April 30, 2016. During the three months ended April 30, 2017, the Company had net borrowings of $245,046 for transactions pursuant to the line of credit. These borrowings were offset by $35,001 and $300,000 paid for repayments on a term loan and net payments of the note payable, respectively. During the year ended January 31, 2016, the Company had net borrowings of $481,039 pursuant to the line of credit. The increase was offset by $30,000 repayments of term loan and $79,490 repayments of promissory notes, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $128,225 and $526,555, respectively, for the three months ended April 30, 2017.

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

Going Concern Analysis

The Company had a net income (loss) of $128,225 and $(226,107) for the three months ended April 30, 2017 and 2016. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern. However, as of April 30, 2017, we had cash and working capital of $436,447 and $829,629, respectively. During the three months ended April 30, 2017, the Company generated cash from operations of $526,555. In addition, management was able to negotiate the terms of its note payable with one of the lenders and intends to exercise an option to extend the maturity date of the note payable to May 1, 2018. Also, the continued revenue growth coupled with improved gross margins and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on evaluation as of the end of the period covered by this Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from February 1, 2017 through June 8, 2017 which were not registered under the Securities Act.

During the period between February 1, 2017 and June 8, 2017 the Company issued an aggregate of 136,817 shares of its Common stock as follows:

Stock in lieu of compensation	87,554 shares
Series A Preferred Stock Dividends	49,263 shares

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 12, 2017	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

