Form 10-Q
period 2017-07-31
MamaMancini's Holdings, Inc.
filed 2017-09-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2017

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

As of September 13, 2017, there were 28,918,433 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2017	January 31, 2017
	(Unaudited)
Assets

Assets:
Cash	$639,454	$666,580
Accounts receivable, net	3,064,576	1,817,820
Inventories	235,207	443,623
Prepaid expenses	143,188	135,747
Due from manufacturer - related party	1,597,518	2,079,708
Total current assets	5,679,943	5,143,478

Property and equipment, net	1,299,183	1,175,508

Deposit on machinery and equipment	493,855	-
Total Assets	$7,472,981	$6,318,986

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$891,609	$484,752
Line of credit, net	2,454,151	1,363,145
Term loan	140,004	140,004
Note payable - net	2,126,736	1,401,906
Total current liabilities	5,612,500	3,389,807

Term loan - net of current	443,326	513,328
Note payable - net of current portion	-	1,298,819
Notes payable - related party	117,656	117,656
Total long-term liabilities	560,982	1,929,803

Total Liabilities	6,173,482	5,319,610

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 shares issued as of July 31, 2017 and January 31, 2017; and 0 and 23,400 shares outstanding as of July 31, 2017 and January 31, 2017	—	—
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,593,665 and 27,810,717 shares issued and outstanding, respectively	315	278
Additional paid in capital	16,064,056	15,825,029
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,615,373)	(14,676,432)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	1,299,499	999,376

Total Liabilities and Stockholders’ Equity	$7,472,981	$6,318,986

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2017	2016	2017	2016

Sales-net of slotting fees and	$7,005,434	$4,138,280	$12,362,735	$8,062,257

Costs of Sales	4,995,088	2,772,966	8,452,811	5,221,744

Gross profit	2,010,346	1,365,314	3,909,924	2,840,513

Operating expenses:
Research and development	24,531	37,225	50,119	67,787
General and administrative	1,778,348	1,437,256	3,336,176	2,937,113
Total operating expenses	1,802,879	1,474,481	3,386,295	3,004,900
Income (loss) from operations	207,467	(109,167)	523,629	(164,387)

Other income (expense):
Interest expense	(174,338)	(157,949)	(344,995)	(319,711)
Amortization of debt discount	(8,730)	(9,694)	(26,010)	(18,819)
Total other income (expense)	(183,068)	(167,643)	(371,005)	(338,530)

Net income (loss)	$24,399	(276,810)	152,624	(502,917)

Less: preferred dividends	(44,765)	(46,800)	(91,565)	(111,321)

Net income (loss) available to common stockholders	(20,366)	(323,610)	61,059	(614,238)

Net loss per common share - basic	$(0.00)	(0.01)	0.00	(0.02)
Net loss per common share - diluted	$(0.00)	(0.01)	0.00	(0.02)
Weighted average common shares outstanding – basic	28,100,066	27,039,199	27,957,789	26,776,279
Weighted average common shares outstanding – diluted	28,100,066	27,039,199	29,799,576	26,776,279

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2017 through July 31, 2017

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, February 1, 2017	23,400	$-	27,810,717	$278	(230,000)	$(149,500)	$15,825,029	$1	$(14,676,432)	$999,376

Common stock issued for services	-	-	135,564	1	-	-	138,499	-	-	138,500

Stock options issued for services	-	-	-	-	-	-	8,999	-	-	8,999

Series A Preferred dividend issued in common shares	-	-	90,717	1	-	-	91,564	-	-	91,565

Series A Preferred dividend	-	-	-	-	-	-	-	-	(91,565)	(91,565)

Conversion of Series A Preferred to common	(23,400)	-	3,466,667	35	-	-	(35)	-	-	-

Net income	-	-	-	-	-	-	-	-	152,624	152,624
Balance, July 31, 2017	-	$-	31,503,665	$315	(230,000)	$(149,500)	$16,064,056	$1	$(14,615,371)	$1,299,499

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	July 31, 2017	July 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$152,624	$(502,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	219,205	159,703
Amortization of debt discount and debt issuance costs	26,010	18,819
Share-based compensation	147,499	352,137
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,246,756)	116,339
Inventories	208,416	(155,226)
Prepaid expenses	(7,441)	(43,891)
Due from manufacturer - related party	482,190	67,918
Increase (Decrease) in:
Accounts payable and accrued expenses	406,858	(36,285)
Net Cash Provided by (Used In) Operating Activities	388,605	(23,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(836,735)	(204,083)
Net Cash Used In Investing Activities	(836,735)	(204,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(600,000)	-
Borrowings (repayments) of line of credit, net	1,091,006	144,810
Repayment of term loan	(70,002)	(60,000)
Repayment of promissory notes	-	(180,300)
Net Cash (Used In) Provided By Financing Activities	421,004	(95,490)

Net Decrease in Cash	(27,126)	(322,976)

Cash - Beginning of Period	666,580	587,422

Cash - End of Period	$639,454	264,446

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	-
Interest	$145,241	76,311

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$91,565	$178,314
Accrued dividends	$-	$64,521
Debt issuance costs included in principal balance of note	$52,236	$-
Prepaid stock-based compensation	$-	$28,125
Accrued interest reclassified to principal balance of convertible note	-	270,323

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2017

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

Going Concern Analysis

Going Concern Analysis

The Company had a net income (loss) of $152,624 and $(502,917) for the six months ended July 31, 2017 and 2016. In addition, as of July 31, 2017, we had cash and working capital of $639,454 and $67,443, respectively. During the six months ended July 31, 2017, the Company generated cash from operations of $388,605. In addition, the Company was able to negotiate the terms of its note payable with one of the lenders and has exercised an option to extend the maturity date of the note payable to May 1, 2018. Also, continued increases in sales and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s historical ability to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current trends in improving cash flow, the initial conditions which had raised doubt regarding the entity’s ability to continue as a going concern have been resolved. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2017 or January 31, 2017.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of July 31, 2017 and January 31, 2017, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2017 and January 31, 2017:

	July 31, 2017	January 31, 2017
Finished goods	$235,207	$443,623

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2017 and 2016 were $24,531 and $37,225, respectively. Research and development expenses for the six months ended July 31, 2017 and 2016 were $50,119 and $67,787, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Six Months Ended July 31, 2017	Six Months Ended July 31, 2016
Gross Sales	$12,587,604	$8,298,592
Less: Slotting, Discounts, Allowances	224,869	236,335
Net Sales	$12,362,735	$8,062,257

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2017 and 2016 were $405,349 and $350,665, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2017 and 2016 were $722,943 and $771,557, respectively.

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

For the three months ended July 31, 2017 and 2016, share-based compensation amounted to $57,349 and $172,929, respectively. For the six months ended July 31, 2017 and 2016, share-based compensation amounted to $147,499 and $352,137, respectively.

For the six months ended July 31, 2017 and 2016, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2017	July 31, 2016
Risk-free interest rate	1.18%	1.07% to 1.33%
Expected life of grants	3.76 years	2.5 to 3.5 years
Expected volatility of underlying stock	298%	166% to 179%
Dividends	0%	0%

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

	For the Three Months Ended
	July 31, 2017	July 31, 2016
Numerator:
Net loss attributable to common stockholders	$(20,366)	$(323,610)
Effect of dilutive securities:		—

Diluted net (loss)	$(20,366)	$(323,610)

Denominator:
Weighted average common shares outstanding - basic	28,100,066	27,039,199
Dilutive securities (a):
Series A Preferred	-	—
Options	-	—
Warrants	-	—

Weighted average common shares outstanding and assumed conversion - diluted	28,100,066	27,039,199

Basic net (loss) per common share	$(0.00)	$(0.01)

Diluted net (loss) per common share	$(0.00)	$(0.01)

(a) - Anti-dilutive securities excluded:	7,652,372	9,189,805

	For the Six Months Ended
	July 31, 2017	July 31, 2016
Numerator:
Net income/(loss) attributable to common stockholders	$61,059	$(614,238)
Effect of dilutive securities:		—

Diluted net income (loss)	$61,059	$(614,238)

Denominator:
Weighted average common shares outstanding - basic	27,957,789	26,776,2798
Dilutive securities (a):
Series A Preferred	-	—
Options	254,051	—
Warrants	1,587,736	—

Weighted average common shares outstanding and assumed conversion - diluted	29,799,576	26,776,279

Basic net (loss) per common share	$(0.00)	$(0.02)

Diluted net (loss) per common share	$(0.00)	$(0.02)

(a) - Anti-dilutive securities excluded:	3,230,150	9,189,805

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

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the six months ended July 31, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

Note 3 - Property and Equipment:

Property and equipment on July 31, 2017 and January 31, 2017 are as follows:

	July 31, 2017	January 31, 2017
Machinery and Equipment	$1,285,187	$1,193,473
Furniture and Fixtures	23,067	17,942
Leasehold Improvements	1,071,239	825,198
	2,379,493	2,036,613
Less: Accumulated Depreciation	1,080,310	861,105
	$1,299,183	$1,175,508

Depreciation expense charged to income for the three months ended July 31, 2017 and 2016 amounted to $112,124 and $83,000, respectively. Depreciation expense charged to income for the six months ended July 31, 2017 and 2016 amounted to $219,205 and $137,585, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2017 and January 31, 2017, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Joseph Epstein Foods

On March 1, 2010, the Company entered into a five-year agreement with Joseph Epstein Foods (the “Manufacturer”) who is a related party. The Manufacturer is co-owned by the CEO and President of the Company. The Company analyzed the relationship with the Manufacturer to determine if the Manufacturer is a variable interest entity as defined by FASB ASC 810 “Consolidation”. Based on this analysis, the Company has determined that the Manufacturer is a variable interest entity but the Company is not the primary beneficiary of the variable interest entity and therefore consolidation is not required. In addition, based on the analysis the Company determined that the CEO and President of the Company are the primary beneficiary of the variable interest entity and bears the risk of loss. Under the terms of the agreement, the Company grants to the Manufacturer a revocable license to use the Company’s recipes, formulas, methods and ingredients for the preparation and production of Company’s products, for manufacturing the Company’s product and all future improvements, modifications, substitutions and replacements developed by the Company. The Manufacturer in turn grants the Company the exclusive right to purchase the product. Under the terms of the agreement the Manufacturer agrees to manufacture, package, and store the Company’s products and the Company has the right to purchase products from one or more other manufacturers, distributors or suppliers. In September 2016, the agreement was amended and restated to extend the agreement until August 2, 2021. The amended agreement contains a perpetual automatic renewal clause for a period of one year after the expiration of the initial term. During the renewal period either party may cancel the contract with written notice nine months prior to the termination date. The term of this Agreement shall expire on the later of the expiration date or a date which is three (3) years following a Change of Control. For purposes of the agreement, a Change of Control shall occur when a third party who is not currently a shareholder of the Company acquires control of at least fifty-one percent (51%) of the voting shares of the Company.

Under the terms of the agreement if the Company specifies any change in packaging or shipping materials which results in the manufacturer incurring increased expense for packaging and shipping materials or in the Manufacturer being unable to utilize obsolete packaging or shipping materials in ordinary packaging or shipping, the Company agrees to pay as additional product cost the additional cost for packaging and shipping materials and to purchase at cost such obsolete packaging and shipping materials. If the Company requests any repackaging of the product, other than due to defects in the original packaging, the Company will reimburse the Manufacturer for any labor costs incurred in repackaging. Per the agreement, all product delivery shipping costs are the expense of the Company. The Company agreed with the Manufacturer at the end of the last fiscal year that Company would purchase a minimum of $965,000 of product each month and that any amount below that sum would be a charge of 12% of that shortfall each month. In return, the Manufacturer obligated itself to offer the Company competitive prices and would not co-pack for other suppliers and would either maintain or lower its payable to the Company each quarter. In addition, the Manufacturer agreed to rebate the Company any overage of gross margin above 12% each month.

From time to time the Company will make investments in equipment located at the Manufacturer’s facility. The equipment is capitalized and depreciated by the Company over the estimated useful life.

During the three months ended July 31, 2017 and 2016, the Company purchased inventory of $5,062,421 and $2,667,959, respectively, from the Manufacturer. During the six months ended July 31, 2017 and 2016, the Company purchased inventory of $8,369,528 and $5,368,970, respectively, from the Manufacturer.

During the three months ended July 31, 2017 and 2016, the Manufacturer incurred expenses of $15,000 and $6,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the six months ended July 31, 2017 and 2016, the Manufacturer incurred expenses of $30,000 and $12,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At July 31, 2017 and January 31, 2017, the amount due from the Manufacturer is $1,597,518 and $2,079,708 respectively.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2017 and 2016, the Company generated approximately $10,468 and $223 in revenues from MO, respectively. For the six months ended July 31, 2017 and 2016, the Company generated approximately $33,039 and $10,325 in revenues from MO, respectively.

As of July 31, 2017 and January 31, 2017, the Company had a receivable of $5,261 and $8,189 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended July 31, 2017 and 2016, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the six months ended July 31, 2017 and 2016, the Company recorded $24,000 and $24,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of July 31, 2017 and January 31, 2017, the outstanding principal balance of the notes was $117,656.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of July 31, 2017 and January 31, 2017, the outstanding balance on the line of credit was $2,454,151 and $1,363,145, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan:	$700,000

EGC may from time to time make loans in an aggregate amount not to exceed the Accounts Revolving Line of Credit up to 85% of the net amount of Eligible Accounts (as defined in the Loan and Security Agreement). In July 2017, EGC made an accommodation whereby the Accounts Receivable Line of Credit could be increased to $2,500,000, provided that the aggregate principal amount of the facility did not exceed $3,200,000. Also, in July 2017, EGC advanced an additional loan to the Company in the principal amount of $300,000, subject to $50,000 monthly repayments commencing July 31, 2017. EGC may from time to time make loans in an aggregate amount not to exceed the Inventory Revolving Line of Credit against Eligible Inventory (as defined in the Loan and Security Agreement) in an amount up to 50% of finished goods and in an amount up to 20% of raw material, which is capped at $30,000.

The revolving interest rates is equal to the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus (a) 2.5% on loans and advances made against eligible accounts and (b) 4.0% on loans made against eligible inventory. The term loan bears interest at a rate of the highest prime rate in effect during each month as generally reported by Citibank, N.A. plus 4.0%. The initial term of the facility is for a period of two years and will automatically renew for an additional one-year period. The Company is required to pay an annual facility fee equal to 0.75% of the total $3,200,000 facility and pays an annualized maintenance fee equal to 2.16% of the total facility. In the event of default, the Company shall pay 10% above the stated rates of interest per the Agreement. The drawdowns are secured by all of the assets of the Company. Due to the terms of the agreement regarding a subjective acceleration clause and a lockbox arrangement, the line of credit is shown as a current liability on the condensed consolidated balance sheets.

On September 3, 2014, the Company also entered into a 5 year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $583,330 and $653,332 as of July 31, 2017 and January 31, 2017, respectively.

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

On March 10, 2017, the Company further extended the maturity date to May 1, 2018. Per the terms of the amended agreement:

1)	The Company will pay to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of March 31, 2017, which shall include all interest which would be accrued on the note through March 31, 2017;

2)	The Company shall make monthly principal payments to Manatuck as follows:

March 2017-September 2017	$100,000
October 2017-December 2017	$150,000
January 2018-May 1, 2018	$200,000

Based on management’s review of the amended agreement and extension, the accounting for debt modification applied. The Company accrued the 2% fee totaling $52,236 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $74,320 and $48,094 as of July 31, 2017 and January 31, 2017, respectively.

The outstanding balance including principal and interest and net of debt discount at July 31, 2017 and January 31, 2017 was $2,126,736 and $2,700,725, respectively.

Future maturities of all debt (including debt discussed above in Notes 5, 6 and 7) are as follows:

For the Twelve-Month Period Ending July 31,
2018	$4,720,891
2019	257,660
2020	140,004
2021	140,004
2022	23,314
$5,281,873

Note 8 - Concentrations

Revenues

During the six months ended July 31, 2017, the Company earned revenues from three customers representing approximately 39%, 11% and 10% of gross sales. During the six months ended July 31, 2016, the Company earned revenues from four customers representing approximately 20%, 13%, 12% and 11% of gross sales.

As of July 31, 2017, these three customers represented approximately 43%, 11% and 19% of total gross outstanding receivables, respectively. As of July 31, 2016, these four customers represented approximately 19%, 17%, and 12% of total gross outstanding receivables, respectively.

Cost of Sales

For the six months ended July 31, 2017 and 2016, one vendor (Joseph Epstein Foods, Inc.—a related party) represented approximately 100% and 100% of the Company’s purchases, respectively.

Note 9 - Stockholders’ Equity

Common Stock

On July 27, 2017 (after the effective date), 23,400 shares of the Company’s Series A Preferred Stock were automatically converted into approximately 3,466,667 shares of the Company’s Common Stock. Pursuant to the terms of the Certificate of Designation, a triggering event for the automatic conversion of the Series A Preferred Stock occurred on June 27, 2017 when the volume weighted average price of the Common Stock during a ten consecutive trading day period was at least $1.0125. The conversion became effective on July 27, 2017.

During the six months ended July 31, 2017, the Company issued 90,717 shares of its common stock to the holders of the Series A preferred Stock for dividends in arrears totaling $91,565.

During the six months ended July 31, 2017, the Company issued 135,564 shares of its common stock to employees and consultants for services rendered of $138,500.

Treasury Stock

As discussed in Note 7, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(229,404)	$1.00
Outstanding – July 31, 2017	652,000	$0.71
Exercisable – July 31, 2017	611,000	$0.71

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	652,000	2.51 years	$0.71	611,000	$0.71

At July 31, 2017 the total intrinsic value of options outstanding and exercisable was $323,560 and $299,780, respectively.

For the six months ended July 31, 2017 and 2016, the Company recognized share-based compensation related to options of an aggregate of $8,999 and $112,304, respectively. At July 31, 2017, unrecognized share-based compensation was $23,405.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2017	7,311,770	$1.04
Exercisable – January 31, 2017	7,311,770	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(311,400)	$1.00
Outstanding – July 31, 2017	7,000,372	$1.05
Exercisable – July 31, 2017	7,000,372	$1.05

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	7,000,372	3.06 years	$1.05	7,000,372	$1.05

At July 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $1,873,529 and $1,873,529, respectively.

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

The Company incurred $89,244 and $55,980 of royalty expenses for the three months ended July 31, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations. The Company incurred $206,191 and $141,684 of royalty expenses for the six months ended July 31, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

The Company upon closing of the Financing shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five-year warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The warrants shall be exercisable at any time during the five-year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of common stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 179,259 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $84,547 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. During the six months ended July 31, 2017, no payments were made to Spartan.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Total future minimum payments required under operating lease as of July 31, 2017 are as follows:

For the Twelve Months Ending July 31,
2018	$18,852
2019	12,568
$31,420

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

Proposed Merger with Joseph Epstein Food Enterprises, Inc. (“JEFE”)

Following extensive discussion and due diligence (including a third party valuation of JEFE commissioned by the Company’s Board of Directors), on September 7, 2017, the Company and JEFE executed a Letter of Intent pursuant to which the parties have agreed in principle that, pursuant to the terms detailed in the Letter of Intent and subject to certain additional terms and conditions and the execution of a definitive Merger Agreement and related agreements and documents, JEFE will merge with and into the Company (or a wholly-owned subsidiary thereof).

In connection with the merger, the Company will acquire all assets of JEFE which were estimated to be approximately $2,928,825 as of July 31, 2017. The consideration for the transaction will be (a) the extinguishment of the Inter-Company Loan between the parties which was $1,597,518 at July 31, 2017, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses which are estimated to be $2,656,948 at July 31, 2017, (c) assumption by the Company of certain third-party loans to JEFE totaling approximately $782,000 and (d) indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE in the amount of approximately $250,000. As a result of the transaction, (i) the Company will become the sole shareholder of JEFE either directly or through a wholly-owned subsidiary and (ii) following the closing, JEFE will be a wholly-owned subsidiary of the Company and its financial statements as of the Closing shall be consolidated with the Consolidated Financial Statements of the Company (collectively, the “Merger Transaction”). No cash will be exchanged in this transaction. The estimated assets of JEFE and consideration to be paid in connection with the merger transaction are subject to final due diligence by the Company and the audit of JEFE’s financial statements. The parties intend to close the Merger Transaction on or about November 1, 2017.

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

Plan of Operation

The Company’s product lines include, Italian Sauce and Beef Meatballs, Italian Sauce and Turkey Meatballs; Italian Sauce and Cheese Stuffed Meatballs,  Chicken Parmigiana Style Stuffed Meatballs, Chicken Florentine Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Beef and Turkey Meatballs, Original Beef and Original Turkey Meat Loaves, Beef Parmigiana and Turkey Parmigiana Meat Loaves, Beef and Bacon Gorgonzola Meat Loaves, Chicken Parmigiana and Pasta meals and Stuffed Pepper Mix. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line and plans to offer ravioli lasagna in the near future.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers who sell to Supermarket and Club Store customers.

The Company currently has supply agreement with JEFE, a related party, which has been extended to August 2, 2021. This agreement automatically renews for periods of one year unless otherwise terminated by nine months prior written notice. JEFE is owned by the CEO and President of the Company.

Following extensive discussion and due diligence (including a third party valuation of JEFE commissioned by the Company’s Board of Directors), on September 7, 2017, the Company and JEFE executed a Letter of Intent pursuant to which the parties have agreed in principle that, pursuant to the terms detailed in the Letter of Intent and subject to certain additional terms and conditions and the execution of a definitive Merger Agreement and related agreements and documents, JEFE will merge with and into the Company (or a wholly-owned subsidiary thereof). In connection with the merger, the Company will acquire all assets of JEFE which were estimated to be approximately $2,928,825 as of July 31, 2017. The consideration for the transaction will be (a) the extinguishment of the Inter-Company Loan between the parties which was $1,597,518 at July 31, 2017, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses which are estimated to be $2,656,948 at July 31, 2017, (c) assumption by the Company of certain third-party loans to JEFE totaling approximately $782,000 and (d) indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE in the amount of approximately $250,000. As a result of the transaction, (i) the Company will become the sole shareholder of JEFE either directly or through a wholly-owned subsidiary and (ii) following the closing, JEFE will be a wholly-owned subsidiary of the Company and its financial statements as of the Closing shall be consolidated with the Consolidated Financial Statements of the Company (collectively, the “Merger Transaction”). No cash will be exchanged in this transaction. The estimated assets of JEFE and consideration to be paid in connection with the merger transaction are subject to final due diligence by the Company and the audit of JEFE’s financial statements. The Company believes that the Merger Transaction will be accretive to the Company’s Gross Profit and Net Income. The parties intend to close the Merger Transaction on or about November 1, 2017.

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

Results of Operations for the Three Months ended July 31, 2017 and July 31, 2016

The following table sets forth the summary statements of operations for the three months ended July 31, 2017 and 2016:

	Three Months Ended
	July 31, 2017	July 31, 2016
Sales - Net of Slotting Fees and Discounts	$7,005,434	$4,138,280
Gross Profit	$2,010,346	$1,365,314
Operating Expenses	$(1,802,879)	$(1,474,481)
Other Expenses	$(183,068)	$(167,643)
Net Income (Loss)	$24,399	$(276,810)

For the three months ended July 31, 2017 and 2016, the Company reported a net income (loss) of $24,399 and $(276,810), respectively. The change in net loss between the three months ended July 31, 2017 and 2016, which was primarily attributable to an increase in sales of 69%.

Sales: Sales, net of slotting fees and discounts increased by approximately 69% to $7,005,434 during the three months ended July 31, 2017, from $4,138,280 during the three months ended July 31, 2016. During the three months ended July 31, 2017, the Company sold into higher volume locations compared to the three months ended July 31, 2016. The Company has sold into approximately 40,600 SKU’s in 11,900 retail and grocery locations at July 31, 2017 as compared to approximately 36,000 SKU’s in 11,400 retail and grocery locations at July 31, 2016. In addition, during the three months ended July 31, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 29% for the three months ended July 31, 2017 compared to 33% for the three months ended July 31, 2016. The decrease in gross profit margin is attributable to the change in product mix, increase in commodity costs, and costs of start up for large new placements.

Operating Expenses: Operating expenses increased by 22% during the three months ended July 31, 2017, as compared to the three months ended July 31, 2016. The $328,398 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $169,462 due to higher sales and start up costs of initial shipments.

●	Commission expenses of $66,660 related to increased sales;

●	Advertising, social media and promotional expenses of $57,684 related to an increase in sales;

●	Royalty expense of $33,264 related to increased sales; and

●	Depreciation expense of $29,124 due to new fixed asset purchases during the period;

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $78,360 compared to the prior year.

Other Expense: Other expenses increased by $15,425 to $183,068 for the three months ended July 31, 2017 as compared to $167,643 during the three months ended July 31, 2016. For three months ended July 31, 2017, other expenses consisted of $174,338 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $8,730 of amortization expense related to the debt discount. For the three months ended July 31, 2016, other expenses consisted of $157,949 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $9,694 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Six Months ended July 31, 2017 and July 31, 2016

The following table sets forth the summary statements of operations for the six months ended July 31, 2017 and 2016:

	Six Months Ended
	July 31, 2017	July 31, 2016
Sales - Net of Slotting Fees and Discounts	$12,362,735	$8,062,257
Gross Profit	$3,909,924	$2,840,513
Operating Expenses	$(3,386,295)	$(3,004,900)
Other Expenses	$(371,005)	$(338,530)
Net Income (Loss)	$152,624	$(502,917)

For the six months ended July 31, 2017 and 2016, the Company reported a net income (loss) of $152,624 and $(502,917), respectively. The change in net loss between the three months ended July 31, 2017 and 2016, which was primarily attributable to an increase in sales of 53%.

Sales: Sales, net of slotting fees and discounts increased by approximately 53% to $12,362,735 during the six months ended July 31, 2017, from $8,062,257 during the six months ended July 31, 2016. During the six months ended July 31, 2017, the Company sold into higher volume locations compared to the six months ended July 31, 2016. The Company has sold into approximately 40,600 SKU’s in 11,900 retail and grocery locations at July 31, 2017 as compared to approximately 36,000 SKU’s in 11,400 retail and grocery locations at July 31, 2016. In addition, during the three months ended July 31, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the six months ended July 31, 2017 compared to 35% for the six months ended July 31, 2016. The decrease in gross profit margin is attributable to the change in product, increase in commodity cost, and cost of start up for large new placements.

Operating Expenses: Operating expenses increased by 13% during the six months ended July 31, 2017, as compared to the six months ended July 31, 2016. The $381,395 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $280,287 due to higher sales;

●	Commission expenses of $114,215 related to increased sales;

●	Royalty expense of $64,507 related to increased sales; and

●	Depreciation expense of $59,501 due to new fixed asset purchases during the period.

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $158,417 compared to the prior year; and

●	Advertising, social media and promotional expenses of $41,864 related to a decrease in spending on special promotions.

Other Expense: Other expenses increased by $32,475 to $371,005 for the six months ended July 31, 2017 as compared to $338,530 during the six months ended July 31, 2016. For six months ended July 31, 2017, other expenses consisted of $344,995 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $26,010 of amortization expense related to the debt discount. For the six months ended July 31, 2016, other expenses consisted of $319,711 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $18,819 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2017 compared to January 31, 2017:

	July 31, 2017	January 31, 2017	Increase/(Decrease)
Current Assets	$5,679,943	$5,143,478	$536,465
Current Liabilities	$5,612,500	$3,389,807	$2,222,693
Working Capital	$67,443	$1,753,671	$(1,686,228)

As of July 31, 2017, we had a working capital of $67,443 as compared to a working capital of $1,753,671 as of January 31, 2017, a decrease of $1,686,228. The decrease in working capital is primarily attributable to the reclassification of approximately $1,400,000 of long term liabilities to short term liabilities ($2,000,000 of debt offset by $600,000 of debt reduction during the period) and a $836,735 investment in fixed assets.

Net cash provided by (used in) operating activities for the six months ended July 31, 2017 and 2016 was $388,605 and ($23,403), respectively. The net income (loss) for the six months ended July 31, 2017 and 2016 was $152,624 and $(502,917), respectively.

Net cash used in all investing activities for the six months ended July 31, 2017 was $863,735 as compared to $204,083 for the six months ended July 31, 2016, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures primarily relate to continuous improvement to our equipment and facilities in order to increase manufacturing capacity, supporting our growth and continued commercialization of our products.

Net cash provided by all financing activities for the six months ended July 31, 2017 was $421,004 as compared to cash used by financing activities of $(95,490) for the six months ended July 31, 2016. During the six months ended July 31, 2017, the Company had net borrowings of $1,091,006 for transactions pursuant to the line of credit. These borrowings were offset by $70,002 and $600,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the six months ended July 31, 2016, the Company had net borrowings of $144,810 for transactions pursuant to the line of credit. These increases were offset by $60,000 and $180,300 paid for repayments on a term loan and net payments of promissory notes, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $152,624 and $388,605, respectively, for the six months ended July 31, 2017.

Although the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the second quarter of fiscal year ended January 31, 2019, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Going Concern Analysis

The Company had a net income (loss) of $152,624 and $(502,917) for the six months ended July 31, 2017 and 2016. In addition, as of July 31, 2017, we had cash and working capital of $639,454 and $67,443, respectively. During the six months ended July 31, 2017, the Company generated cash from operations of $388,605. In addition, the Company was able to negotiate the terms of its note payable with one of the lenders and has exercised an option to extend the maturity date of the note payable to May 1, 2018. Also, continued increases in sales and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s historical ability to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current trends in improving cash flow, the initial conditions which had raised doubt regarding the entity’s ability to continue as a going concern have been resolved. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from May 1, 2017 through September 10, 2017 which were not registered under the Securities Act.

During the period between May 1, 2017 through September 10, 2017 the Company issued an aggregate of 226,279 shares of its Common stock as follows:

Stock in lieu of compensation	135,564 shares
Series A Preferred Stock Dividends	90,715 shares

In addition, on July 27, 2017, 23,400 shares of the Company’s Series A Preferred Stock were automatically converted into approximately 3,466,667 shares of the Company’s Common Stock.

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

None.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 13, 2017	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

