Form 10-Q
period 2017-10-31
MamaMancini's Holdings, Inc.
filed 2017-12-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2017

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

As of December 7, 2017, there were 31,716,080 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2017	January 31, 2017
	(Unaudited)
Assets

Assets:
Cash	$558,633	$666,580
Accounts receivable, net	2,859,190	1,817,820
Inventories	361,111	443,623
Prepaid expenses	97,957	135,747
Due from manufacturer - related party	1,537,724	2,079,708
Total current assets	5,414,615	5,143,478

Property and equipment, net	2,111,053	1,175,508

Deposit on machinery and equipment	94,060	—
Total Assets	$7,619,728	$6,318,986

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable and accrued expenses	$1,006,216	$484,752
Line of credit, net	2,303,920	1,363,145
Term loan	165,540	140,004
Note payable - net	1,807,182	1,401,906
Total current liabilities	5,282,858	3,389,807

Term loan - net of current	634,460	513,328
Note payable - net of current portion	—	1,298,819
Notes payable - related party	117,656	117,656
Total long-term liabilities	752,116	1,929,803

Total Liabilities	6,034,974	5,319,610

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2017 and January 31, 2017, 0 and 23,400 shares outstanding as of October 31, 2017 and January 31, 2017	—	—
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,716,128 and 27,810,717 shares issued and outstanding, respectively	318	278
Additional paid in capital	16,145,954	15,825,029
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(14,412,019)	(14,676,432)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	1,584,754	999,376

Total Liabilities and Stockholders’ Equity	$7,619,728	$6,318,986

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2017	2016	2017	2016

Sales-net of slotting fees and discounts	$7,351,355	$4,576,225	$19,714,090	$12,638,482

Costs of Sales	4,991,138	2,892,012	13,443,949	8,113,756

Gross profit	2,360,217	1,684,213	6,270,141	4,524,726

Operating expenses:
Research and development	27,528	38,529	77,647	106,316
General and administrative	1,914,914	1,402,121	5,251,090	4,339,234
Total operating expenses	1,942,442	1,440,650	5,328,737	4,445,550
Income from operations	417,775	243,563	941,404	79,176

Other income (expense):
Interest expense	(183,974)	(153,159)	(528,969)	(472,870)
Amortization of debt discount	(30,447)	(9,801)	(56,457)	(28,620)
Total other income (expense)	(214,421)	(162,960)	(585,426)	(501,490)

Net income (loss)	203,354	80,603	355,978	(422,314)

Less: preferred dividends	—	(46,800)	(91,565)	(158,121)

Net income (loss) available to common stockholders	$203,354	$33,803	$264,413	$(580,435)

Net income (loss) per common share - basic	$0.01	$0.00	$0.01	$(0.02)
Net income (loss) per common share - diluted	$0.01	$0.00	$0.01	$(0.02)
Weighted average common shares outstanding – basic	31,503,665	27,257,834	29,152,736	26,937,969
Weighted average common shares outstanding – diluted	33,283,110	27,507,834	30,932,182	26,937,969

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2017 through October 31, 2017

(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Equity

Balance, February 1, 2017	23,400	$-	27,810,717	$278	(230,000)	$(149,500)	$15,825,029	$1	$(14,676,432)	$999,376

Common stock issued for services	-	-	188,573	2	-	-	196,998	-	-	197,000

Stock options issued for services	-	-	-	-	-	-	32,400	-	-	32,400

Common stock issued for exercise of warrants	-	-	159,454	2	-	-	(2)	-	-	-

Series A Preferred dividend issued in common shares	-	-	90,717	1	-	-	91,564	-	-	91,565

Series A Preferred dividend	-	-	-	-	-	-	-	-	(91,565)	(91,565)

Conversion of Series A Preferred to common	(23,400)	-	3,466,667	35	-	-	(35)	-	-	-

Net income	-	-	-	-	-	-	-	-	355,978	355,978
Balance, October 31, 2017	-	$-	31,716,128	$318	(230,000)	$(149,500)	$16,145,954	$1	$(14,412,019)	$1,584,754

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	October 31, 2017	October 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$355,978	$(422,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	330,104	251,197
Amortization of debt discount and debt issuance costs	56,457	28,620
Share-based compensation	229,400	488,039
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,041,370)	(394,618)
Inventories	82,512	(206,752)
Prepaid expenses	37,790	(42,458)
Due from manufacturer - related party	541,984	112,135
Increase (Decrease) in:
Accounts payable and accrued expenses	521,464	39,532
Net Cash Provided by (Used In) Operating Activities	1,114,319	(146,619)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,359,709)	(225,792)
Net Cash Used In Investing Activities	(1,359,709)	(225,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable – related party	-	(7,344)
Repayment of note payable	(950,000)	-
Debt issuance costs	-	(50,000)
Borrowings (repayments) of line of credit, net	940,775	490,859
Borrowings from term loan	251,671	340,000
Repayment of term loan	(105,003)	(91,667)
Repayment of promissory notes	-	(241,829)
Net Cash Provided By Financing Activities	137,443	440,019

Net Increase (Decrease) in Cash	(107,947)	67,608

Cash - Beginning of Period	666,580	587,422

Cash - End of Period	$558,633	$655,030

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$535,685	$191,423

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$91,565	$225,114
Debt issuance costs included in principal balance of note	$52,236	$-
Prepaid stock-based compensation	$-	$7,500
Accrued interest reclassified to principal balance of convertible note	$-	$358,523

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2017

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

Going Concern Analysis

Going Concern Analysis

The Company had a net income (loss) of $355,978 and $(422,314) for the nine months ended October 31, 2017 and 2016. As a result, these conditions had raised substantial doubt regarding our ability to continue as a going concern. However, as of October 31, 2017, we had cash and working capital of $558,633 and $131,757, respectively. During the nine months ended October 31, 2017, the Company generated cash from operations of $1,114,319. In addition, the Company was able to negotiate the terms of its note payable with one of the lenders and has exercised an option to extend the maturity date of the note payable to May 1, 2018. Also, continued increases in sales and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s historical ability to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current trends in improving cash flow, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon the ability to further implement the business plan, generate sufficient revenues and to control operating expenses.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2017 or January 31, 2017.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of October 31, 2017 and January 31, 2017, the Company had reserves of $2,000.

Inventories

Inventories are stated at average cost using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017
Finished goods	$361,111	$443,623

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2017 and 2016 were $27,528 and $38,529, respectively. Research and development expenses for the nine months ended October 31, 2017 and 2016 were $77,647 and $106,316, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended October 31, 2017	Nine Months Ended October 31, 2016
Gross Sales	$20,055,073	$12,976,986
Less: Slotting, Discounts, Allowances	340,983	338,504
Net Sales	$19,714,090	$12,638,482

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2017 and 2016 were $522,823 and $377,429, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2017 and 2016 were $1,261,766 and $1,148,986, respectively.

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

For the three months ended October 31, 2017 and 2016, share-based compensation amounted to $81,901 and $115,277, respectively. For the nine months ended October 31, 2017 and 2016, share-based compensation amounted to $229,400 and $488,039, respectively.

For the nine months ended October 31, 2017 and 2016, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2017	October 31, 2016
Risk-free interest rate	1.18% to 1.60%	1.25% to 1.33%
Expected life of grants	2 to 3.51 years	2.5 to 3.5 years
Expected volatility of underlying stock	139% to 298%	172% to 179%
Dividends	0%	0%

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

	For the Three Months Ended
	October 31, 2017	October 31, 2016
Numerator:
Net income attributable to common stockholders	$203,354	$33,803
Effect of dilutive securities:	—	—

Diluted net income	$203,354	$33,803

Denominator:
Weighted average common shares outstanding - basic	31,503,665	27,257,834
Dilutive securities (a):
Series A Preferred	-	-
Options	257,493	250,000
Warrants	1,521,952	-

Weighted average common shares outstanding and assumed conversion - diluted	33,283,110	27,507,834

Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.01	$0.00

(a) - Anti-dilutive securities excluded:	3,041,001	9,230,805

	For the Nine Months Ended
	October 31, 2017	October 31, 2016
Numerator:
Net income/(loss) attributable to common stockholders	$264,413	$(580,435)
Effect of dilutive securities:	—	—

Diluted net income (loss)	$264,413	$(580,435)

Denominator:
Weighted average common shares outstanding - basic	29,152,736	26,937,969
Dilutive securities (a):
Series A Preferred	—	—
Options	257,493	—
Warrants	1,521,952	—

Weighted average common shares outstanding and assumed conversion - diluted	30,932,182	26,937,969

Basic net income (loss) per common share	$0.01	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.02)

(a) - Anti-dilutive securities excluded:	3,041,001	9,230,805

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

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the nine months ended October 31, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company's condensed consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company intends to utilize the transition method, retrospectively adopting with the cumulative effect of initially applying the standard at the date of initial application.

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

Note 3 - Property and Equipment:

Property and equipment on October 31, 2017 and January 31, 2017 are as follows:

	October 31, 2017	January 31, 2017
Machinery and Equipment	$1,872,228	$1,193,473
Furniture and Fixtures	23,067	17,942
Leasehold Improvements	1,406,967	825,198
	3,302,262	2,036,613
Less: Accumulated Depreciation	1,191,209	861,105
	$2,111,053	$1,175,508

Depreciation expense charged to income for the three months ended October 31, 2017 and 2016 amounted to $110,899 and $91,492, respectively. Depreciation expense charged to income for the nine months ended October 31, 2017 and 2016 amounted to $330,104 and $251,197, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2017 and January 31, 2017, the Company’s ownership interest in MO was 12% and 12%, respectively.

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

During the three months ended October 31, 2017 and 2016, the Company purchased inventory of $5,283,351 and $2,931,539, respectively, from the Manufacturer. During the nine months ended October 31, 2017 and 2016, the Company purchased inventory of $13,712,639 and $8,300,508, respectively, from the Manufacturer.

During the three months ended October 31, 2017 and 2016, the Manufacturer incurred expenses of $15,000 and $15,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses. During the nine months ended October 31, 2017 and 2016, the Manufacturer incurred expenses of $45,000 and $27,000, respectively, on behalf of the Company for shared administrative expenses and salary expenses.

At October 31, 2017 and January 31, 2017, the amount due from the Manufacturer is $1,537,724 and $2,079,708 respectively.

On November 1, 2017, the Company completed a merger with the Manufacturer as discussed in Note 11 below.

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2017 and 2016, the Company generated approximately $29,684 and $34,316 in revenues from MO, respectively. For the nine months ended October 31, 2017 and 2016, the Company generated approximately $62,723 and $44,641 in revenues from MO, respectively.

As of October 31, 2017 and January 31, 2017, the Company had a receivable of $23,617 and $8,189 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended October 31, 2017 and 2016, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the nine months ended October 31, 2017 and 2016, the Company recorded $36,000 and $24,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of October 31, 2017 and January 31, 2017, the outstanding principal balance of the notes was $117,656.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of October 31, 2017 and January 31, 2017, the outstanding balance on the line of credit was $2,303,920 and $1,363,145, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan:	$700,000

EGC may from time to time make loans in an aggregate amount not to exceed the Accounts Revolving Line of Credit up to 85% of the net amount of Eligible Accounts (as defined in the Loan and Security Agreement). In July 2017, EGC made an accommodation whereby the Accounts Receivable Line of Credit could be increased to $2,500,000, provided that the aggregate principal amount of the facility did not exceed $3,200,000. Also, in July 2017, EGC advanced an additional loan to the Company in the principal amount of $300,000, subject to $50,000 monthly repayments commencing October 31, 2017. EGC may from time to time make loans in an aggregate amount not to exceed the Inventory Revolving Line of Credit against Eligible Inventory (as defined in the Loan and Security Agreement) in an amount up to 50% of finished goods and in an amount up to 20% of raw material, which is capped at $30,000.

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

On September 3, 2014, the Company also entered into a 5-year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $800,000 and $653,332 as of October 31, 2017 and January 31, 2017, respectively.

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

Based on management’s review of the amended agreement and extension, the accounting for debt modification applied. The Company accrued the 2% fee totaling $52,236 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $43,873 and $48,094 as of October 31, 2017 and January 31, 2017, respectively.

The outstanding balance including principal and interest and net of debt discount at October 31, 2017 and January 31, 2017 was $1,807,182 and $2,700,725, respectively.

Future maturities of all debt (including debt discussed above in Notes 5, 6 and 7) are as follows:

For the Twelve-Month Period Ending October 31,
2018	$4,276,642
2019	283,196
2020	140,004
2021	140,004
2022	239,984
$5,028,758

Note 8 - Concentrations

Revenues

During the nine months ended October 31, 2017, the Company earned revenues from two customers representing approximately 39% and 11% of gross sales. During the nine months ended October 31, 2016, the Company earned revenues from three customers representing approximately 24%, 12% and 11% of gross sales.

As of October 31, 2017, these two customers represented approximately 43% and 13% of total gross outstanding receivables, respectively. As of October 31, 2016, these three customers represented approximately 31%, 18%, and 6% of total gross outstanding receivables, respectively.

Cost of Sales

For the nine months ended October 31, 2017 and 2016, one vendor (Joseph Epstein Foods, Inc.—a related party) represented approximately 100% and 100% of the Company’s purchases, respectively.

Note 9 - Stockholders’ Equity

Common Stock

On July 27, 2017, (the effective date), 23,400 shares of the Company’s Series A Preferred Stock were automatically converted into approximately 3,466,667 shares of the Company’s Common Stock. Pursuant to the terms of the Certificate of Designation, the automatic conversion occurred on June 27, 2017 following the volume weighted average price of the Common Stock during any ten consecutive trading days remaining at least $1.0125. The conversion became effective on July 27, 2017.

During the nine months ended October 31, 2017, the Company issued 90,717 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $91,565.

During the nine months ended October 31, 2017, the Company issued 188,573 shares of its common stock to employees and consultants for services rendered of $197,000.

Treasury Stock

As discussed in Note 7, upon amendment of the Manatuck Debenture on October 29, 2015, the Company repurchased the 230,000 shares for an aggregate purchase price of $149,500 which is presented as Treasury Stock on the condensed consolidated balance sheets.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78
Granted	125,000	$1.05
Exercised	-	$-
Forfeited/Cancelled	(229,404)	$1.00
Outstanding – October 31, 2017	777,000	$0.76
Exercisable – October 31, 2017	642,250	$0.73

Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	777,000	2.32 years	$0.76	642,250	$0.73

At October 31, 2017 the total intrinsic value of options outstanding and exercisable was $339,810 and $303,843, respectively.

For the nine months ended October 31, 2017 and 2016, the Company recognized share-based compensation related to options of an aggregate of $32,400 and $122,320, respectively. At October 31, 2017, unrecognized share-based compensation was $66,890.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2017	7,425,865	$1.06
Exercisable – January 31, 2017	7,425,865	$1.06
Granted	-	$-
Exercised	(364,466)	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2017	7,061,399	$1.06
Exercisable – October 31, 2017	7,061,399	$1.06

Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68-$2.50	7,061,399	2.79 years	$1.06	7,061,399	$1.06

At October 31, 2017, the total intrinsic value of warrants outstanding and exercisable was $1,851,957 and $1,851,957, respectively.

During the nine months ended October 31, 2017, 364,466 warrants were exercised by the warrant holder on a cashless basis. The Company issued 159,454 shares of common stock as a result of this exercise.

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

Either party may terminate this Agreement in the event that the other party materially breaches its obligations and fails to cure such material breach within ninety (60) days following written notice from the non-breaching party specifying the nature of the breach. The following termination rights are in addition to the termination rights provided elsewhere in the agreement.

●	Termination by Licensee - Licensee shall have the right to terminate this Agreement at any time on ninety (60) days written notice to Licensor. In such event, all moneys paid to Licensor shall be deemed non-refundable.

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

The Company incurred $98,133 and $67,589 of royalty expenses for the three months ended October 31, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations. The Company incurred $304,324 and $209,273 of royalty expenses for the nine months ended October 31, 2017 and 2016. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

During the year ended January 31, 2016, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 364,466 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $241,769 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. In connection with the Initial Closing, the Company granted warrants to purchase 80,000 shares of common stock at $1.00 per share. Spartan exercised 364,466 warrants during the nine months ended October 31, 2017.

During the nine months ended October 31, 2017, no payments were made to Spartan.

Operating Lease

In January 2015, the Company began a lease agreement for office space in East Rutherford, NJ. The lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Total future minimum payments required under operating lease as of October 31, 2017 are as follows:

For the Twelve Months Ending October 31,
2018	$18,847
2019	7,853
$26,700

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

Merger with Joseph Epstein Food Enterprises, Inc. (“JEFE”)

On November 1, 2017, MamaMancini’s Holdings, Inc., a Nevada corporation (“MamaMancini’s”), Joseph Epstein Food Enterprises, Inc., a New Jersey corporation(“JEFE”), and MMMB Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of MamaMancini’s (“Merger Sub”), completed the merger contemplated by the Agreement and Plan of Merger by and among MamaMancini’s, JEFE, and Merger Sub, dated as of November 1, 2017 (the “Merger Agreement”). Pursuant to the terms of the Merger Agreement, JEFE has merged with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly owned subsidiary of MamaMancini’s. It is anticipated that Merger Sub will be renamed “Joseph Epstein Food Enterprises, Inc.” The Company has determined that the merger is consistent with the long-term business strategy of the Company. The merger will streamline manufacturing and therefore result in increased plant efficiencies with higher volume and reduced overhead.

Under the terms of the Merger Agreement and in connection with the merger, the Company acquired all assets of JEFE. The consideration for the transaction was (a) the extinguishment of the Inter-Company Loan between the parties, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses, (c) the assumption by the Company of certain third-party loans to JEFE and (d) the indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE. As a result of the transaction, (i) the Company became the sole shareholder of JEFE, which became a wholly-owned subsidiary of the Company (ii) following the Closing, JEFE’s financial statements as of the Closing will be consolidated with the Consolidated Financial Statements of the Company (collectively, the “Merger Transaction”). No cash or stock was exchanged in connection with the transaction.

The initial accounting for the business combination was not complete at the time the financial statements were issued due to the timing of the acquisition and the filing of this Quarterly Report on Form 10-Q. As a result, disclosures required under ASC 805-10-50, Business Combinations, cannot be made at this time. The Company plans to file the required historical financial statements and the required pro forma financial statements of the combined results of the Company and JEFE in a Form 8-K/A to amend the Current Report on Form 8-K filed on November 2, 2017.

Options issued to Employees

In November 2017, the Company granted 114,000 options to employees. The awards shall be at an exercise price of $1.38 and vest one third immediately and one third on each of the first and second anniversaries of the grant date.

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

Plan of Operation

The Company’s product lines include, Italian Sauce and Beef Meatballs, and Turkey Meatballs; Italian Sauce and Cheese Stuffed Meatballs, Chicken Parmigiana and Florentine Style Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Beef and Turkey Meatballs, Original Beef and Original Turkey Meat Loaves, Chicken Parmigiana and Pasta meals and Beef Stuffed Pepper Mix. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line. The Company plans to introduce Ravioli Lasagne and Regular Lasagne with Meatballs in early to mid-fiscal year 2019. In addition, the Company plans to introduce Authentic Italian Sauces and Vegetarian Meatballs in fiscal year 2019 on a limited test basis.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers who sell to Supermarket and Club Store customers.

The Company had a supply agreement with Joseph Epstein Food Enterprises, Inc. (“JEFE”), a related party. On November 1, 2017, the Company acquired JEFE through a merger transaction whereby JEFE became a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement and in connection with the merger, the Company acquired all assets of JEFE. The consideration for the transaction was (a) the extinguishment of the Inter-Company Loan between the parties, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses, (c) the assumption by the Company of certain third-party loans to JEFE and (d) the indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE. As a result of the transaction, JEFE’s financial statements as of the Closing will be consolidated with the Consolidated Financial Statements of the Company. No cash or stock was exchanged in connection with the transaction.

Management believes the merger of Joseph Epstein Foods, Inc. into MamaMancini's Holdings, Inc. is expected to have a positive effect upon operations. Management expects that gross margin, operating profit, and net income will increase as a result due to plant efficiencies with higher volume and plant overhead reduction as a percentage of sales.

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

Results of Operations for the Three Months ended October 31, 2017 and October 31, 2016

The following table sets forth the summary statements of operations for the three months ended October 31, 2017 and 2016:

	Three Months Ended
	October 31, 2017	October 31, 2016
Sales - Net of Slotting Fees and Discounts	$7,351,355	$4,576,225
Gross Profit	$2,360,217	$1,684,213
Operating Expenses	$(1,942,442)	$(1,440,650)
Other Expenses	$(214,421)	$(162,960)
Net Income	$203,354	$80,603

For the three months ended October 31, 2017 and 2016, the Company reported a net income of $203,354 and $80,603, respectively. The change in net income between the three months ended October 31, 2017 and 2016, which was primarily attributable to an increase in sales of 61%.

Sales: Sales, net of slotting fees and discounts increased by approximately 61% to $7,351,355 during the three months ended October 31, 2017, from $4,576,225 during the three months ended October 31, 2016. During the three months ended October 31, 2017, the Company sold into higher volume locations compared to the three months ended October 31, 2016. The Company has sold into approximately 43,500 SKU’s in 12,200 retail and grocery locations at October 31, 2017 as compared to approximately 37,700 SKU’s in 11,400 retail and grocery locations at October 31, 2016. In addition, during the three months ended October 31, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the three months ended October 31, 2017 compared to 37% for the three months ended October 31, 2016. The decrease in gross profit margin is attributable to the change in product mix to net pricing without merchandising and advertising fees, increase in commodity cost, and cost of start up for large new placements. The Company believes it’s gross margin as a percentage of sales will increase in future operating periods due more efficient operations and the acquisition of its supplier Joseph Epstein Foods, Inc.

Operating Expenses: Operating expenses increased by 35% during the three months ended October 31, 2017, as compared to the three months ended October 31, 2016. The $501,792 increase in operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $178,326 due to higher sales and startup costs of initial shipments;

●	Advertising, social media and promotional expenses of $144,677 related to an increase in sales and demos;

●	Commission expenses of $88,358 related to increased sales;

●	Professional fees increased by $43,101 due to increased legal and accounting fees related to the merger of JEFE;

●	Payroll and related expenses of $19,944 as compensation to personnel; and

●	Royalty expense of $30,544 related to increased sales.

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $25,002 compared to the prior year.

Other Expense: Other expenses increased by $51,461 to $214,421 for the three months ended October 31, 2017 as compared to $162,960 during the three months ended October 31, 2016. For three months ended October 31, 2017, other expenses consisted of $183,974 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $30,447 of amortization expense related to the debt discount. For the three months ended October 31, 2016, other expenses consisted of $153,159 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $9,801 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Nine Months ended October 31, 2017 and October 31, 2016

The following table sets forth the summary statements of operations for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended
	October 31, 2017	October 31, 2016
Sales - Net of Slotting Fees and Discounts	$19,714,090	$12,638,482
Gross Profit	$6,270,141	$4,524,726
Operating Expenses	$(5,328,737)	$(4,445,550)
Other Expenses	$(585,426)	$(501,190)
Net Income (Loss)	$355,978	$(422,314)

For the nine months ended October 31, 2017 and 2016, the Company reported a net income (loss) of $355,978 and $(422,314), respectively. The change in net loss between the nine months ended October 31, 2017 and 2016, which was primarily attributable to an increase in sales of 56%.

Sales: Sales, net of slotting fees and discounts increased by approximately 56% to $19,714,090 during the nine months ended October 31, 2017, from $12,638,482 during the nine months ended October 31, 2016. During the nine months ended October 31, 2017, the Company sold into higher volume locations compared to the nine months ended October 31, 2016. The Company has sold into approximately 43,500 SKU’s in 12,200 retail and grocery locations at October 31, 2017 as compared to approximately 37,700 SKU’s in 11,400 retail and grocery locations at October 31, 2016. In addition, during the nine months ended October 31, 2017, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the nine months ended October 31, 2017 compared to 36% for the nine months ended October 31, 2016. The decrease in gross profit margin is attributable to the change in product mix to net pricing without merchandising and advertising fees, increase in commodity cost, and cost of start up for large new placements. The Company believes it’s gross margin as a percentage of sales will increase in future operating periods due more efficient operations and the acquisition of its supplier Joseph Epstein Foods, Inc.

Operating Expenses: Operating expenses increased by 20% during the nine months ended October 31, 2017, as compared to the nine months ended October 31, 2016. The $883,187 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $458,613 due to higher sales and startup costs of initial shipments;

●	Commission expenses of $202,573 related to increased sales;

●	Advertising, social media and promotional expenses of $102,813 related to an increase in sales and demos;

●	Royalty expense of $95,051 related to increased sales;

●	Depreciation expense of $78,907 due to new fixed asset purchase during the period;

●	Professional fees increased by $69,888 due to increased legal and accounting fees related to the merger with JEFE; and

●	Payroll and related expenses of $43,223 as compensation to personnel.

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $183,419 compared to the prior year.

Other Expense: Other expenses increased by $83,936 to $585,426 for the nine months ended October 31, 2017 as compared to $501,490 during the nine months ended October 31, 2016. For nine months ended October 31, 2017, other expenses consisted of $528,969 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $56,457 of amortization expense related to the debt discount. For the nine months ended October 31, 2016, other expenses consisted of $472,870 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $28,620 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2017 compared to January 31, 2017:

	October 31, 2017	January 31, 2017	Increase/(Decrease)
Current Assets	$5,414,615	$5,143,478	$271,137
Current Liabilities	$5,282,858	$3,389,807	$1,893,051
Working Capital	$131,757	$1,753,671	$(1,621,914)

As of October 31, 2017, we had a working capital of $131,757 as compared to a working capital of $1,753,671 as of January 31, 2017, a decrease of $1,621,914. The decrease in working capital is primarily attributable to approximately $1,400,000 of long term liabilities into short term liabilities due to maturities and a $1,359,709 investment in fixed assets.

Net cash provided by (used in) operating activities for the nine months ended October 31, 2017 and 2016 was $1,114,319 and ($146,619), respectively. The net income (loss) for the nine months ended October 31, 2017 and 2016 was $355,978 and $(422,314), respectively.

Net cash used in all investing activities for the nine months ended October 31, 2017 was $1,359,709 as compared to $225,792 for the nine months ended October 31, 2016, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures primarily relate to continuous improvement to our equipment and facilities in order to increase manufacturing capacity, supporting our growth and continued commercialization of our products.

Net cash provided by all financing activities for the nine months ended October 31, 2017 was $137,443 as compared to $440,019 for the nine months ended October 31, 2016. During the nine months ended October 31, 2017, the Company had net borrowings increase of $940,775 and $251,671 for transactions pursuant to the line of credit and term loan, respectively. These borrowings were offset by $105,003 and $950,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the nine months ended October 31, 2016, the Company had net borrowings increase of $490,859 and $340,000 for transactions pursuant to the line of credit and term loan. These increases were offset by $91,667, $241,829 and $50,000 paid for repayments on a term loan, net payments of promissory notes and cash paid for debt issuance costs, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $355,978 and $1,114,319, respectively, for the nine months ended October 31, 2017.

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

Going Concern Analysis

The Company had a net income (loss) of $355,978 and $(422,314) for the nine months ended October 31, 2017 and 2016. In addition, as of October 31, 2017, we had cash and working capital of $558,633 and $131,757, respectively. During the nine months ended October 31, 2017, the Company generated cash from operations of $1,114,319. In addition, the Company was able to negotiate the terms of its note payable with one of the lenders and has exercised an option to extend the maturity date of the note payable to May 1, 2018. Also, continued increases in sales and control of expenses leads management to conclude that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the first quarter of fiscal year ended January 31, 2019. If necessary, management also determined that it is probable that external sources of debt and/or equity financing could be obtained based on management’s historical ability to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current trends in improving cash flow, the initial conditions which had raised doubt regarding the entity’s ability to continue as a going concern have been resolved. Therefore, the accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a list of securities issued by us from August 1, 2017 through December 7, 2017 which were not registered under the Securities Act.

During the period between August 1, 2017 through December 7, 2017 the Company issued an aggregate of 279,290 shares of its Common stock as follows:

Stock in lieu of compensation	188,573 shares
Dividends	90,717 shares

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 14, 2017	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

