Form 10-K
period 2018-01-31
MamaMancini's Holdings, Inc.
filed 2018-05-16
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2017, based on a closing price of $1.18 was approximately $17,352,015.

As of May 15, 2018, the registrant had 31,793,944 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

On November 1, 2017, MamaMancini’s, Joseph Epstein Food Enterprises, Inc., a New Jersey corporation (“JEFE”), and MMMB Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of MamaMancini’s (“Merger Sub”), completed a merger transaction whereby JEFE merged with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly owned subsidiary of MamaMancini’s. Under the terms of the Merger Agreement and in connection with the merger, the Company acquired all assets of JEFE. The consideration for the transaction was (a) the extinguishment of the Inter-Company Loan between the parties, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses (c) assumption by the Company of certain third-party loans to JEFE totaling approximately $782,000 and (d) indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE in the amount of approximately $250,000. As a result of the transaction, (i) the Company became the sole shareholder of JEFE, which became a wholly-owned subsidiary of the Company. No cash or stock was exchanged in connection with the transaction.

Our Company

MamaMancini’s roots go back to our founder Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old world Italian recipes that were handed down to her grandson, Dan Dougherty. Today we market a line of all-natural specialty prepared, frozen and refrigerated foods for sale in retailers around the country. Our primary products include beef, turkey, chicken and pork meatballs, all with slow cooked Italian Sauce.

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

Our products are principally sold to supermarkets and mass-market retailers. We currently have 18 different product offerings which are packaged in different sized retail and bulk packages. Our products are principally sold in multiple sections of the supermarket, including: hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the frozen food and fresh meat sections. We sell directly to both food retailers and food distributors.

Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for every day purchases on their web site. QVC is the world’s largest direct to consumer marketer.

During the year ended January 31, 2018, the Company earned revenues from two customers representing approximately 40% and 10% of gross sales. During the year ended January 31, 2017, the Company earned revenues from two representing approximately 28% and 13% of gross sales. As of January 31, 2018, these two customers represented approximately 43% and 15% of total gross outstanding receivables, respectively. As of January 31, 2017, these two customers represented approximately 44% and 12% of total gross outstanding receivables, respectively. We depend heavily on these customers. We have grown the number of food retailers (supermarkets) carrying our products to approximately 12,200 supermarkets in January 2018. In the supermarkets that carry our products, we sell an average of 3.63 of our stock keeping units (“SKUs”). The number of supermarkets carrying our products multiplied by the number of our SKUs carried at those supermarkets equals shelf placements for our products. We have grown the number of shelf placements to approximately 43,800 in January 2018.

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

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our products are founded upon Anna “Mama” Mancini’s old world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all natural ingredients at an affordable price. Typical retail prices for 16 oz. packages ranges from $5.99 to $7.49, and $5.99 to $8.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef, turkey, chicken and pork meatballs, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. New items introduced in the last two years include:

Five Cheese Stuffed Beef Meatballs	Antibiotic Free Beef and Turkey Meatballs
Chicken Parmigiana Stuffed Meatballs	Gluten Free Beef and Turkey Meatballs
Chicken Florentine Stuffed Meatballs	Cocktail Beef and Turkey Meatballs
Grass-Fed, Antibiotic-Free Beef Meatballs	Beef and Turkey Original Meat Loaves
Ravioli Lasagna Vegetarian Meatballs	Sausage and Sauce Sausage, Peppers, Onions and Sauce
Stuffed Pepper Filling	Chicken Parmigiana

Sales/Brokers

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all-natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

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

Products

Our principal products are meatballs with slow cooked Italian Sauce, Meatloaf and Italian Entrees. We currently offer our products using beef, turkey, chicken and pork.

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 16 oz. packages range from $4.99 to $7.99, and $5.99 to $9.99 per pound for prepared food products sold to delis or hot bars. Increases in raw materials costs, among other factors, may lead to us consider price increases in the future.

Suppliers/Manufacturers

As of May 2018, approximately 85% of our products are internally produced by the Company’s wholly-owned subsidiary, Joseph Epstein Food Enterprises, Inc (“JEFE”). Approximately 15% are manufactured on an outsourced basis. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Sales/Brokers

As of January 31, 2018, our products are carried by approximately 12,200 food retail locations with an average of 3.6 different items per retail location, thereby totaling approximately 43,800 product placements on shelves in such retail locations. Our products are sold in the frozen meat case, the frozen Italian specialty section, the fresh meat case, the deli (in bulk and grab n’ go pre-packaged formats) as well as hot bars and sandwich shops in food retailers.

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

The Company has also developed a brand ambassador program for consumer advocates of MamaMancini’s. Advocates receive coupons, hats, tote bags and other incentives to promote our brand. In addition, the Company has an active on-line and traditional paper couponing activity and employees outside services to deliver coupons to consumers such as Facebook, newspaper free standing inserts, and on pack coupons as well as our web site. Dan Dougherty has been the principal spokesperson for MamaMancini’s and has made appearances or had article features including the Martha Stewart Show, Entertainment Tonight, Today Cooking School, New York Times, Wall Street Journal, USA Today and People Magazine.

Based on the Company’s metrics for determining brand awareness, which includes market studies and analysis of consumer recognition of the MamaMancini’s brand, the Company believes that brand awareness for MamaMancini’s has grown in the past 12 months.

Investments - Meatball Obsession

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was written down to $0 due to losses incurred by MO. The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2018 and 2017, the Company’s ownership interest in MO was 12% and 12%, respectively. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession.

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

Royalty Agreement

In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his grandmother’s recipes for the products to be created by MamaMancini’s, Mr. Dougherty granted us a 50-year exclusive license (subject to certain minimum payments being made), with a 25-year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, Mr. Dougherty shall develop a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Mr. Dougherty shall work with us to develop Licensor Products that are acceptable to us. Upon acceptance of a Licensor Product by us, Mr. Dougherty’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products shall be subject to the Development and License Agreement. In connection with the Development and License Agreement, we pay Mr. Dougherty a royalty fee on net sales.

USDA approval / Regulations

Our food products, which are manufactured both in our own manufacturing facilities and in third-party facilities, are subject to various federal, state and local regulations and inspection, and to extensive regulations and inspections, regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our manufacturing processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FDA’s Food Safety Modernization Act was signed into law. The law will increase the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the FDA and USDA.

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

Quality Assurance

We take precautions designed to ensure the quality and safety of our products. In addition to routine third-party inspections of our manufacturing facilities, we have instituted regular audits to address topics such as allergen control, ingredient, packaging and product specifications and sanitation. Under the FDA Food Modernization Act, both our own manufacturing facilities and each of our contract manufacturers are required to have a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.

Our manufacturing facility is certified in the Safe Quality Food Program. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

We work with suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts or quality assurance specification packets, including affidavits, certificates of analysis and analytical testing, where required. The quality assurance staff within our manufacturing facility and of both our contract manufacturers conduct periodic on-site routine audits of critical ingredient suppliers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $22,729 per month. The lease term runs through March 31, 2024. In addition, we lease an additional 1,077 square feet of space at 375 Murray Hill Parkway from CLN Associates, LLC for a current rental of $1,571 per month. The lease term runs through March 31, 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2018 and January 31, 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2018	High	Low
First Quarter	$0.95	$0.61
Second Quarter	$1.18	$0.85
Third Quarter	$1.19	$0.92
Fourth Quarter	$1.93	$1.04

Fiscal Year Ended January 31, 2017	High	Low
First Quarter	$0.60	$0.31
Second Quarter	$0.85	$0.51
Third Quarter	$0.74	$0.45
Fourth Quarter	$0.73	$0.38

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of May 15, 2018 a total of 31,793,944 shares of the Company’s common stock are currently outstanding held by approximately 118 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c) Dividends

Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of eight percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. All outstanding shares of Series A Convertible Preferred Stock automatically converted to Company Common Stock on July 27, 2017 and no shares of Preferred Stock are currently issued and outstanding.

Common Stock. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. We have not paid any cash dividends to the holders of our Common Stock and it is not our present intention to pay any cash dividends on our Common Stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized for Issuance under Equity Compensation Plans

At the present time, we have 450,000 shares of common stock authorized for issuance under our equity compensation plan. For more information on our equity compensation plan please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2013.

Recent Sales of Unregistered Securities

During the period between February 1, 2017 and January 31, 2018, the Company issued an aggregate of 3,942,720 shares of its Common stock as follows:

Stock in lieu of compensation	225,882 shares
Series A Preferred Stock Dividends	90,717 shares
Warrant Exercises	159,454 shares

Conversion of Series A Preferred Stock	3,466,667 shares

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

Results of Operations for the Year ended January 31, 2018 and 2017

The following table sets forth the summary statements of operations for the year ended January 31, 2018 and 2017:

	Year Ended
	January 31, 2018	January 31, 2017
Sales - Net of Slotting Fees and Discounts	$27,543,335	$18,048,792
Gross Profit	$9,260,675	$7,218,688
Operating Expenses	$(8,197,533)	$(6,762,705)
Other Expenses	$(743,402)	$(757,063)
Net Income (Loss)	$319,740	$(301,080)

For the year ended January 31, 2018 and 2017, the Company reported a net income (loss) of $319,740 and $(301,080), respectively. The change in net income (loss) between the year ended January 31, 2018 and 2017 was primarily attributable to an increase in sales of 53%.

Sales: Sales, net of slotting fees and discounts increased by approximately 53% to $27,543,335 during the year ended January 31, 2018, from $18,048,792 during the year ended January 31, 2017. During the year ended January 31, 2018, the Company sold into higher volume locations compared to the year ended January 31, 2017. The Company has sold into approximately 43,800 SKU’s in 12,200 retail and grocery locations at January 31, 2018 as compared to approximately 38,700 SKU’s in 11,700 retail and grocery locations at January 31, 2017. In addition, during the year ended January 31, 2018, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 34% for the year ended January 31, 2018 compared to 40% for the year ended January 31, 2017. The decrease in gross profit margin is attributable to the change in product mix. The Company believes it’s gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses increased by 21% during the year ended January 31, 2018, as compared to the year ended January 31, 2017. The $1,434,828 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $609,340 due to higher sales and startup costs of initial shipments;

●	Commission expenses of $254,977 related to increased sales;

●	Advertising, social media and promotional expenses of $157,891 related to an increase in sales and demos;

●	Professional fees increased by $138,582 due to increased legal and accounting fees related to the acquisition of Joseph Epstein Foods, Inc (“JEFE”).;

●	Royalty expense of $125,777 related to increased sales; and

●	Depreciation expense of $106,616 due to new fixed asset purchase during the period.

These expense increases were offset by decreases in the following expenses:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $69,241 compared to the prior year; and

●	Trade show and travel expense of $25,572 related to better management of travel expenses and reduced trade show booth costs.

Other Expense: Other expenses decreased by $13,661 to $743,402 for the year ended January 31, 2018 as compared to $757,063 during the year ended January 31, 2017. For year ended January 31, 2018, other expenses consisted of $679,974 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $63,428 of amortization expense related to the debt discount. For the year ended January 31, 2017, other expenses consisted of $728,537 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $28,526 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2018 compared to January 31, 2017:

	January 31, 2018	January 31, 2017	Increase/(Decrease)
Current Assets	$4,752,293	$3,475,510	$1,276,783
Current Liabilities	$7,655,702	$5,029,935	$2,625,767
Working Capital Deficit	$(2,903,409)	$(1,554,425)	$(1,348,984)

As of January 31, 2018, we had a working capital deficit of $2,903,409 as compared to a working capital deficit of $1,554,425 as of January 31, 2017, an increase of $1,348,984. The increase in working capital deficit is primarily attributable to approximately $1,326,000 increase in the line of credit, an increase in accounts payable and accrued expenses of approximately $1,332,000. These increases were offset by an increase in accounts receivable of approximately $1,267,000.

Net cash provided by operating activities for the year ended January 31, 2018 and 2017 was $1,315,500 and $357,234, respectively. The net income (loss) for the year ended January 31, 2018 and 2017 was $319,740 and $(301,080), respectively.

Net cash used in all investing activities for the year ended January 31, 2018 was $1,474,816 as compared to $552,869 for the year ended January 31, 2017, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures primarily relate to continuous improvement to our equipment and facilities in order to increase manufacturing capacity, supporting our growth and continued commercialization of our products.

Net cash provided by all financing activities for the year ended January 31, 2018 was $69,831 as compared to $73,233 for the year ended January 31, 2017. During the year ended January 31, 2018, the Company had net borrowings increase of $1,339,245 and $251,671 for transactions pursuant to the line of credit and term loan, respectively. These borrowings were offset by $146,388 and $1,350,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the year ended January 31, 2017 the Company had net borrowings increase of $403,524 and $340,000 for transactions pursuant to the line of credit and term loan. These increases were offset by $126,668, $486,279 and $50,000 paid for repayments on a term loan, repayments of notes payable and cash paid for debt issuance costs, respectively.

As reflected in the accompanying consolidated financial statements, the Company has a net income and net cash provided by operations of $319,740 and $1,315,500, respectively, for the year ended January 31, 2018.

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

Recent Accounting Pronouncements

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for bad debt, inventory obsolescence, the fair value of share-based payments.

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

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Accounting for Stock-Based Compensation” established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share-based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

When computing fair value of share-based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

●	The warrant term is the life of the warrant.

●	The expected volatility was estimated using the historical volatilities of the Company’s common stock.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

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

There are no reportable events under this item for the year ended January 31, 2018.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2018, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

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

Subsequent to January 31, 2018, we intend to undertake the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of May 14, 2018.

Name	Age	Position

Carl Wolf	74	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	49	President and Director

Lawrence Morgenstein	67	Chief Financial Officer

Steven Burns	57	Director

Alfred D’Agostino	64	Director

Thomas Toto	63	Director

Dean Janeway	74	Director

Carl Wolf has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a NASDAQ-listed public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay, which was a NASDAQ-listed public company which ally traded direct seller of spoken word through its audio book club and old-time radio classic activities and download spoken content, from 2002 to 2004.

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

Lawrence Morgenstein has been Chief Financial Officer of the Company since April 1, 2018. He has been previously employed as Controller for Emerging Power, Inc. from July 7, 2016 through January 12, 2018. He was also employed by Elaut USA, Inc. from April 4, 2013 through July 3, 2016.

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

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto has over 32 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day-to-day operations of importing and distributing cheeses around the world.

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

Our Audit Committee consists of Mr. Burns and Mr. Toto. Mr. Toto serves as the Chairman of our Audit Committee. Mr. Burns is our Audit Committee financial expert as currently defined under applicable SEC rules.

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

Our Compensation Committee consists of Mr. D’Agostino, and Mr. Dean Janeway. Mr. D’Agostino serves as the Chairman of our Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines, and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines, and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO, and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director re-nominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meeting of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NASDAQ company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

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

Item 11. Executive Compensation .

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2018 and January 31, 2017.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2018	$160,000	0	0	0	0	0	0	$160,000
	2017	$150,000	0	0	0	0	0	0	$150,000

Matt Brown
President(2)	2018	$186,000	0	0	0	0	0	0	$186,000
	2017	$186,000	0	0	0	0	0	0	$186,000
Lewis Ochs
Former CFO(3)	2018	$121,200	0	0	0	0	0	0	$121,200
	2017	$72,000	0	0	0	0	0	0	$72,000

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Ochs resigned on April 1, 2018.

2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

						Number	Number of	Number	Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of Stock	of	Units or	Units or
	Number of	Number of	Number of			That	Stock	Other	Other
	Securities	Securities	Securities			Have	That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Not	Have	That	That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Vested	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Price	Expiration	(#)	Vested	Vested	Vested
	Exercisable	Unexercisable	Options (#)	($)	Date	(g)	($)	(#)	(#)
Name (a)	(b)	(c)	(d)	(e)	(f)	(9)	(h)	(i)	(j)
Carl Wolf Chief Executive Officer(1)	0	0	0	0

Lewis Ochs
Former CFO	45,000	0	0	$1.00	4/26/2018
	4,000	2,000	0	$0.60	5/2/2021
	24,000	16,000	0	$1.38	11/2/2002

Matthew
Brown
President(2)	0	0	0	0

Steven
Burns
Director(3)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022

Alfred
D’Agostino
Director(4)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022

Thomas
Toto
Director(5)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022

Dan
Altobello
Director(6)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022

Dean
Janeway
Director(7)	10,000	0	0	$1.00	4/26/2018
	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022

David
McGuire
Former Director(__)	25,000	0	0	$1.05	6/27/2022

Brent Smith(8)	6,000	2,000	0	$0.60	5/2/2021
	4,000	8,000	0	$1.38	11/2/2022

Chris Styler(8)	12,000	6,000	0	$0.60	5/2/2021
	3,334	6,666	0	$1.38	11/2/2022

Dan Mancini(8)	6,000	12,000	0	$0.60	5/2/2021

Emma Rosario(8)	2,000	1,000	0	$0.60	5/2/2021
	2,000	4,000	0	$1.38	11/2/2022

Eric Felice(8)	8,000	4,000	0	$0.60	5/2/2021
	8,000	16,000	0	$1.38	11/2/2022

Joe Smith(8)	12,000	6,000	0	$0.60	5/2/2021
	10,000	20,000	0	$1.38	11/2/2022

John Kaminsky(8)	4,000	2,000	0	$0.60	5/2/2021
	2,000	4,000	0	$1.38	11/2/2022

Pete de Pasquale(8)	4,000	2,000	0	$0.60	5/2/2021

Priscilla Goldman(8)	4,000	2,000	0	$0.60	5/2/2021

Rich Franco(8)	4,000	2,000	0	$0.60	5/2/2021
	2,000	4,000	0	$1.38	11/2/2022

Scott Shaffer(8)	12,000	6,000	0	$0.60	5/2/2021
						125,666	$173,419

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Janeway was appointed as a director of the Company on January 24, 2013

7.	Mr. McGuire was elected as a director of the Company on June 13, 2017 and resigned January 22, 2018. Mr. McGuire’s Options expired on February 21, 2018.

8.	Non-Management employee.

9.	Shares vest upon a change of control of the Company

DIRECTOR COMPENSATION

Our executive officers who are members of our board of directors and the directors who are not considered independent under the corporate governance rules of the New York Stock Exchange do not receive compensation from us for their service on our board of directors. Accordingly, Mr. Wolf and Mr. Brown do not receive compensation from us for their service on our board of directors. Only those directors who are considered independent directors under the corporate governance rules of the New York Stock Exchange receive compensation from us for their service on our board of directors. Mr. Burns, Mr. D’Agostino, Mr. Toto and Mr. Janeway are to be paid $10,000 per annum  for their service as members of the board, payable quarterly in Company common stock.

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

In June 2017, each of our directors were granted stock options to purchase 25,000 shares of the Company’s common stock at an exercise of $1.05. All such options vested quarterly over a one-year period and expire 3 years from the date of grant.

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

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending on January 31, 2018 and January 31, 2017.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918
Steven Burns (1)	2017	$0	$0	$58,000	$16,442	$0	$0	$74,442

Director	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918
Alfred D’Agostino(2)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

Director	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918
Thomas Toto(3)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

Director	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918
Dean Janeway(4)	2017	$0	$0	$10,000	$16,442	$0	$0	$26,442

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2018. As compensation for his services, Mr. Wolf receives a base salary of $150,000 per year. Mr. Wolf’s compensation was increased to $190,000 per year effective November 1, 2017. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

Reason for Termination	Payment to be Received
Death	Termination Payments (1)
Disability	Termination Payments plus 12 months Base Salary
Without Cause	Termination Payments plus lesser of 12 months Base Salary or remaining Initial Term of employment
For Cause	Termination Payments minus any yearly bonus

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2018. As compensation for his services, Mr. Brown receives a base salary of $186,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Lawrence Morgenstein

On April 1, 2018 MamaMancini’s entered into an employment agreement with Lawrence Morgenstein as Chief Financial Officer of MamaMancini’s for an initial term of one year. Unless terminated, Mr. Morgenstein’s employment agreement automatically renews for successive one-year terms. As compensation for his services, Mr. Morgenstein receives a base salary of $125,000 per year and is eligible for a year-end bonus of up to $25,000. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Morgenstein is eligible to receive an annual bonus as determined by the Board. In addition, Mr. Morgenstein was initially granted an option to acquire 30,000 shares of Company Common Stock, vesting 7,500 shares per quarter. As part of the agreement, Mr. Morgenstein is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 15, 2018 31,793,944, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	7,426,886	(3)	22.80%
Matthew Brown	5,663,255	(4)	17.75%
Lawrence Morgenstein	0		0.00%
Steven Burns	1,459,643	(5)	4.56%
Alfred D’Agostino	1,008,575	(6)	3.15%
Thomas Toto	844,443	(7)	2.65%
Dean Janeway	389,336	(8)	1.22%
All executive officers and directors as a group (7 persons)	16,792,138		52.13	%(2)

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on May 15, 2018 , (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of the conversion of Series A Preferred shares, exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on May 14, 2018 31,793,944 shares of Common Stock and (ii) the total number of shares that the beneficial owner may acquire upon exercise of warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 482,455 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares. Share total also includes 774,075 shares issuable on the exercise of Warrants.

(4)	5,327,749 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares. Share total includes 5,555,847 and 107,408 shares issuable on the exercise of Warrants.

(5)	This amount includes 130,397 shares held by Steven Burns, 10,000 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes 107,407 shares issuable on the exercise of Warrants and options to purchase 75,000 shares of common stock.

(6)	This amount includes 126,938 shares directly held by Alfred D’Agostino, 699,230 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 75,000 shares of common stock.

(7)	This amount includes 669,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes 33,333 shares issuable on the exercise of Warrants and an option to purchase 75,000 shares of common stock.

(8)	This amount includes 191,035 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt Ten. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 75,000 shares of common stock.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At May 15, 2018, we have 31,793,944 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of May 15, 2018, no shares of Series A Convertible Preferred Stock are issued and outstanding. All then-remaining shares of then-outstanding Series A Convertible Preferred stock were converted into an aggregate of 3,466,667 common shares on July 27, 2017. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder and are entitled to a liquidation preference equal to $100 per share plus all accrued and unpaid dividends. The Series A Convertible Preferred Stock were convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. We have not paid any cash dividends to the holders of our Common Stock. During the fiscal year ended January 31, 2018, all dividends were paid in Company Common Stock. During that period, an aggregate of 90,717 Common Shares were issued as Series A Preferred Stock dividends.

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

Warrants

As of May 15, 2018, there are outstanding warrants to purchase 7,030,843 of our common shares. All of the warrants are exercisable for a term of five years with 505,400 having an exercise price of $1.00 per share (which expire between April 5, 2017 and December 5, 2017), 508,001 having an exercise price of $1.50 per share (which expire between July 12, 2018 and January 17, 2019), 14,000 having an exercise price of $2.50 per share (which expire on October 15, 2019), 3,959,999 having an exercise price of $0.675 per share (which expire between June 10, 2020 and November 20, 2020) and 2,510,001 having an exercise price of $1.50 per share (which expire on November 20, 2020). The aforementioned 2,510,001 Warrants were granted subsequent to January 31, 2016 to investors in a prior offering. 22,666 of the aforementioned Warrants have been either cancelled or exercised.

Options

As of May 15, 2018, there are currently outstanding options to purchase 846,000 shares of Company Common Stock. Of this amount, 248,000 options at $1.00 per share expire on April 26, 2018, 262,000 options at $0.39 per share expire on April 13, 2021, 123,000 options at $0.60 per share expire on May 2, 2021, 100,000 options at $1.05 per share expire on June 27, 2020 and 114,000 options at $1.38 per share expire on November 5, 2022.

Manatuck Debenture

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

On March 10, 2017, the Company further extended the maturity date to May 1, 2018. The Company paid to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of March 31, 2017.

On January 22, 2018, the Company further extended the maturity date to November 1, 2018. Per the terms of the amended agreement:

1)	The Company will pay to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of January 31, 2018, which shall include all interest which would be accrued on the note through January 31, 2018;

2)	The Company shall make monthly principal payments to Manatuck of $100,000.

Based on management’s review of the amended agreement and extension, the accounting for debt modification applied. The Company accrued the 2% fee totaling $52,236 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $84,841 and $48,094 as of January 31, 2018 and 2017, respectively.

The outstanding balance including principal and interest and net of debt discount at January 31, 2018 and 2017 was $1,403,082 and $2,700,725, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

Our board of directors has determined that each of Mr. Burns, Mr. D’Agostino, Mr. Toto and Mr. Janeway is an independent director within the meaning of the applicable rules of the SEC and the New York Stock Exchange, and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership. In addition, our board of directors has determined that Mr. Burns is an audit committee financial expert within the meaning of the applicable rules of the SEC and the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2018 and January 31, 2017, were $40,000 and $30,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2018 and January 31, 2017 were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2018 and January 31, 2017 were $7,500 and $5,000, respectively.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: May 15, 2018	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Morgenstein
	Name:	Lawrence Morgenstein
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	May 15, 2018
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	May 15, 2018
Matthew Brown

/s/ Lawrence Morgenstein	Chief Financial Officer	May 15, 2018
Lewis Ochs

/s/ Steven Burns	Director	May 15, 2018
Steven Burns

/s/ Alfred D’Agostino	Director	May 15, 2018
Alfred D’Agostino

/s/ Tom Toto	Director	May 15, 2018
Tom Toto

/s/ Dean Janeway	Director	May 15, 2018
Dean Janeway

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two period ended January 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2011.

Somerset, NJ

May 15, 2018

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2018	January 31, 2017

Assets

Current Assets:
Cash	$581,322	$670,807
Accounts receivable, net	3,084,715	1,817,820
Inventories	824,276	806,623
Prepaid expenses	261,980	180,260
Total current assets	4,752,293	3,475,510

Property and equipment, net	2,499,875	1,563,381

Deposits	20,177	20,177
Total Assets	$7,272,345	$5,059,068

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,456,918	$2,124,880
Line of credit, net	2,688,764	1,363,145
Term loan	106,938	140,004
Note payable – net	1,403,082	1,401,906
Total current liabilities	7,655,702	5,029,935

Term loan - net of current	651,677	513,328
Note payable - net of current portion	250,000	1,548,819
Notes payable - related party	649,656	649,656
Total long-term liabilities	1,551,333	2,711,803

Total Liabilities	9,207,035	7,741,728

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2018 and 2017, 0 and 23,400 shares outstanding as of January 31, 2018 and 2017	—	—
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,753,437 and 27,810,717 shares issued and outstanding, respectively	318	278
Additional paid in capital	16,344,794	15,825,029
Common stock subscribed, $0.00001 par value; 66,667 shares, respectively	1	1
Accumulated deficit	(18,130,303)	(18,358,478)

Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(1,934,690)	(2,682,670)
Total Liabilities and Stockholders’ Deficit	$7,272,345	$5,059,068

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2018	January 31, 2017

Sales - net of slotting fees and discounts	$27,543,335	$18,048,792

Cost of sales	18,282,660	10,830,104

Gross profit	9,260,675	7,218,688

Operating expenses
Research and development	138,000	153,296
General and administrative expenses	8,059,533	6,609,409
Total operating expenses	8,197,533	6,762,705

Income from operations	1,063,142	455,983

Other expenses
Interest expense	(679,974)	(728,537)
Amortization of debt discount	(63,428)	(28,526)
Total other expenses	(743,402)	(757,063)

Net income (loss)	319,740	(301,080)

Less: preferred dividends	(91,565)	(204,921)

Net income (loss) available to common stockholders	$228,175	$(506,001)

Net income (loss) per common share - basic and diluted	$0.01	$(0.02)

Weighted average common shares outstanding
- basic	29,811,521	27,100,316
- diluted	32,205,577	27,100,316

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from February 1, 2016 through January 31, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Common Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Deficit

Balance, February 1, 2016	23,400	$-	26,507,516	$265	(230,000)	(149,500)	$14,954,928	$1	$(17,852,477)	$(3,046,783)

Stock options issued for services	-	-	-	-	-	-	127,700	-	-	127,700

Stock issued for services	-	-	793,307	8	-	-	470,492	-	-	470,500

Series A Preferred dividend issued in common shares	-	-	509,894	5	-	-	271,909	-	-	271,914

Series A Preferred dividend	-	-	-	-	-	-	-	-	(204,921)	(204,921)

Net loss	-	-	-	-	-	-	-	-	(301,080)	(301,080)

Balance, January 31, 2017	23,400	-	27,810,717	278	(230,000)	(149,500)	15,825,029	1	(18,358,478)	(2,682,670)

Common stock issued for services	-	-	225,882	2	-	-	255,498	-	-	255,500

Stock options issued for services	-	-	-	-	-	-	172,740	-	-	172,740

Common stock issued for the exercise of warrants	-	-	159,454	2	-	-	(2)	-	-	-

Series A Preferred dividend issued in common shares	-	-	90,717	1	-	-	91,564	-	-	91,565

Series A Preferred dividend	-	-	-	-	-	-	-	-	(91,565)	(91,565)

Conversion of Series A Preferred to common	(23,400)	-	3,466,667	35	-	-	(35)	-	-	-

Net income	-	-	-	-	-	-	-	-	319,740	319,740
Balance, January 31, 2018	-	$-	31,753,437	$318	(230,000)	$(149,500)	$16,344,794	$1	$(18,130,303)	$(1,934,690)

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31, 2018	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$319,740	$(301,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	538,322	441,585
Amortization of debt discount	63,428	28,526
Share-based compensation	428,240	598,200
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(1,266,895)	(341,238)
Inventories	(17,653)	(248,871)
Prepaid expenses	(81,720)	29,093
Increase (Decrease) in:
Accounts payable and accrued expenses	1,332,038	151,019
Net Cash Provided by (Used in) Operating Activities	1,315,500	357,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,474,816)	(552,869)
Net Cash Used in Investing Activities	(1,474,816)	(552,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable – related party	-	(7,344)
Repayment of note payable	(1,350,000)	(486,279)
Debt issuance costs	(24,697)	(50,000)
Borrowings (repayments) of line of credit, net	1,339,245	403,524
Borrowings from term loan	251,671	340,000
Repayment of term loan	(146,388)	(126,668)
Net Cash Provided by Financing Activities	69,831	73,233

Net Decrease in Cash	(89,485)	(122,402)

Cash - Beginning of Period	670,807	793,209

Cash - End of Period	$581,322	$670,807

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$464,958	$721,821

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$91,565	$271,914
Debt issuance costs included in principal balance of note	$89,104	$358,523

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2018

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

Recent Developments

On November 1, 2017, the Company, Joseph Epstein Food Enterprises, Inc., a New Jersey corporation (“JEFE”), and MMMB Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of the Company (“Merger Sub”), completed the merger contemplated by the Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, JEFE, and Merger Sub, dated as of November 1, 2017. Pursuant to the terms of the Merger Agreement, JEFE has merged with and into Merger Sub, with Merger Sub continuing as the surviving entity and a wholly owned subsidiary of the Company.

Under the terms of the Merger Agreement and in connection with the merger, the Company acquired all assets of JEFE. The consideration for the transaction was (a) the extinguishment of the Inter-Company Loan between the parties, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses, (c) assumption by the Company of certain third-party loans to JEFE and (d) indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE in the amount of approximately $250,000. As a result of the transaction, (i) the Company became the sole shareholder of JEFE, which became a wholly-owned subsidiary of the Company (ii) following the Closing, JEFE’s financial statements as of the Closing are consolidated with the Consolidated Financial Statements of the Company (collectively, the “Merger Transaction”). No cash or stock was exchanged in connection with the transaction.

In accordance with the guidance under Accounting Standards Codification Topic 805: Business Combinations, the Merger transactions are accounted for as a reorganization of entities under common control. The assets and liabilities of JEFE transferred between entities under common control were recorded by the Company based on JEFE’s historical cost basis. The financial statements of both entities have been combined for all periods presented.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s). All inter-company balances and transactions have been eliminated.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2018 and 2017.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2018 and 2017, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2018 and 2017:

	January 31, 2018	January 31, 2017
Raw Materials	$486,917	$374,000
Work in Process	21,387	-
Finished goods	315,972	432,623
	$824,276	$806,623

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2018 and 2017 were $138,000 and $153,296, respectively.

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

The Company meets these criteria upon shipment.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Year Ended Ended January 31, 2018	Year Ended Ended January 31, 2017
Gross Sales	$28,004,078	$18,498,142
Less: Slotting, Discounts, Allowances	460,743	449,350
Net Sales	$27,543,335	$18,048,792

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years January 31, 2018 and 2017 were $1,773,939 and $1,607,581, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718. The Company accounts for share-based payments to non-employees in accordance with ASC 505-50 “Equity Based Payments to Non-Employees”.

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

For the years ended January 31, 2018 and 2017, share-based compensation amounted to $428,240 and $598,200, respectively.

For the years ended January 31, 2018 and 2017, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2018	January 31, 2017
Risk-free interest rate	1.60% to 1.99%	1.25% to 1.90%
Expected life of grants	2.0 – 4.0 years	2.5 years
Expected volatility of underlying stock	139% to 177%	139% to 179%
Dividends	0%	0%

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

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

	For the Years Ended
	January 31, 2018	January 31, 2017
Numerator:
Net income (loss) attributable to common stockholders	$228,175	$(506,001)
Effect of dilutive securities:	—	—

Diluted net income	$228,175	$(506,001)

Denominator:
Weighted average common shares outstanding - basic	29,811,521	27,100,316
Dilutive securities (a):
Series A Preferred	-	-
Options	350,694	-
Warrants	1,974,648	-

Weighted average common shares outstanding and assumed conversion – diluted	32,205,577	27,100,316

Basic net income (loss) per common share	$0.01	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.02)

(a) - Anti-dilutive securities excluded:	3,041,001	11,659,841

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of January 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2015.

Related Parties

The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

In July 2015, the FASB issued the ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. During the years ended January 31, 2017, the Company adopted the methodologies prescribed by ASU 2015-11 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. During the year ended January 31, 2018, the Company adopted the methodologies prescribed by ASU 2016-09 and deemed that the adoption of the ASU did not have a material effect on its financial position or results of operations.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing (Topic 606)”. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net) (Topic 606)”. These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which the Company intends to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption will have a material effect on its financial statements and disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures. The Company is in the process of performing an initial review of custom contracts to determine the impact that ASU 2014-09 and its subsequent updates will have on the Company’s condensed consolidated financial statements or financial statement disclosures upon adoption. Based on this preliminary review, the Company believes that the timing and measurement of revenue for these customers will be similar to the current revenue recognition. However, this view is preliminary and could change based on the detailed analysis associated with the conversion and implementation phases of ASU 2014-09. The Company intends to utilize the transition method, retrospectively adopting with the cumulative effect of initially applying the standard at the date of initial application.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company does not expect the adoption will have a material effect on its financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The new standard, among other things, provides additional implementation guidance with respect to Accounting Standards Codification (ASC) Topic 606 and ASC Topic 842. ASU 2017-03 is effective for annual and interim fiscal reporting periods beginning after December 15, 2017. The Company does not expect the adoption will have a material effect on its financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

Note 3 - Property and Equipment:

Property and equipment on January 31, 2018 and January 31, 2017 are as follows:

	January 31, 2018	January 31, 2017
Machinery and Equipment	$2,431,589	$1,707,004
Furniture and Fixtures	71,969	66,306
Leasehold Improvements	2,071,169	1,326,861
	4,574,727	3,100,171
Less: Accumulated Depreciation	2,074,852	1,536,790
	$2,499,875	$1,563,381

Depreciation expense charged to income for the years ended January 31, 2018 and 2017 amounted to $538,322 and $441,585, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2018 and 2017, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the years ended January 31, 2018 and 2017, the Company generated approximately $104,081 and $76,342 in revenues from MO, respectively.

As of January 31, 2018 and 2017, the Company had a receivable of $32,869 and $8,189 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the years ended January 31, 2018 and 2017, the Company recorded $24,000 in commission expense from WWS, Inc. generated sales.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of January 31, 2018 and 2017, the outstanding principal balance of the notes was $117,656.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on February 1, 2020. At January 31, 2018 and 2017, there was $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on February 1, 2020. At January 31, 2018 and 2017, there was $132,000 of principal outstanding, respectively.

For the years ended January 31, 2018 and 2017, the Company recorded interest expense of $47,266 and $47,266, respectively, related to the above related party notes payable.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. As of January 31, 2018 and 2017, the outstanding balance on the line of credit was $2,702,390 and $1,363,145, respectively. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. The facility consists of the following:

●	Accounts Revolving Line of Credit:	$2,150,000
●	Inventory Revolving Line of Credit:	$350,000
●	Term Loan:	$800,000

EGC may from time to time make loans in an aggregate amount not to exceed the Accounts Revolving Line of Credit up to 85% of the net amount of Eligible Accounts (as defined in the Loan and Security Agreement). In July 2017, EGC made an accommodation whereby the Accounts Receivable Line of Credit could be increased to $2,500,000, provided that the aggregate principal amount of the facility did not exceed $3,200,000. Also, in July 2017, EGC advanced an additional loan to the Company in the principal amount of $300,000, subject to $50,000 monthly repayments commencing October 31, 2017. In relation to the over advance, the Company paid a fee totaling $24,697 which is recorded as a debt discount and will be amortized over the remaining life of the note. EGC may from time to time make loans in an aggregate amount not to exceed the Inventory Revolving Line of Credit against Eligible Inventory (as defined in the Loan and Security Agreement) in an amount up to 50% of finished goods and in an amount up to 20% of raw material, which is capped at $30,000.

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

On September 3, 2014, the Company also entered into a 5-year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note was further amended in October 2017 to increase the note to $800,000 with principal payments of $13,795. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. The outstanding balance on the term loan was $758,615 and $653,332 as of January 31, 2018 and 2017, respectively.

Additionally, in connection with the Loan and Security Agreement, Carl Wolf, the Company’s Chief Executive Officer, entered into a Guarantee Agreement with EGC, personally guaranteeing all the amounts borrowed on behalf of the Company under the Loan and Security Agreement.

Note 7 – Notes Payable

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

On March 10, 2017, the Company further extended the maturity date to May 1, 2018. The Company paid to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of March 31, 2017.

On January 22, 2018, the Company further extended the maturity date to November 1, 2018. Per the terms of the amended agreement:

1)	The Company will pay to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of January 31, 2018, which shall include all interest which would be accrued on the note through January 31, 2018;

2)	The Company shall make monthly principal payments to Manatuck of $100,000.

Based on management’s review of the amended agreement and extension, the accounting for debt modification applied. The Company accrued the 2% fee totaling $52,236 which is recorded as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $84,841 and $48,094 as of January 31, 2018 and 2017, respectively.

The outstanding principal net of debt discount at January 31, 2018 and 2017 was $1,403,082 and $2,700,725, respectively.

On April 29, 2015, the Company entered into a note payable with a bank for $250,000, which was used to pay down and replace a prior note payable. The note bears interest at 3.75%, with interest being due monthly. The note is due in full on the maturity date of April 1, 2019. The note is fully guaranteed by the Company’s Chief Executive Officer.

Future maturities of all debt (including debt discussed above in Notes 5, 6 and 7) are as follows:

For the Years Ending January 31,
2019	$4,198,784
2020	483,758
2021	658,051
2022	136,852
2023	148,579
Thereafter	124,093
$5,750,117

Note 8 - Concentrations

Revenues

During the year ended January 31, 2018, the Company earned revenues from two customers representing approximately 40% and 10% of gross sales. During the year ended January 31, 2017, the Company earned revenues from two customers representing approximately 28% and 13% of gross sales.

As of January 31, 2018, these two customers represented approximately 43% and 15% of total gross outstanding receivables, respectively. As of January 31, 2017, these two customers represented approximately 44% and 12% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Deficit

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

During the years ended January 31, 2018, the Company issued 90,717 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $91,565.

During the years ended January 31, 2017, the Company issued 509,894 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $271,914.

During the year ended January 31, 2018, the Company issued 225,882 shares of its common stock to employees and consultants for services rendered of $255,500.

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

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2016	496,404	$1.04
Exercisable – January 31, 2016	496,404	$1.04
Granted	385,000	$0.46
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78
Granted	239,000	$1.21
Exercised	-	$-
Forfeited/Cancelled	(254,404)	$1.05
Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	866,000	2.42 years	$0.87	699,000	$0.78

At January 31, 2018 the total intrinsic value of options outstanding and exercisable was $562,290 and $498,827, respectively.

For the years ended January 31, 2018 and 2017, the Company recognized share-based compensation related to options of an aggregate of $172,740 and $127,700, respectively. At January 31, 2018, unrecognized share-based compensation was $135,614.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2016	4,915,865	$1.05
Exercisable – January 31, 2017	2,510,000	$1.50
Granted	2,510,000	1.50
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – January 31, 2017	7,425,865	$1.06
Exercisable – January 31, 2017	7,425,865	$1.06
Granted	-	$-
Exercised	(364,466)	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	7,061,399	2.54 years	$1.06	7,061,399	$1.06

At January 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $3,020,483 and $3,020,483, respectively.

During the year ended January 31, 2018, 364,466 warrants were exercised by the warrant holders on a cashless basis. The Company issued 159,454 shares of common stock as a result of this exercise.

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

The Company incurred $429,934 and $304,157 of royalty expenses for the years ended January 31, 2018 and 2017. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

During the year ended January 31, 2017, the Company paid to Spartan a one-time engagement fee of $10,000. In connection with the Initial Closing, the Company agreed to pay an aggregate cash fee and non-accountable allowance of $157,300. The Company also granted warrants to purchase 364,466 shares of common stock at $0.675 per share. The warrants have a grant date fair value of $241,769 which is treated as a direct cost of the Financing and has been recorded as a reduction in additional paid in capital. In connection with the Initial Closing, the Company granted warrants to purchase 80,000 shares of common stock at $1.00 per share. Spartan exercised 364,466 warrants during the year ended January 31, 2018.

During the years ended January 31, 2018 and 2017, no payments were made to Spartan.

Operating Lease

The Company has a lease for office, manufacturing, and warehouse space in East Rutherford, NJ. The lease expires on March 31, 2024, with a 5-year renewal option. The Company leases additional office space in East Rutherford, NJ. This lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Rent expense for the years ended January 31, 2018 and 2017 was $297,339 and $256,681, respectively.

Total future minimum payments required under the lease as of January 31, 2018 are as follows:

Years Ending January 31,
2019	$210,809
2020	201,599
2021	199,757
2022	209,846
2023	211,864
Thereafter	247,174
Total	$1,281,049

Note 11 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2018	January 31, 2017
Federal
Current	$-	$-
Deferred	(2,188,418)	(105,137)
State and Local
Current
Deferred	-	(106,002)
Change in valuation allowance	2,188,418	211,139
Income tax provision (benefit)	$-	$-

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Bill”) was signed into law. Prior to the enactment of the Tax Reform Bill, the Company measured its deferred tax assets at the federal rate of 34%. The Tax Reform Bill reduced the federal tax rate to 21% resulting in the re-measurement of the deferred tax asset as of January 31, 2018. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2019.

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $11.1 million and $11.1 million at January 31, 2018 and 2017, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $10.9 million and $10.9 million at January 31, 2018 and 2017, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended January 31, 2018 and 2017, the change in the valuation allowance was $2,188,418 and $211,139, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2018 and 2017, respectively. As of January 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2018	Year Ended January 31, 2017

Net operating loss carryovers	$3,252,384	$5,456,947

Total deferred tax assets	3,252,384	5,456,947
Valuation allowance	(3,183,275)	(5,371,693)
Deferred tax asset, net of valuation allowance	69,109	85,254

Deferred Tax Liabilities
Other deferred tax liabilities	(69,109)	(85,254)
Total deferred tax liabilities	$(69,109)	$(85,254)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2018	Year Ended January 31, 2017

US Federal statutory rate	(21.00)%	(34.00)%
State income tax, net of federal benefit	(5.94)	(5.94)
Deferred tax true-up
Change in valuation allowance	27.03	40.03
Other permanent differences	(0.09)	(0.09)
Income tax provision (benefit)	-%	-%

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

In May 2018, the Company entered into a sales leaseback agreement for equipment with a third-party lender. The agreement has a 4-year lease period and a 15% residual buy back option at the end of the term. The total equipment cost under the agreement was $213,250.

