Form 10-Q
period 2018-04-30
MamaMancini's Holdings, Inc.
filed 2018-06-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2018

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

As of June 13, 2018, there were 31,823,993 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2018	January 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$479,110	$581,322
Accounts receivable, net	3,781,968	3,084,715
Inventories	1,122,595	824,276
Prepaid expenses	188,769	261,980
Total current assets	5,572,442	4,752,293

Property and equipment, net	2,764,853	2,499,875

Deposits	20,177	20,177
Total Assets	$8,357,472	$7,272,345

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,959,001	$3,456,918
Line of credit, net	3,174,369	2,688,764
Term loan	106,938	106,938
Note payable – net	1,385,687	1,403,082
Total current liabilities	8,625,995	7,655,702

Term loan - net of current	610,292	651,677
Note payable - net of current portion	—	250,000
Notes payable - related party	649,656	649,656
Total long-term liabilities	1,259,948	1,551,333

Total Liabilities	9,885,943	9,207,035

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2018 and January 31, 2018, 0 and 23,400 shares outstanding as of January 31, 2018 and 2017	—	—
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,823,993 and 31,753,437 shares issued and outstanding as of April 30, 2018 and January 31, 2018, respectively	319	319
Additional paid in capital	16,427,012	16,344,794
Accumulated deficit	(17,806,302)	(18,130,303)
Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(1,528,471)	(1,934,690)
Total Liabilities and Stockholders’ Deficit	$8,357,472	$7,272,345

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	April 30, 2018	April 30, 2017

Sales - net of slotting fees and discounts	$7,741,994	$5,357,301

Cost of sales	4,913,448	3,414,807

Gross profit	2,828,546	1,942,494

Operating expenses
Research and development	30,096	33,998
General and administrative expenses	2,244,937	1,710,717
Total operating expenses	2,275,033	1,744,715

Income from operations	553,513	197,779

Other expenses
Interest expense	(188,141)	(181,159)
Amortization of debt discount	(41,371)	(20,853)
Total other expenses	(229,512)	(202,012)

Net income (loss)	324,001	(4,233)

Less: preferred dividends	—	(46,800)

Net income (loss) available to common stockholders	$324,001	$(51,033)

Net income (loss) per common share – basic and diluted	$0.01	$(0.00)

Weighted average common shares outstanding
- basic	31,780,111	27,810,717
- diluted	34,655,399	27,810,717

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from February 1, 2018 through April 30, 2018

(unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	42,218	-	42,218

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	30,556	-	-	-	-	-	30,556

Net income	-	-	-	-	-	-	-	324,001	324,001
Balance, April 30, 2018	-	$-	31,823,993	$319	(230,000)	$(149,500)	$16,427,012	$(17,806,302)	$(1,528,471)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	April 30, 2018	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$324,001	$(4,233)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	155,242	117,581
Amortization of debt discount	41,371	17,280
Share-based compensation	42,218	90,150
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(697,253)	(483,917)
Inventories	(298,319)	163,694
Prepaid expenses	73,211	(34,239)
Increase (Decrease) in:
Accounts payable and accrued expenses	498,427	662,956
Net Cash Provided by Operating Activities	138,898	529,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(420,220)	(661,025)
Net Cash Used in Investing Activities	(420,220)	(661,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(300,000)	(300,000)
Borrowings (repayments) of line of credit, net	480,495	245,046
Repayment of term loan	(41,385)	(35,001)
Proceeds from exercise of options	40,000	—
Net Cash Provided by (Used in) Financing Activities	179,110	(89,955)

Net Decrease in Cash	(102,212)	(221,798)

Cash - Beginning of Period	581,322	670,807

Cash - End of Period	$479,110	$449,099

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$—	$—
Interest	$181,204	$66,941

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for Series A Preferred dividends	$—	$46,800
Debt issuance costs included in principal balance of note	$—	$52,236

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2018

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2018 filed on May 16, 2018. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2018 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2019.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2018 and January 31, 2018.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2018 and January 31, 2018, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2018 and January 31, 2018:

	April 30, 2018	January 31, 2018
Raw Materials	$534,209	$486,917
Work in Process	14,163	21,387
Finished goods	574,223	315,972
	$1,122,595	$824,276

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2018 and 2017 were $30,096 and $33,998, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as general and administrative expenses.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters.

The Company adopted this guidance and related amendments as of the first quarter of fiscal 2019, applying the full retrospective transition method. The Company has determined that there are no material changes to the recognition, timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption or on the consolidated financial statement disclosures.

The Company’s sales predominantly contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue, including those amounts related to shipping and handling. Shipping and handling costs are included in cost of goods sold. Under the new revenue guidance, the Company recognizes shipping and handling activities as a fulfillment of the Company’s promise to transfer products to its customers.

The Company promotes its products with advertising, consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the sale price based on amounts estimated as being due to customers and consumers at the end of a period. The Company derives these estimates principally on historical utilization and redemption rates.

Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers. The Company generally recognizes the related trade receivable when the goods are shipped.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017
Gross Sales	$7,858,034	$5,473,205
Less: Slotting, Discounts, Allowances	116,040	115,905
Net Sales	$7,741,994	$5,357,301

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2018 and 2017 were $515,157 and $326,094, respectively.

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

For the three months ended April 30, 2018, share-based compensation amounted to $42,218 relating to options issued to employees and consultants for services rendered.

For the three months ended April 30, 2017, share-based compensation amounted to $90,150 for options and common stock issued to employees and consultants for services rendered.

For the three months ended April 30, 2018 and 2017, when computing fair value of share-based payments, the Company has considered the following variables:

	April 30, 2018	April 30, 2017
Risk-free interest rate	1.60% to 1.99%	1.18%
Expected life of grants	2.0 – 4.0 years	4.0 years
Expected volatility of underlying stock	139% to 177%	188%
Dividends	0%	0%

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

	For the Three Months Ended
	April 30, 2018	April 30, 2017
Numerator:
Net income (loss) attributable to common stockholders	$324,001	$(51,033)
Effect of dilutive securities:	-	-

Diluted net income	$324,001	$(51,033)

Denominator:
Weighted average common shares outstanding - basic	31,780,111	27,810,717
Dilutive securities (a):
Series A Preferred	-	-
Options	212,229	-
Warrants	2,663,059	-

Weighted average common shares outstanding and assumed conversion – diluted	34,655,399	27,810,717

Basic net income (loss) per common share	$0.01	$(0.00)

Diluted net income (loss) per common share	$0.01	$(0.00)

(a) - Anti-dilutive securities excluded:	3,079,001	3,779,884

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2014.

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

Note 3 - Property and Equipment:

Property and equipment on April 30, 2018 and January 31, 2018 are as follows:

	April 30, 2018	January 31, 2018
Machinery and Equipment	$2,562,471	$2,431,589
Furniture and Fixtures	71,969	71,969
Leasehold Improvements	2,360,507	2,071,169
	4,994,947	4,574,727
Less: Accumulated Depreciation	2,230,094	2,074,852
	$2,764,853	$2,499,875

Depreciation expense charged to income for the three months ended April 30, 2018 and 2017 amounted to $155,242 and $117,581, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2018 and January 31, 2018, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2018 and 2017, the Company generated approximately $28,738 and $22,571 in revenues from MO, respectively.

As of April 30, 2018 and January 31, 2018, the Company had a receivable of $38,991 and $32,869 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended April 30, 2018 and 2017, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of April 30, 2018 and January 31, 2018, the outstanding principal balance of the notes was $117,656.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on February 1, 2020. At April 30, 2018 and January 31, 2018, there was $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on February 1, 2020. At April 30, 2018 and January 31, 2018 and 2017, there was $132,000 of principal outstanding, respectively.

For the three months ended April 30, 2018 and 2017, the Company recorded interest expense of $11,826 and $8,640, respectively, related to the above related party notes payable.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. As of April 30, 2018 and January 31, 2018, the outstanding balance on the line of credit was $3,169,259 and $2,702,390, respectively.

On September 3, 2014, the Company also entered into a 5-year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note is payable in 60 monthly installments of $11,667. The EGC Note was further amended in October 2017 to increase the note to $800,000 with principal payments of $13,795. The EGC Note bears interest at the prime rate plus 4.0% and is payable monthly, in arrears. In the event of default, the Company shall pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note is secured by all of the assets of the Company. In May 2018, the EGC Note was was amended to extend the termination date to October 1, 2020 and increased to $1,100,000. The outstanding balance on the term loan was $717,230 and $758,615 as of April 30, 2018 and January 31, 2018, respectively.

Note 7 – Notes Payable

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. Subsequent to issuance, the note was amended to extend the maturity date and also removed the convertible feature of the note. On January 22, 2018, the Company further extended the maturity date to November 1, 2018.

There was unamortized debt discount of $52,236 and $84,841 as of April 30, 2018 and January 31, 2018, respectively.

The outstanding principal net of debt discount at April 30, 2018 and January 31, 2018 was $1,135,687 and $1,403,082, respectively.

On April 29, 2015, the Company entered into a note payable with a bank for $250,000, which was used to pay down and replace a prior note payable. The note bears interest at 3.75%, with interest being due monthly. The note is due in full on the maturity date of April 1, 2019. The note is fully guaranteed by the Company’s Chief Executive Officer.

Future maturities of all debt (including debt discussed above in Notes 5, 6 and 7) are as follows:

For the Twelve Months Ending April 30,
2019	$4,862,619
2020	697,540
2021	165,540
2022	165,540
2023	96,455
$5,987,694

Note 8 - Concentrations

Revenues

During the three months ended April 30, 2018, the Company earned revenues from one customer representing approximately 55% of gross sales. During the three months ended April 30, 2017, the Company earned revenues from two customers representing approximately 35% and 13% of gross sales.

As of April 30, 2018, this one customer represented approximately 60% of total gross outstanding receivables, respectively. As of April 30, 2017, these two customers represented approximately 41% and 15% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Deficit

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78
Granted	-	$-
Exercised	(40,000)	$1.00
Forfeited/Cancelled	(218,000)	$-
Outstanding – April 30, 2018	608,000	$0.77
Exercisable – April 30, 2018	466,000	$0.67

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	608,000	2.89 years	$0.77	466,000	$0.67

At April 30, 2018 the total intrinsic value of options outstanding and exercisable was $251,320 and $229,570, respectively.

For the three months ended April 30, 2018 and 2017, the Company recognized share-based compensation related to options of an aggregate of $42,218 and $7,150, respectively. At April 30, 2018, unrecognized share-based compensation was $87,474.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06
Granted	-	$-
Exercised	(120,430)	$1.00
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2018	6,940,969	$1.06
Exercisable – April 30, 2018	6,940,969	$1.06

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	6,940,969	2.35 years	$1.06	6,940,969	$1.06

At April 30, 2018, the total intrinsic value of warrants outstanding and exercisable was $1,517,563 and $1,517,563, respectively.

During the three months ended April 30, 2018, 120,430 warrants were exercised by the warrant holders on a cashless basis. The Company issued 30,556 shares of common stock as a result of this exercise.

Note 10 - Commitments and Contingencies

Litigation, Claims and Assessments

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

The Exclusive Term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date.

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

The Company incurred $129,863 and $116,947 of royalty expenses for the three months ended April 30, 2018 and 2017. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

The Company, upon closing of the Financing, shall pay consideration to Spartan, in cash, a fee in an amount equal to 10% of the aggregate gross proceeds raised in the Financing and 3% of the aggregate gross proceeds raised in the Financing for expenses incurred by Spartan. The Company shall grant and deliver to Spartan at the closing of the Financing, for nominal consideration, five-year warrants to purchase a number of shares of the Company’s common stock equal to 10% of the number of shares of common stock (and/or shares of common stock issuable upon exercise of securities or upon conversion or exchange of convertible or exchangeable securities) sold at such closing. The warrants shall be exercisable at any time during the five-year period commencing on the closing to which they relate at an exercise price equal to the purchase price per share of common stock paid by investors in the Financing or, in the case of exercisable, convertible, or exchangeable securities, the exercise, conversion or exchange price thereof. If the Financing is consummated by means of more than one closing, Spartan shall be entitled to the fees provided herein with respect to each such closing.

During the three months ended April 30, 2018, no payments were made to Spartan.

Operating Lease

The Company has a lease for office, manufacturing, and warehouse space in East Rutherford, NJ. The lease expires on March 31, 2024, with a 5-year renewal option. The Company leases additional office space in East Rutherford, NJ. This lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Rent expense for the three months ended April 30, 2018 and 2017 was $74,632 and $73,319, respectively.

Total future minimum payments required under the lease as of April 30, 2018 are as follows:

Twelve Months Ending April 30,
2019	$209,888
2020	199,757
2021	200,766
2022	211,864
2023	211,864
Thereafter	194,208
Total	$1,228,347

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

Effective June 6, 2018, the Company executed a Secured Promissory Note with Entrepreneur Growth Capital LLC (EGC) which provides for $300,000 in financing with a maturity date of June 1, 2020. The Note provides for 24 monthly payments of $12,500 together with interest on the outstanding balance at Four percent (4%) over the applicable prime rate.

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

Plan of Operations

The Company’s product lines include, Italian Sauce and Beef Meatballs, and Turkey Meatballs; Italian Sauce and Cheese Stuffed Meatballs, Chicken Parmigiana and Florentine Style Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Beef and Turkey Meatballs, Original Beef and Original Turkey Meat Loaves, Chicken Parmigiana and Pasta meals and Beef Stuffed Pepper Mix. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line. The Company plans to introduce pasta-based entrees in early to mid-fiscal year 2019. In addition, the Company plans to introduce Authentic Italian Sauces and Vegetarian Meatballs in fiscal year 2019 on a limited test basis.

The Company has key sales personnel and a sales network of paid broker representatives. We currently work with approximately 35 retail food brokers who sell to Supermarket and Club Store customers.

The Company had a supply agreement with Joseph Epstein Food Enterprises, Inc. (“JEFE”), a related party. On November 1, 2017, the Company acquired JEFE through a merger transaction whereby JEFE became a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement and in connection with the merger, the Company acquired all assets of JEFE. The consideration for the transaction was (a) the extinguishment of the Inter-Company Loan between the parties, (b) the assumption by the Company of all JEFE accounts payable and accrued expenses, (c) the assumption by the Company of certain third-party loans to JEFE and (d) the indemnification of Carl Wolf with respect to his collateralization of a bank loan to JEFE. As a result of the transaction, JEFE’s financial statements have been consolidated with the financial statements of the Company. No cash or stock was exchanged in connection with the transaction.

Management believes the merger of JEFE into the Company has had a positive effect upon operations. Management believes that gross margin, operating profit, and net income has increased in this quarter and will increase in the future as a result due to plant efficiencies with higher volume and plant overhead reduction as a percentage of sales.

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

Results of Operations for the Three Months ended April 30, 2018 and 2017

The following table sets forth the summary statements of operations for the three months ended April 30, 2018 and 2017:

	Three Months Ended
	April 30, 2018	April 30, 2017
Sales - Net of Slotting Fees and Discounts	$7,741,994	$5,357,301
Gross Profit	$2,828,546	$1,942,494
Operating Expenses	$(2,275,033)	$(1,744,715)
Other Expenses	$(229,512)	$(202,012)
Net Income (Loss)	$324,001	$(4,233)

For the three months ended April 30, 2018 and 2017, the Company reported a net income (loss) of $324,001 and $(4,233), respectively. The change in net income (loss) between the three months ended April 30, 2018 and 2017 was primarily attributable to an increase in sales of 45%.

Sales: Sales, net of slotting fees and discounts increased by approximately 45% to $7,741,994 during the three months ended April 30, 2018, from $5,357,301 during the three months ended April 30, 2017. During the three months ended April 30, 2018, the Company sold into higher volume locations compared to the three months ended April 30, 2017. The Company has sold into approximately 44,600 SKU’s in 12,200 retail and grocery locations at April 30, 2018 as compared to approximately 38,600 SKU’s in 11,700 retail and grocery locations at April 30, 2017. In addition, during the three months ended April 30, 2018, the Company was able to increase its sales through new customers as well as its existing customer base. A merchandising event with one customer during the quarter ended April 30, 2018 also contributed to the increase in sales.

Gross Profit: The gross profit margin was 37% for the three months ended April 30, 2018 compared to 36% for the three months ended April 30, 2017. The increase in gross profit margin is attributable to manufacturing efficiencies and cost control. The Company believes it’s gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses increased by 30% during the three months ended April 30, 2018, as compared to the three months ended April 30, 2017. The $530,318 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising, social media and promotional expenses of $190,063 related to an increase in sales and demos;

●	Postage and freight of $118,256 due to higher sales and startup costs of initial shipments;

●	Commission expenses of $48,842 related to increased sales; and

●	Depreciation expense of $27,161 due to new fixed asset purchases during the period.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $47,932 compared to the prior year

Other Expense: Other expenses increased by $27,500 to $229,512 for the three months ended April 30, 2018 as compared to $202,012 during the three months ended April 30, 2017. For three months ended April 30, 2018, other expenses consisted of $188,141 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $41,371 of amortization expense related to the debt discount. For the three months ended April 30, 2017, other expenses consisted of $181,159 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $20,853 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2018 compared to January 31, 2018:

	April 30, 2018	January 31, 2018	Increase/(Decrease)
Current Assets	$5,572,442	$4,752,293	$820,149
Current Liabilities	$8,625,995	$7,655,702	$970,293
Working Capital Deficit	$(3,053,553)	$(2,903,409)	$(150,144)

As of April 30, 2018, we had a working capital deficit of $3,053,553 as compared to a working capital deficit of $2,903,409 as of January 31, 2018, an increase of $150,144. The increase in working capital deficit is primarily attributable to approximately $485,600 increase in the line of credit, an increase in accounts payable and accrued expenses of approximately $502,000. These increases were offset by an increase in accounts receivable of approximately $697,000 and inventories of $298,000.

Net cash provided by operating activities for the three months ended April 30, 2018 and 2017 was $138,898 and $529,272, respectively. The net income (loss) for the three months ended April 30, 2018 and 2017 was $324,001 and $(4,233), respectively.

Net cash used in all investing activities for the three months ended April 30, 2018 was $420,220 as compared to $661,025 for the three months ended April 30, 2017, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash provided by all financing activities for the three months ended April 30, 2018 was $179,110 as compared to $89,955 used in financing activities for the three months ended April 30, 2017. During the three months ended April 30, 2018, the Company had net borrowings increase of $480,495 for transactions pursuant to the line of credit in addition to proceeds of $40,000 received from the exercise of options. These net proceeds were offset by $41,385 and $300,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the three months ended April 30, 2017 the Company had net borrowings increase of $245,046 for transactions pursuant to the line of credit. These increases were offset by $35,001 and $300,000 paid for repayments on a term loan and repayments of notes payable, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $324,001 and $138,898, respectively, for the three months ended April 30, 2018.

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

Subsequent to April 30, 2018, the Company collected a net amount of $1.5 million on outstanding receivables.

Recent Accounting Pronouncements

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our January 31, 2018 Annual Report.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2018 and June 4, 2018 the Company issued an aggregate of 112,804 shares of its Common stock as follows:

Warrant Exercises	72,804 shares
Stock Option Exercises	40,000 shares

In addition, 15,000 shares previously issued to a director of the Company in lieu of compensation were cancelled.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 13, 2018	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

