Form 10-Q
period 2018-07-31
MamaMancini's Holdings, Inc.
filed 2018-09-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2018

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

As of September 14, 2018, there were 31,866,241 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2018	January 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$347,032	$581,322
Accounts receivable, net	1,749,977	3,084,715
Inventories	1,279,557	824,276
Prepaid expenses	318,756	261,980
Total current assets	3,695,322	4,752,293

Property and equipment, net	3,096,001	2,499,875

Deposits	20,177	20,177
Total Assets	$6,811,500	$7,272,345

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,061,229	$3,456,918
Line of credit, net	1,984,965	2,688,764
Term loans	315,540	106,938
Capital leases payable	53,730	-
Notes payable – related party	109,844	-
Notes payable – net	1,630,625	1,403,082
Total current liabilities	7,155,933	7,655,702

Term loans - net of current	647,805	651,677
Capital leases payable – net of current	177,483	-
Note payable - net of current	-	250,000
Notes payable - related party	532,000	649,656
Total long-term liabilities	1,357,288	1,551,333

Total Liabilities	8,513,221	9,207,035

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2018 and January 31, 2018, 0 and 23,400 shares outstanding as of July 31, 2018 and January 31, 2018	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,866,241 and 31,753,437 shares issued and outstanding as of July 31, 2018 and January 31, 2018, respectively	320	319
Additional paid in capital	16,463,956	16,344,794
Accumulated deficit	(18,016,497)	(18,130,303)
Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(1,701,721)	(1,934,690)
Total Liabilities and Stockholders’ Deficit	$6,811,500	$7,272,345

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2018	2017	2018	2017

Sales-net of slotting fees and discounts	$5,640,830	$7,005,434	$13,382,824	$12,362,735

Costs of Sales	3,578,840	4,652,820	8,492,288	8,067,627

Gross profit	2,061,990	2,352,614	4,890,536	4,295,108

Operating expenses:
Research and development	37,083	33,333	67,179	67,331
General and administrative	1,895,081	1,953,961	4,140,018	3,664,678
Total operating expenses	1,932,164	1,987,294	4,207,197	3,732,009

Income from operations	129,826	365,320	683,339	563,099

Other expenses
Interest expense	(291,441)	(188,230)	(479,582)	(372,962)
Amortization of debt discount	(48,580)	(8,730)	(89,951)	(26,010)
Total other expenses	(340,021)	(196,960)	(569,533)	(398,972)

Net income (loss)	(210,195)	168,360	113,806	164,127

Less: preferred dividends	-	(44,765)	-	(91,565)

Net income (loss) available to common stockholders	$(210,195)	$123,595	$113,806	$72,562

Net income (loss) per common share - basic	$(0.01)	$0.00	$0.00	$0.00
Net income (loss) per common share - diluted	$(0.01)	$0.00	$0.00	$0.00
Weighted average common shares outstanding – basic	31,859,812	28,100,066	31,820,898	27,957,789
Weighted average common shares outstanding – diluted	31,859,812	30,817,281	32,564,932	30,675,004

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from February 1, 2018 through July 31, 2018

(unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	79,163	-	79,163

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	-

Net income	-	-	-	-	-	-	-	113,806	113,806
Balance, July 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,463,956	$(18,016,497)	$(1,701,721)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	July 31, 2018	July 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$113,806	$164,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	337,833	240,205
Amortization of debt discount	89,951	26,011
Share-based compensation	79,163	147,499
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	1,334,738	(1,246,756)
Inventories	(455,281)	(174,834)
Prepaid expenses	(56,776)	(545,598)
Increase (Decrease) in:
Accounts payable and accrued expenses	(2,987)	1,717,514
Net Cash Provided by Operating Activities	1,440,447	328,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(903,959)	(765,740)
Net Cash Used in Investing Activities	(903,959)	(765,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(7,812)	-
Repayment of term loan	(95,270)	(70,002)
Borrowings from term loan	300,000	-
Repayment of note payable	(500,000)	(600,000)
Borrowings (repayments) of line of credit, net	(708,909)	1,091,006
Proceeds from capital lease	213,250	-
Repayment of capital lease obligations	(12,037)	-
Proceeds from exercise of options	40,000	-
Net Cash Provided by (Used in) Financing Activities	(770,778)	421,004

Net Decrease in Cash	(234,290)	(16,568)

Cash - Beginning of Period	581,322	670,807

Cash - End of Period	$347,032	$654,239

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$302,034	$212,182

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on note payable reclassified to principal	$392,702	$-
Stock issued for Series A Preferred dividends	$-	$91,565
Debt issuance costs included in principal balance of note	$-	$52,236
Capital lease asset additions	$30,000	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2018

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

Following the closing of the merger with Joseph Epstein Food Enterprises, Inc. (“JEFE”) on November 1, 2017, the financial statements of JEFE are consolidated with that of the Company. The prior period financial statements included in the condensed consolidated financial statements have been adjusted to reflect this transaction.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2018 and January 31, 2018.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of July 31, 2018 and January 31, 2018, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2018 and January 31, 2018:

	July 31, 2018	January 31, 2018
Raw Materials	$512,869	$486,917
Work in Process	25,513	21,387
Finished goods	741,175	315,972
	$1,279,557	$824,276

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2018 and 2017 were $37,083 and $33,333, respectively. Research and development expenses for the six months ended July 31, 2018 and 2017 were $67,179 and $67,331, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017
Gross Sales	$13,585,549	$12,587,604
Less: Slotting, Discounts, Allowances	202,725	224,869
Net Sales	$13,382,824	$12,362,735

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2018 and 2017 were $391,026 and $412,849, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2018 and 2017 were $906,183 and $738,943, respectively.

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

For the three months ended July 31, 2018, share-based compensation amounted to $36,945 relating to options issued to employees and consultants for services rendered.

For the three months ended July 31, 2017, share-based compensation amounted to $57,349 for options and common stock issued to employees and consultants for services rendered.

For the six months ended July 31, 2018, share-based compensation amounted to $79,163 relating to options issued to employees and consultants for services rendered.

For the six months ended July 31, 2017, share-based compensation amounted to $147,499 for options and common stock issued to employees and consultants for services rendered.

For the six months ended July 31, 2018 and 2017, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2018	July 31, 2017
Risk-free interest rate	1.99%	1.18%
Expected life of grants	2.0 years	3.76 years
Expected volatility of underlying stock	172%	298%
Dividends	0%	0%

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

	For the Three Months Ended
	July 31, 2018	July 31, 2017
Numerator:
Net (loss) income attributable to common stockholders	$(210,195)	$123,595
Effect of dilutive securities:	-	-

Diluted net (loss) income	$(210,195)	$123,595

Denominator:
Weighted average common shares outstanding - basic	31,859,812	28,100,066
Dilutive securities (a):
Series A Preferred	-	-
Options	-	347,949
Warrants	-	2,369,266

Weighted average common shares outstanding and assumed conversion – diluted	31,859,812	30,817,281

Basic net (loss) income per common share	$(0.01)	$0.00

Diluted net (loss) income per common share	$(0.01)	$0.00

(a) - Anti-dilutive securities excluded:	7,216,665	3,110,149

	For the Six Months Ended
	July 31, 2018	July 31, 2017
Numerator:
Net income attributable to common stockholders	$113,806	$72,562
Effect of dilutive securities:	-	-

Diluted net income	$113,806	$72,562

Denominator:
Weighted average common shares outstanding - basic	31,820,898	27,957,789
Dilutive securities (a):
Series A Preferred	-	-
Options	166,259	347,949
Warrants	577,775	2,369,266

Weighted average common shares outstanding and assumed conversion – diluted	32,564,932	30,675,004

Basic net income per common share	$0.00	$0.00

Diluted net income per common share	$0.00	$0.00

(a) - Anti-dilutive securities excluded:	3,365,001	3,779,884

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

Note 3 - Property and Equipment:

Property and equipment on July 31, 2018 and January 31, 2018 are as follows:

	July 31, 2018	January 31, 2018
Machinery and Equipment	$2,639,550	$2,431,589
Furniture and Fixtures	81,099	71,969
Leasehold Improvements	2,788,037	2,071,169
	5,508,686	4,574,727
Less: Accumulated Depreciation	2,412,685	2,074,852
	$3,096,001	$2,499,875

During the six months ended July 31, 2018, leasehold improvements increase by approximately $717,000 in relation to the continued plant expansion in progress since 2017.

Depreciation expense charged to income for the three months ended July 31, 2018 and 2017 amounted to $203,591 and $133,124, respectively. Depreciation expense charged to income for the six months ended July 31, 2018 and 2017 amounted to $337,833 and $240,205, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2018 and January 31, 2018, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2018 and 2017, the Company generated approximately $11,972 and $10,468 in revenues from MO, respectively. For the six months ended July 31, 2018 and 2017, the Company generated approximately $40,710 and $33,039 in revenues from MO, respectively.

As of July 31, 2018 and January 31, 2018, the Company had a receivable of $21,410 and $32,869 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended July 31, 2018 and 2017, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the six months ended July 31, 2018 and 2017, the Company recorded $24,000 in commission expense from WWS, Inc. generated sales.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of July 31, 2018 and January 31, 2018, the outstanding principal balance of the notes was $109,844 and $117,656, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on February 1, 2020. At July 31, 2018 and January 31, 2018, there was $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on February 1, 2020. At July 31, 2018 and January 31, 2018 and 2017, there was $132,000 of principal outstanding, respectively.

For the three months ended July 31, 2018 and 2017, the Company recorded interest expense of $19,601 and $15,694, respectively, related to the above related party notes payable. For the six months ended July 31, 2018 and 2017, the Company recorded interest expense of $32,687 and $31,424, respectively, related to the above related party notes payable.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. In June 2018, the line was increased by $300,000. The increase was personally guaranteed by the CEO of the Company. As of July 31, 2018 and January 31, 2018, the outstanding balance on the line of credit was $1,993,481 and $2,702,390, respectively. In May 2018, the agreement was amended to extend the termination date to October 1, 2020.

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

Effective June 6, 2018, the Company executed a Secured Promissory Note with EGC which provides for $300,000 in financing with a maturity date of June 1, 2020. The Note provides for 24 monthly payments of $12,500 together with interest on the outstanding balance at Four percent (4%) over the applicable prime rate.

The outstanding balance on the term loans was $963,345 and $758,615 as of July 31, 2018 and January 31, 2018, respectively.

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

On July 17, 2018, the Company further extended the maturity date to May 1, 2019. The Company paid to Manatuck a cash fee equal to two percent (2%) of the mutually-agreed pro-forma balance payable on account of the note as of July 17, 2018, which shall include all interest which would be accrued on the note through July 17, 2018. Total accrued interest of $392,702 was added to the outstanding principal balance as of the extension date. The 2% fee was expensed in accordance with debt extinguishment accounting.

There was unamortized debt discount of $0 and $84,841 as of July 31, 2018 and January 31, 2018, respectively.

The outstanding principal net of debt discount at July 31, 2018 and January 31, 2018 was $1,380,625 and $1,403,082, respectively.

On April 29, 2015, the Company entered into a note payable with a bank for $250,000, which was used to pay down and replace a prior note payable. The note bears interest at 3.75%, with interest being due monthly. The note is due in full on the maturity date of April 1, 2019. The note is fully guaranteed by the Company’s Chief Executive Officer. The outstanding balance on the note was $250,000 as of July 31, 2018 and January 31, 2018.

Note 8 – Capital Leases Payable

Capital lease obligations consisted of the following at July 31, 2018:

		July 31, 2018

(i)	Capital lease obligation to a financing company for a term of four (4) years, collateralized by equipment, with interest at 7.5% per annum, with principal and interest due and payable in monthly installments of $5,152 and buyout purchase option of $31,988 at end of lease	$201,643

(ii)	Capital lease obligation to a financing company for a term of five (5) years, collateralized by kitchen equipment, with interest at 5.9% per annum, with principal and interest due and payable in monthly installments of $610 and buyout purchase option of $1 at end of lease	29,570

		231,213

	Less current maturities	53,730

	Capital lease obligation, net of current maturities	$177,483

(i)

In May 2018, the Company executed a sale-leaseback arrangement with an unrelated third party whereby the Company sold its equipment and leased it back for a period of 4 years. Pursuant to the agreement, the Company received gross proceeds of $213,250. This transaction is recorded as a financing transaction with the assets and related financing obligation on the condensed consolidated balance sheet. The lease expires in April 2022 and includes purchase, renewal and return options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the equipment.

Future maturities of all debt and capital leases (including debt discussed above in Notes 5, 6, 7 and 8) are as follows:

For the Twelve Months Ending July 31,
2019	$4,103,220
2020	892,837
2021	227,714
2022	216,871
2023	19,866
$5,460,508

Note 9- Concentrations

Revenues

During the six months ended July 31, 2018, the Company earned revenues from one customer representing approximately 52% of gross sales. During the six months ended July 31, 2017, the Company earned revenues from three customers representing approximately 39%, 11% and 10% of gross sales.

As of July 31, 2018, this one customer represented approximately 49% of total gross outstanding receivables, respectively. As of July 31, 2017, these three customers represented approximately 43%, 11% and 19% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Deficit

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78
Granted	30,000	$1.21
Exercised	(40,000)	$1.00
Forfeited/Cancelled	(218,000)	$-
Outstanding – July 31, 2018	638,000	$0.79
Exercisable – July 31, 2018	532,000	$0.68

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 2.97	638,000	2.64 years	$0.79	532,000	$0.68

At July 31, 2018 the total intrinsic value of options outstanding and exercisable was $134,670.

For the six months ended July 31, 2018 and 2017, the Company recognized share-based compensation related to options of an aggregate of $79,163 and $8,999, respectively. At July 31, 2018, unrecognized share-based compensation was $62,345.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06
Granted	-	$-
Exercised	(467,496)	$1.00
Forfeited/Cancelled	(15,238)	$-
Outstanding – July 31, 2018	6,578,665	$1.06
Exercisable – July 31, 2018	6,578,665	$1.06

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	6,578,665	2.22 years	$1.06	6,578,665	$1.06

At July 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $468,000 and $468,000, respectively.

During the six months ended July 31, 2018, 467,496 warrants were exercised by the warrant holders on a cashless basis. The Company issued 72,804 shares of common stock as a result of this exercise.

Note 11 - Commitments and Contingencies

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

The Company incurred $70,993 and $89,061 of royalty expenses for the three months ended July 31, 2018 and 2017. The Company incurred $200,856 and $206,191 of royalty expenses for the six months ended July 31, 2018 and 2017. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

If the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction.

During the six months ended July 31, 2018, no payments were made to Spartan.

Operating Lease

The Company has a lease for office, manufacturing, and warehouse space in East Rutherford, NJ. The lease expires on March 31, 2024, with a 5-year renewal option. The Company leases additional office space in East Rutherford, NJ. This lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Rent expense for the six months ended July 31, 2018 and 2017 was $124,174 and $145,557, respectively.

Total future minimum payments required under the lease as of July 31, 2018 are as follows:

Twelve Months Ending January 31,
2019 (remaining)	$114,831
2020	201,599
2021	199,757
2022	209,846
2023	211,864
Thereafter	247,174
Total	$1,185,071

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

Plan of Operations

The Company’s product lines include, Italian Sauce and Beef Meatballs, and Turkey Meatballs; Italian Sauce and Cheese Stuffed Meatballs, Chicken Parmigiana and Florentine Style Stuffed Meatballs, Gluten Free Beef and Turkey Meatballs, Antibiotic Free Beef and Turkey Meatballs, Cocktail Beef and Turkey Meatballs, Original Beef and Original Turkey Meat Loaves, Chicken Parmigiana, Sausage n Peppers, Sausage and Sauce, Pasta meals and Beef Stuffed Pepper Mix. This line is available in bulk food service pack, retail packages in fresh varieties, and club store pack in fresh varieties. Additionally, the Company plans to continue expansion into various new retailers with placement of its existing product line. The Company plans to introduce additional pasta-based entrees in late fiscal year 2019. The Company plans to introduce Authentic Italian Sauces and Vegetarian Meatballs in fiscal year 2019 on a limited test basis.

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

Results of Operations for the Three Months ended July 31, 2018 and 2017

The following table sets forth the summary statements of operations for the three months ended July 31, 2018 and 2017:

	Three Months Ended
	July 31, 2018	July 31, 2017
Sales - Net of Slotting Fees and Discounts	$5,640,830	$7,005,434
Gross Profit	$2,061,990	$2,352,614
Operating Expenses	$(1,932,164)	$(1,987,294)
Other Expenses	$(340,021)	$(196,960)
Net Income (Loss)	$(210,195)	$168,360

For the three months ended July 31, 2018 and 2017, the Company reported a net income (loss) of $(210,195) and $168,360, respectively. The change in net income (loss) between the three months ended July 31, 2018 and 2017 was primarily attributable to a decrease in sales of 19%. The Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt.

Sales: Sales, net of slotting fees and discounts decreased by approximately 19% to $5,640,830 during the three months ended July 31, 2018, from $7,005,434 during the three months ended July 31, 2017. The Company has sold into approximately 42,300 SKU’s in 12,500 retail and grocery locations at July 31, 2018 as compared to approximately 40,600 SKU’s in 11,900 retail and grocery locations at July 31, 2017. Sales for the quarter were negatively impacted by changes in the purchasing offices in a number of our major retailer customers - not reflective of our product quality, trade relationships or consumer acceptance. Also, during last year’s second quarter we had an extraordinarily high one-time customer inventory build with new programs that went into effect. We believe that this was a short-term situation and sales growth has resumed in the current quarter over the current quarter and prior year.

Gross Profit: The gross profit margin was 37% for the three months ended July 31, 2018 compared to 34% for the three months ended July 31, 2017. The Company believes its gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses decreased by 3% during the three months ended July 31, 2018, as compared to the three months ended July 31, 2017. The $55,130 decrease in total operating expenses is primarily attributable to the following approximate increase in operating expenses:

● Payroll and related expenses of $72,118;

● Depreciation expense of $70,467 due to new fixed asset purchases during the period; and

● Other general and Administration expenses of $29,863.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Advertising, social media and promotional expenses of $21,323 related to a decrease in sales and demos;

●	Stock-based compensation for services rendered by employees and consultants decreased by of $20,405 compared to the prior year;

●	Trade show and travel expense of $23,589 related to decrease in sales;

●	Commission expenses of $22,922 related to increased sales; and

●	Postage and freight of $79,226 due to lower sales this fiscal year.

Other Expense: Other expenses increased by $143,061 to $340,021 for the three months ended July 31, 2018 as compared to $196,960 during the three months ended July 31, 2017. For three months ended July 31, 2018, other expenses consisted of $291,441 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $48,580 of amortization expense related to the debt discount. During the three months ended July 31, 2018, the Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt. For the three months ended July 31, 2017, other expenses consisted of $188,230 in interest expense incurred on the Company’s finance arrangements. In addition, during the three months ended July 31, 2017, the Company recorded $8,730 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Six Months ended July 31, 2018 and 2017

The following table sets forth the summary statements of operations for the six months ended July 31, 2018 and 2017:

	Six Months Ended
	July 31, 2018	July 31, 2017
Sales - Net of Slotting Fees and Discounts	$13,382,824	$12,362,735
Gross Profit	$4,890,536	$4,295,108
Operating Expenses	$(4,207,197)	$(3,732,009)
Other Expenses	$(569,533)	$(398,972)
Net Income	$113,806	$164,127

For the six months ended July 31, 2018 and 2017, the Company reported a net income of $113,806 and $164,127, respectively. The change in net income between the six months ended July 31, 2018 and 2017 was primarily attributable to an increase in sales of 8% offset by an increase in other expenses of approximately 43%.

Sales: Sales, net of slotting fees and discounts increased by approximately 8% to $13,382,824 during the six months ended July 31, 2018, from $12,362,735 during the six months ended July 31, 2017. During the six months ended July 31, 2018, the Company sold into higher volume locations compared to the six months ended July 31, 2017. The Company has sold into approximately 42,300 SKU’s in 12,500 retail and grocery locations at July 31, 2018 as compared to approximately 40,600 SKU’s in 11,900 retail and grocery locations at July 31, 2017. In addition, during the six months ended July 31, 2018, the Company was able to increase its sales through new customers as well as its existing customer base. A merchandising event with one customer during the six months ended July 31, 2018 also contributed to the increase in sales.

Gross Profit: The gross profit margin was 37% for the six months ended July 31, 2018 compared to 35% for the six months ended July 31, 2017. The increase in gross profit margin is attributable to manufacturing efficiencies and cost control. The Company believes its gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses increased by 13% during the six months ended July 31, 2018, as compared to the six months ended July 31, 2017. The $475,188 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising, social media and promotional expenses of $167,240 related to an increase in sales and demos;

●	Payroll and related expenses of $182,535;

●	Postage and freight of $39,030 due to higher sales;

●	Commission expenses of $25,920 related to increased sales; and

●	Depreciation expense of $97,628 due to new fixed asset purchases during the period.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by of $68,337 compared to the prior year.

Other Expense: Other expenses increased by $170,561 to $569,533 for the six months ended July 31, 2018 as compared to $398,972 during the six months ended July 31, 2017. For six months ended July 31, 2018, other expenses consisted of $479,582 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $89,951 of amortization expense related to the debt discount. During the six months ended July 31, 2018, the Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt. For the six months ended July 31, 2017, other expenses consisted of $372,962 in interest expense incurred on the Company’s finance arrangements. In addition, during the six months ended July 31, 2018, the Company recorded $26,010 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2018 compared to January 31, 2018:

	July 31, 2018	January 31, 2018	Increase/(Decrease)
Current Assets	$3,695,322	$4,752,293	$(1,056,971)
Current Liabilities	$7,155,933	$7,655,702	$(499,769)
Working Capital Deficit	$3,460,611	$2,903,409	$557,202

As of July 31, 2018, we had a working capital deficit of $3,460,611 as compared to a working capital deficit of $2,903,409 as of January 31, 2018, an increase of $557,202. The increase in working capital deficit is primarily attributable to a decrease in cash balances of approximately $234,000 and a decrease in accounts receivable of approximately $1,335,000. These amounts were offset by an increase in inventories of $455,300, a decrease in accounts payable and accrued expenses of approximately $395,700, and an approximate $104,000 decrease in the current portion of debt.

Net cash provided by operating activities for the six months ended July 31, 2018 and 2017 was $1,440,447 and $328,168, respectively. The net income for the six months ended July 31, 2018 and 2017 was $113,806 and $164,127, respectively.

Net cash used in all investing activities for the six months ended July 31, 2018 was $903,959 as compared to $765,740 for the six months ended July 31, 2017, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the six months ended July 31, 2018 was $770,778 as compared to $421,004 provided by financing activities for the six months ended July 31, 2017. During the six months ended July 31, 2018, the Company had net borrowings decrease of $708,909 for transactions pursuant to the line of credit in addition to proceeds of $40,000 received from the exercise of options, proceeds of $213,250 from a capital leaseback transaction and proceeds of $300,000 from term loan. These net proceeds were offset by $95,270 and $500,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the six months ended July 31, 2017 the Company had net borrowings of $1,091,006 for transactions pursuant to the line of credit. These decreases were offset by $70,002 and $600,000 paid for repayments on a term loan and repayments of notes payable, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $113,806 and $1,440,447, respectively, for the six months ended July 31, 2018.

Although the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the third quarter of fiscal year ended January 31, 2019, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Subsequent to July 31, 2018, the Company collected a net amount of $2.4 million on outstanding receivables.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2018 and September 10, 2018 the Company issued an aggregate of 112,804 shares of its Common stock as follows:

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 14, 2018	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

