Form 10-Q
period 2018-10-31
MamaMancini's Holdings, Inc.
filed 2018-12-11
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2018

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

As of December 11, 2018, there were 31,866,241 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2018

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2018	January 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$460,089	$581,322
Accounts receivable, net	3,223,311	3,084,715
Inventories	1,004,845	824,276
Prepaid expenses	204,485	261,980
Total current assets	4,892,730	4,752,293

Property and equipment, net	3,044,383	2,499,875

Deposits	20,177	20,177
Total Assets	$7,957,290	$7,272,345

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,763,915	$3,456,918
Line of credit, net	2,206,036	2,688,764
Term loans	315,540	106,938
Capital leases payable	53,730	-
Notes payable – related party	109,844	-
Notes payable – net	1,530,625	1,403,082
Total current liabilities	7,979,690	7,655,702

Term loans - net of current	568,920	651,677
Capital leases payable – net of current	173,177	-
Note payable - net of current	-	250,000
Notes payable - related party	532,000	649,656
Total long-term liabilities	1,274,097	1,551,333

Total Liabilities	9,253,787	9,207,035

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2018 and January 31, 2018, 0 and 23,400 shares outstanding as of October 31, 2018 and January 31, 2018	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,866,241 and 31,753,437 shares issued and outstanding as of October 31, 2018 and January 31, 2018, respectively	320	319
Additional paid in capital	16,512,832	16,344,794
Accumulated deficit	(17,660,149)	(18,130,303)
Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(1,296,497)	(1,934,690)
Total Liabilities and Stockholders’ Deficit	$7,957,290	$7,272,345

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2018	2017	2018	2017

Sales-net of slotting fees and discounts	$8,242,847	$7,351,355	$21,625,671	$19,714,090

Costs of Sales	5,555,359	4,979,504	14,047,647	13,047,131

Gross profit	2,687,488	2,371,851	7,578,024	6,666,959

Operating expenses:
Research and development	31,628	10,316	98,807	77,647
General and administrative	2,119,751	2,103,081	6,259,769	5,767,759
Total operating expenses	2,151,379	2,113,397	6,358,576	5,845,406

Income from operations	536,109	258,454	1,219,448	821,553

Other expenses
Interest expense	(159,688)	(198,662)	(648,969)	(571,584)
Amortization of debt discount	(20,073)	(30,447)	(100,325)	(56,457)
Total other expenses	(179,761)	(229,109)	(749,294)	(628,041)

Net income	356,348	29,345	470,154	193,512

Less: preferred dividends	-	-	-	(91,565)

Net income available to common stockholders	$356,348	$29,345	$470,154	$101,947

Net income per common share - basic	$0.01	$0.00	$0.01	$0.00
Net income per common share - diluted	$0.01	$0.00	$0.01	$0.00
Weighted average common shares outstanding – basic	31,866,241	31,503,665	31,836,178	29,152,736
Weighted average common shares outstanding – diluted	32,489,369	33,283,110	32,459,307	30,932,181

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from February 1, 2018 through October 31, 2018

(unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	128,039	-	128,039

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	-

Net income	-	-	-	-	-	-	-	470,154	470,154
Balance, October 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,512,832	$(17,660,149)	$(1,296,497)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	October 31, 2018	October 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$470,154	$193,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	511,878	368,604
Amortization of debt discount	100,325	56,457
Share-based compensation	128,039	229,400
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(138,596)	(1,041,370)
Inventories	(180,569)	(288,175)
Prepaid expenses	57,495	56,806
Increase (Decrease) in:
Accounts payable and accrued expenses	699,699	1,604,562
Net Cash Provided by Operating Activities	1,648,425	1,179,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,026,386)	(1,411,786)
Net Cash Used in Investing Activities	(1,026,386)	(1,411,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(7,812)	-
Repayment of term loan	(174,155)	(105,003)
Borrowings from term loan	300,000	251,671
Repayment of note payable	(600,000)	(950,000)
Borrowings (repayments) of line of credit, net	(467,087)	940,775
Proceeds from capital lease	213,250	-
Repayment of capital lease obligations	(16,343)	-
Debt extension fees	(31,125)	-
Proceeds from exercise of options	40,000	-
Net Cash Provided by (Used in) Financing Activities	(743,272)	137,443

Net Decrease in Cash	(121,233)	(94,547)

Cash - Beginning of Period	581,322	670,807

Cash - End of Period	$460,089	$576,260

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$302,034	$535,685

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on note payable reclassified to principal	$392,702	$-
Capital lease asset additions	$30,000	$-
Stock issued for Series A Preferred dividends	$-	$91,565
Debt issuance costs included in principal balance of note	$-	$52,236

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2018

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2018 and January 31, 2018.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of October 31, 2018 and January 31, 2018, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2018 and January 31, 2018:

	October 31, 2018	January 31, 2018
Raw Materials	$455,923	$486,917
Work in Process	54,303	21,387
Finished goods	494,619	315,972
	$1,004,845	$824,276

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2018 and 2017 were $31,628 and $10,316, respectively. Research and development expenses for the nine months ended October 31, 2018 and 2017 were $98,807 and $77,647, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017
Gross Sales	$21,942,660	$20,055,073
Less: Slotting, Discounts, Allowances	316,989	340,983
Net Sales	$21,625,671	$19,714,090

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2018 and 2017 were $339,987 and $522,823, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2018 and 2017 were $1,246,170 and $1,261,766, respectively.

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

For the three months ended October 31, 2018 and 2017, share-based compensation amounted to $48,876 and $81,901, respectively, relating to options issued to board members, employees and consultants for services rendered.

For the nine months ended October 31, 2018 and 2017, share-based compensation amounted to $128,039 and $229,400, respectively, relating to options issued to board members, employees and consultants for services rendered.

For the nine months ended October 31, 2018 and 2017, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2018	October 31, 2017
Risk-free interest rate	1.99% to 2.78%	1.18% to 1.60%
Expected life of grants	1.95 to 3.0 years	2 to 3.51 years
Expected volatility of underlying stock	101% to 172%	139% to 298%
Dividends	0%	0%

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

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Numerator:
Net income attributable to common stockholders	$356,348	$29,345
Effect of dilutive securities:	-	-

Diluted net income	$356,348	$29,345

Denominator:
Weighted average common shares outstanding - basic	31,866,241	31,503,665
Dilutive securities (a):
Series A Preferred	-	-
Options	156,462	-
Warrants	466,667	1,569,456

Weighted average common shares outstanding and assumed conversion – diluted	32,489,369	33,073,121

Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.01	$0.00

(a) - Anti-dilutive securities excluded:	3,074,904	3,041,001

	For the Nine Months Ended
	October 31, 2018	October 31, 2017
Numerator:
Net income attributable to common stockholders	$470,154	$101,947
Effect of dilutive securities:	-	-

Diluted net income	$470,154	$101,947

Denominator:
Weighted average common shares outstanding - basic	31,836,178	29,152,736
Dilutive securities (a):
Series A Preferred	-	-
Options	156,462	-
Warrants	466,667	1,569,456

Weighted average common shares outstanding and assumed conversion – diluted	32,459,307	30,722,192

Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.01	$0.00

(a) - Anti-dilutive securities excluded:	3,074,904	3,041,001

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard.

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

Note 3 - Property and Equipment:

Property and equipment on October 31, 2018 and January 31, 2018 are as follows:

	October 31, 2018	January 31, 2018
Machinery and Equipment	$2,655,064	$2,431,589
Furniture and Fixtures	81,099	71,969
Leasehold Improvements	2,894,950	2,071,169
	5,631,113	4,574,727
Less: Accumulated Depreciation	2,586,730	2,074,852
	$3,044,383	$2,499,875

During the nine months ended October 31, 2018, leasehold improvements increased by $823,781 in relation to the continued plant expansion in progress since 2017.

Depreciation expense charged to income for the three months ended October 31, 2018 and 2017 amounted to $174,045 and $128,399, respectively. Depreciation expense charged to income for the nine months ended October 31, 2018 and 2017 amounted to $511,878 and $368,604, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2018 and January 31, 2018, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2018 and 2017, the Company generated approximately $40,401 and $29,684 in revenues from MO, respectively. For the nine months ended October 31, 2018 and 2017, the Company generated approximately $81,111 and $62,723 in revenues from MO, respectively.

As of October 31, 2018 and January 31, 2018, the Company had a receivable of $53,608 and $32,869 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended October 31, 2018 and 2017, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the nine months ended October 31, 2018 and 2017, the Company recorded $36,000 in commission expense from WWS, Inc. generated sales.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until February 2019. As of October 31, 2018 and January 31, 2018, the outstanding principal balance of the notes was $109,844 and $117,656, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on February 1, 2020. At October 31, 2018 and January 31, 2018, there was $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on February 1, 2020. At October 31, 2018 and January 31, 2018 and 2017, there was $132,000 of principal outstanding, respectively.

For the three months ended October 31, 2018 and 2017, the Company recorded interest expense of $6,185 and $11,817, respectively, related to the above related party notes payable. For the nine months ended October 31, 2018 and 2017, the Company recorded interest expense of $38,872 and $35,452, respectively, related to the above related party notes payable.

Note 6 - Loan and Security Agreement

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. In June 2018, the line was increased by $300,000. The increase was personally guaranteed by the CEO of the Company. As of October 31, 2018 and January 31, 2018, the outstanding balance on the line of credit was $2,240,490 and $2,702,390, respectively. In May 2018, the agreement was amended to extend the termination date to October 1, 2020.

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

The outstanding balance on the term loans was $884,460 and $758,615 as of October 31, 2018 and January 31, 2018, respectively.

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

There was unamortized debt discount of $0 and $84,841 as of October 31, 2018 and January 31, 2018, respectively.

The outstanding principal net of debt discount at October 31, 2018 and January 31, 2018 was $1,280,625 and $1,403,082, respectively.

On April 29, 2015, the Company entered into a note payable with a bank for $250,000, which was used to pay down and replace a prior note payable. The note bears interest at 3.75%, with interest being due monthly. The note is due in full on the maturity date of April 1, 2019. The note is fully guaranteed by the Company’s Chief Executive Officer. The outstanding balance on the note was $250,000 as of October 31, 2018 and January 31, 2018.

Note 8 – Capital Leases Payable

Capital lease obligations consisted of the following at October 31, 2018:

October 31, 2018

Capital lease obligation to a financing company for a term of four (4) years, collateralized by equipment, with interest at 7.5% per annum, with principal and interest due and payable in monthly installments of $5,152 and buyout purchase option of $31,988 at end of lease (i)	$200,145

Capital lease obligation to a financing company for a term of five (5) years, collateralized by kitchen equipment, with interest at 5.9% per annum, with principal and interest due and payable in monthly installments of $610 and buyout purchase option of $1 at end of lease	26,762

226,907

Less current maturities	53,730

Capital lease obligation, net of current maturities	$173,177

(i)	In May 2018, the Company executed a sale-leaseback arrangement with an unrelated third party whereby the Company sold its equipment and leased it back for a period of 4 years. Pursuant to the agreement, the Company received gross proceeds of $213,250. This transaction is recorded as a financing transaction with the assets and related financing obligation on the condensed consolidated balance sheet. The lease expires in April 2022 and includes purchase, renewal and return options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the equipment.

Future maturities of all debt and capital leases (including debt discussed above in Notes 5, 6, 7 and 8) are as follows:

For the Twelve Months Ending October 31,
2019	$4,215,775
2020	866,078
2021	228,859
2022	174,557
2023	4,603
$5,489,872

Note 9- Concentrations

Revenues

During the nine months ended October 31, 2018, the Company earned revenues from one customer representing approximately 52% of gross sales. During the nine months ended October 31, 2017, the Company earned revenues from three customers representing approximately 24%, 12% and 11% of gross sales.

As of October 31, 2018, this customer represented approximately 50% of total gross outstanding receivables, respectively. As of October 31, 2017, these two customers represented approximately 43% and 13% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Deficit

(A) Options

The following is a summary of stock options issued by the Company:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78
Granted	130,000	$0.89
Exercised	(40,000)	$1.00
Forfeited/Cancelled	(257,000)	$-
Outstanding – October 31, 2018	699,000	$0.74
Exercisable – October 31, 2018	516,500	$0.64

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 1.38	699,000	3.00 years	$0.74	516,500	$0.64

At October 31, 2018 the total intrinsic value of options outstanding and exercisable was $122,040 and $122,040, respectively.

For the nine months ended October 31, 2018 and 2017, the Company recognized share-based compensation related to options of an aggregate of $128,039 and $229,400, respectively. At October 31, 2018, unrecognized share-based compensation was $116,163.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06
Granted	-	$-
Exercised	(467,496)	$1.00
Forfeited/Cancelled	(401,905)	$-
Outstanding – October 31, 2018	6,191,998	$1.03
Exercisable – October 31, 2018	6,191,998	$1.03

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	6,191,998	2.08 years	$1.03	6,191,998	$1.03

At October 31, 2018, the total intrinsic value of warrants outstanding and exercisable was $364,000 and $364,000, respectively.

During the nine months ended October 31, 2018, 467,496 warrants were exercised by the warrant holders on a cashless basis. The Company issued 72,804 shares of common stock as a result of this exercise.

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

The Company incurred $105,834 and $98,133 of royalty expenses for the three months ended October 31, 2018 and 2017. The Company incurred $306,690 and $304,324 of royalty expenses for the nine months ended October 31, 2018 and 2017. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

During the nine months ended October 31, 2018, no payments were made to Spartan.

Operating Lease

The Company has a lease for office, manufacturing, and warehouse space in East Rutherford, NJ. The lease expires on March 31, 2024, with a 5-year renewal option. The Company leases additional office space in East Rutherford, NJ. This lease is for a 51-month term expiring on March 31, 2019 with annual payments of $18,847.

Rent expense for the nine months ended October 31, 2018 and 2017 was $213,975 and $216,928, respectively.

Total future minimum payments required under the lease as of October 31, 2018 are as follows:

Twelve Months Ending January 31,
2019 (remaining)	$66,841
2020	201,599
2021	199,757
2022	209,846
2023	211,864
Thereafter	247,174
Total	$1,137,054

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

Results of Operations for the Three Months ended October 31, 2018 and 2017

The following table sets forth the summary statements of operations for the three months ended October 31, 2018 and 2017:

	Three Months Ended
	October 31, 2018	October 31, 2017
Sales - Net of Slotting Fees and Discounts	$8,242,847	$7,351,355
Gross Profit	$2,687,488	$2,371,851
Operating Expenses	$(2,151,379)	$(2,113,397)
Other Expenses	$(179,761)	$(229,109)
Net Income	$356,348	$29,345

For the three months ended October 31, 2018 and 2017, the Company reported a net income of $356,348 and $29,345, respectively. The change in net income between the three months ended October 31, 2018 and 2017 was primarily attributable to an increase in sales of 12%.

Sales: Sales, net of slotting fees and discounts increased by approximately 12% to $8,242,847 during the three months ended October 31, 2018, from $7,351,355 during the three months ended October 31, 2017. The Company has sold into approximately 45,200 SKU’s in 12,600 retail and grocery locations at October 31, 2018 as compared to approximately 43,500 SKU’s in 12,200 retail and grocery locations at October 31, 2017. Sales for the quarter increased due to sales increases with its largest customer.

Gross Profit: The gross profit margin was 33% for the three months ended October 31, 2018 compared to 32% for the three months ended October 31, 2017. During the three months ended October 31, 2018, cost of sales included an increase in depreciation expense of approximately $151,000 (representing approximately 2% of sales) related to the significant plant additions during the period. The Company believes its gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses increased by 2% during the three months ended October 31, 2018, as compared to the three months ended October 31, 2017. The $37,982 increase in total operating expenses is primarily attributable to the following approximate increase in operating expenses:

●	Postage and freight of $105,737 due to higher sales this fiscal year;

●	Payroll and related expenses of $100,099;

●	Insurance expense of $69,097; and

●	Other general and Administration expenses of $65,251.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Advertising, social media and promotional expenses of $190,836 due to a change in customer mix; and

●	Stock-based compensation for services rendered by employees and consultants decreased by $33,025 compared to the prior year

Other Expense: Other expenses decreased by $49,348 to $179,761 for the three months ended October 31, 2018 as compared to $229,109 during the three months ended October 31, 2017. For three months ended October 31, 2018, other expenses consisted of $159,688 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $20,073 of amortization expense related to the debt discount. For the three months ended October 31, 2017, other expenses consisted of $198,662 in interest expense incurred on the Company’s finance arrangements. In addition, during the three months ended October 31, 2017, the Company recorded $30,447 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Nine Months ended October 31, 2018 and 2017

The following table sets forth the summary statements of operations for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended
	October 31, 2018	October 31, 2017
Sales - Net of Slotting Fees and Discounts	$21,625,671	$19,714,090
Gross Profit	$7,578,024	$6,666,959
Operating Expenses	$(6,358,576)	$(5,845,406)
Other Expenses	$(749,294)	$(628,041)
Net Income	$470,154	$193,512

For the nine months ended October 31, 2018 and 2017, the Company reported a net income of $470,154 and $193,512, respectively. The change in net income between the nine months ended October 31, 2018 and 2017 was primarily attributable to an increase in sales of 10% offset by an increase in operating expenses and other expenses of approximately 12% and 24%, respectively.

Sales: Sales, net of slotting fees and discounts increased by approximately 10% to $21,625,671 during the nine months ended October 31, 2018, from $19,714,090 during the nine months ended October 31, 2017. During the nine months ended October 31, 2018, the Company sold into higher volume locations compared to the nine months ended October 31, 2017. The Company has sold into approximately 45,200 SKU’s in 12,600 retail and grocery locations at October 31, 2018 as compared to approximately 43,500 SKU’s in 12,200 retail and grocery locations at October 31, 2017. In addition, during the nine months ended October 31, 2018, the Company was able to increase its sales through new customers as well as its existing customer base. A merchandising event with one customer during the nine months ended October 31, 2018 also contributed to the increase in sales.

Gross Profit: The gross profit margin was 35% for the nine months ended October 31, 2018 compared to 34% for the nine months ended October 31, 2017. The increase in gross profit margin is attributable to manufacturing efficiencies and cost control. During the nine months ended October 31, 2018, cost of sales included an increase in depreciation expense of approximately $151,000 (representing approximately 1% of sales) related to the significant plant additions during the period. The Company believes its gross margin as a percentage of sales will increase in future operating periods due more efficient operations.

Operating Expenses: Operating expenses increased by 9% during the nine months ended October 31, 2018, as compared to the nine months ended October 31, 2017. The $513,170 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Payroll and related expenses of $282,634;

●	Postage and freight of $144,767 due to higher sales this fiscal year;

●	Other general and Administration expenses of $129,521; and

●	Insurance expense of $68,457.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by $101,362 compared to the prior year; and

●	Advertising, social media and promotional expenses of $26,096 related to a change in customer mix.

Other Expense: Other expenses increased by $121,253 to $749,294 for the nine months ended October 31, 2018 as compared to $628,041 during the nine months ended October 31, 2017. For the nine months ended October 31, 2018, other expenses consisted of $648,969 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $100,325 of amortization expense related to the debt discount. During the nine months ended October 31, 2018, the Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt. For the nine months ended October 31, 2017, other expenses consisted of $571,584 in interest expense incurred on the Company’s finance arrangements. In addition, during the nine months ended October 31, 2017, the Company recorded $56,457 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2018 compared to January 31, 2018:

	October 31, 2018	January 31, 2018	Increase/(Decrease)
Current Assets	$4,892,730	$4,752,293	$140,437
Current Liabilities	$7,979,690	$7,655,702	$323,988
Working Capital Deficit	$3,086,960	$2,903,409	$183,551

As of October 31, 2018, we had a working capital deficit of $3,086,960 as compared to a working capital deficit of $2,903,409 as of January 31, 2018, an increase of $183,551. The increase in working capital deficit is primarily attributable to a decrease in cash balances of approximately $121,000, an increase in accounts payable and accrued expenses of approximately $307,000 and an approximate $17,000 increase in the current portion of debt. These amounts were offset by an increase in accounts receivable of $138,600 and an increase in inventories of $181,600.

Net cash provided by operating activities for the nine months ended October 31, 2018 and 2017 was $1,648,425 and $1,179,796, respectively. The net income for the nine months ended October 31, 2018 and 2017 was $470,154 and $193,512, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2018 was $1,026,386 as compared to $1,411,786 for the nine months ended October 31, 2017, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the nine months ended October 31, 2018 was $743,272 as compared to $137,443 provided by financing activities for the nine months ended October 31, 2017. During the nine months ended October 31, 2018, the Company received proceeds of $40,000 received from the exercise of options, proceeds of $213,250 from a capital-leaseback transaction and proceeds of $300,000 from term loan. These net proceeds were offset by $175,155 and $600,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively. During the nine months ended October 31, 2017, the Company had net borrowings of $940,775 and $251,671 for transactions pursuant to the line of credit and the term loan. These decreases were offset by $105,003 and $950,000 paid for repayments on a term loan and repayments of notes payable, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $470,154 and $1,648,425, respectively, for the nine months ended October 31, 2018.

Although the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the fourth quarter of fiscal year ended January 31, 2019, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Subsequent to October 31, 2018, the Company collected a net amount of $3.4 million on outstanding receivables.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2018 and December 11, 2018 the Company issued an aggregate of 112,804 shares of its Common stock as follows:

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 11, 2018	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

