Form 10-K
period 2019-01-31
MamaMancini's Holdings, Inc.
filed 2019-04-23
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Emerging Growth Company [ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2018, based on a closing price of $0.81 was approximately $12,210,023.

As of April 23, 2019, the registrant had 31,866,241 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

Our products are principally sold to supermarkets and mass-market retailers. We currently have 26 different product offerings which are packaged in different sized retail and bulk packages. Our products are principally sold in multiple sections of the supermarket, including: hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the frozen food and fresh meat sections. We sell directly to both food retailers and food distributors.

Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for every day purchases on their web site. QVC is the world’s largest direct to consumer marketer.

During the year ended January 31, 2019, the Company earned revenues from two customers representing approximately 50% and 10% of gross sales. During the year ended January 31, 2018, the Company earned revenues from two customers representing approximately 40% and 10% of gross sales. As of January 31, 2019, three customers represented approximately 44%, 19% and 13% of total gross outstanding receivables, respectively. As of January 31, 2018, two customers represented approximately 43% and 15% of total gross outstanding receivables, respectively. We depend heavily on these customers.

The Company continually reviews its accounts in order to focus on maximum performance, and as a result periodically eliminates under-performing accounts.

Industry Overview

Our products are considered specialty prepared foods, in that they are all natural, taste great, are authentic Italian and are made with high quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including frozen, deli- prepared foods, and the specialty meat segment of the meat department.

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our products are founded upon Anna “Mama” Mancini’s old-world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all-natural ingredients at an affordable price. Typical retail prices for 16 oz. packages ranges from $4.99 to $7.99, and $5.99 to $9.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef, turkey, chicken and pork meatballs, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. New items introduced in the last two years include:

Five Cheese Stuffed Beef Meatballs	Antibiotic Free Beef and Turkey Meatballs
Chicken Parmigiana Stuffed Meatballs	Gluten Free Beef and Turkey Meatballs
Chicken Florentine Stuffed Meatballs	Cocktail Beef and Turkey Meatballs
Mozzarella Stuffed Beef and Turkey Meatballs	Beef and Turkey Original Meat Loaves
Ravioli Lasagna Vegetarian Meatballs	Sausage and Sauce Sausage, Peppers, Onions and Sauce
Stuffed Pepper Filling	Chicken Parmesan
Orchiette Pasta and Sauce	Pasta Bowls
Sunday Dinner Beef Meatballs and Sausage

Sales/Brokers

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all-natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

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

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 16 oz. packages range from $5.99 to $9.99, and $5.99 to $9.99 per pound for prepared food products sold to delis or hot bars. Increases in raw materials costs, among other factors, may lead to us consider price increases in the future.

Suppliers/Manufacturers

As of January 31, 2019, approximately 90% of our products are internally produced by the Company’s wholly-owned subsidiary, Joseph Epstein Food Enterprises, Inc (“JEFE”). Approximately 10% are manufactured on an outsourced basis. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

Sales/Brokers

Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large food distributors.

The Company increased its sales management efforts with the result that the Company is now actively soliciting business with almost every major retail supermarket chain in the country. MamaMancini’s products are currently sold nationwide, with its greatest concentration in the Northeast and Southeast. In April 2019, the Company initiated a major sales effort into the food service, convenience store, export and special projects areas.

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

Investments - Meatball Obsession

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was written down to $0 due to losses incurred by MO. The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2019 and 2018, the Company’s ownership interest in MO was 12% and 12%, respectively. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $15,996 per month. The lease term runs through March 31, 2024 with renewal options through March 31, 2029. In addition, we lease an additional 1,077 square feet of space at 375 Murray Hill Parkway from CLN Associates, LLC for a current rental of $1,817 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2019 and January 31, 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2019	High	Low
First Quarter	$1.47	$1.10
Second Quarter	$1.14	$0.86
Third Quarter	$0.93	$0.65
Fourth Quarter	$0.93	$0.60

Fiscal Year Ended January 31, 2018	High	Low
First Quarter	$0.95	$0.61
Second Quarter	$1.18	$0.85
Third Quarter	$1.19	$0.92
Fourth Quarter	$1.93	$1.04

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 23, 2019 a total of 31,866,241 shares of the Company’s common stock are currently outstanding held by approximately 110 shareholders of record. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Recent Sales of Unregistered Securities

During the period between February 1, 2018 and January 31, 2019, the Company issued an aggregate of 112,804 shares of its Common stock. 72,804 of these shares were issued on the cashless exercise of certain Warrants and 40,000 shares were issued on the exercise of certain stock options by directors of the Company. These shares were all issued under an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. There were no other sales of unregistered securities not already reported on the Company’s quarterly filings on Form 10-Q or on a Current Report on Form 8-K.

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

Results of Operations for the Year ended January 31, 2019 and 2018

The following table sets forth the summary statements of operations for the year ended January 31, 2019 and 2018:

	Year Ended
	January 31, 2019	January 31, 2018
Sales - Net of Slotting Fees and Discounts	$28,522,112	$27,543,335
Gross Profit	$9,990,434	$9,260,675
Operating Expenses	$(8,425,370)	$(8,197,533)
Other Expenses	$(1,015,016)	$(743,402)
Net Income	$550,048	$319,740

For the year ended January 31, 2019 and 2018, the Company reported a net income of $550,048 and $319,740, respectively. The change in net income between the year ended January 31, 2019 and 2018 was primarily attributable to an increase in sales of 4%.

Sales: Sales, net of slotting fees and discounts increased by approximately 4% to $28,522,112 during the year ended January 31, 2019, from $27,543,335 during the year ended January 31, 2018. During the year ended January 31, 2019, the Company was able to increase its sales through new customers as well as its existing customer base. A merchandising event with one customer during the year ended January 31, 2019 also contributed to the increase in sales.

Gross Profit: The gross profit margin was 35% for the year ended January 31, 2019 compared to 34% for the year ended January 31, 2018. The increase in gross profit margin is attributable to manufacturing efficiencies and cost control. During the year ended January 31, 2019, cost of sales included an increase in depreciation expense of approximately $300,000 (representing approximately 1% of sales) related to the significant plant additions during the period. The Company believes its gross margin as a percentage of sales will increase in future operating periods due to more efficient operations.

Operating Expenses: Operating expenses increased by 3% during the year ended January 31, 2019, as compared to the year ended January 31, 2018. The increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Payroll and related expenses of $160,199;

●	Postage and freight of $290,302 due to higher charges from freight carriers; and

●	Director fees of $33,992.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by $46,247 compared to the prior year; and

●	Advertising, social media and promotional expenses of $44,491 related to a change in customer mix.

Other Expense: Other expenses increased by $271,614 to $1,015,016 for the year ended January 31, 2019 as compared to $743,402 during the year ended January 31, 2018. For year ended January 31, 2019, other expenses consisted of $881,702 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $133,314 of amortization expense related to the debt discount. For the year ended January 31, 2018, other expenses consisted of $679,974 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $63,428 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2019 compared to January 31, 2018:

	January 31, 2019	January 31, 2018	Increase/(Decrease)
Current Assets	$4,859,549	$4,752,293	$107,256
Current Liabilities	$3,615,662	$7,655,702	$(4,040,040)
Working Capital (Deficit)	$1,243,887	$(2,903,409)	$4,147,296

As of January 31, 2019, we had working capital of $1,243,887 as compared to a working capital deficit of $2,903,409 as of January 31, 2018, an increase of $4,147,296. The increase in working capital deficit is primarily attributable to an increase in cash balances of approximately $28,100, an increase in inventories of $572,100, a decrease in accounts payable and accrued expenses of approximately $395,000 and an approximate $3,645,000 decrease in the current portion of debt. These amounts were offset by a decrease in accounts receivable of $386,200 and a decrease in prepaid expenses of $106,800.

Net cash provided by operating activities for the year ended January 31, 2019 and 2018 was $1,443,408 and $1,315,500, respectively. The net income for the year ended January 31, 2019 and 2018 was $550,048 and $319,740, respectively.

Net cash used in all investing activities for the year ended January 31, 2019 was $1,033,724 as compared to $1,474,816 for the year ended January 31, 2018, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used by all financing activities for the year ended January 31, 2019 was $381,597 as compared to $69,831 provided by financing activities for the year ended January 31, 2018. During the year ended January 31, 2019, the Company received proceeds of $40,000 received from the exercise of options, proceeds of $213,250 from capital-leaseback transactions and proceeds of $2.8 million from the term loan. These net proceeds were offset by $7,812 of repayments on a related party notes payable, repayment of notes payable totaling $2,130,625, $120,446 for payment of debt issuance costs, net repayments of the line of credit of $90,356, payments of term loan of $1,058,615 and $26,993 paid for capital lease payments. During the year ended January 31, 2018, the Company had net borrowings increase of $1,339,245 and $251,671 for transactions pursuant to the line of credit and term loan, respectively. These borrowings were offset by $146,388 and $1,350,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively.

As reflected in the accompanying consolidated financial statements, the Company has a net income and net cash provided by operations of $550,048 and $1,443,408, respectively, for the year ended January 31, 2019.

Although the continued revenue growth coupled with improved gross margins and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the fiscal year ending January 31, 2020, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. table to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

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

When computing fair value of share-based payments, the Company has considered the following variables:

●	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

●	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.

●	The term is the life of the grant.

●	The expected volatility was estimated using the historical volatilities of the Company’s common stock.

●	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance.

The Company adopted this guidance and related amendments as of the first quarter of fiscal 2019, applying the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements. In addition, the adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

The Company’s sales predominantly are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. Under the new revenue guidance, the Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the consolidated statement of operations.

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

There are no reportable events under this item for the year ended January 31, 2019.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2019, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2019 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to January 31, 2019, we intend to continue to undertake the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 23, 2019.

Name	Age	Position

Carl Wolf	75	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	50	President and Director

Lawrence Morgenstein	68	Chief Financial Officer

Steven Burns	58	Director

Alfred D’Agostino	65	Director

Thomas Toto	64	Director

Dean Janeway	75	Director

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

Lawrence Morgenstein has been Chief Financial Officer of the Company since April 1, 2018. He has been previously employed as Controller for Emerging Power, Inc. from July 7, 2016 through January 12, 2018. He was also employed by Elaut USA, Inc. from April 4, 2013 through July 3, 2016. He was controller of Mama Mia Produce from March 2010 to April 2013. Mr. Morgenstein was Corporate Controller & VP of Finance. Mr. Morgenstein holds a BS in Economics from Rider University in 1972. He further holds an MBA from Rutgers University GSB in 1976.

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

Mr. Janeway received his B.A. in Marketing from Rutgers University, and his M.B.A from Wharton School of Business, University of Pennsylvania.

Family Relationships

Mr. Matthew Brown, our Chief Operating Officer, is the son-in-law of Mr. Carl Wolf, our Chief Executive Officer.

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

Our Compensation Committee consists of Mr. D’Agostino, and Mr. Janeway. Mr. D’Agostino serves as the Chairman of our Compensation Committee.

Nominating/Corporate Governance Committee

The Nominating/Corporate Governance Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibilities to identify individuals who are qualified to become directors of the Company, consistent with criteria approved by the Board, and make recommendations to the Board of nominees, including Stockholder Nominees (nominees whether by appointment or election at the Annual Meeting of Stockholders) to serve as a directors of the Company. To fulfill its purpose, the responsibilities and duties of the Nominating/Corporate Governance Committee are as follows:

●	Evaluate, in consultation with the Chairman of the Board and Chief Executive Officer (“CEO”), the current composition, size, role and functions of the Board and its committees to oversee successfully the business and affairs of the Company in a manner consistent with the Company’s Corporate Governance Guidelines, and make recommendations to the Board for approval.

●	Determine, in consultation with the Chairman of the Board and CEO, director selection criteria consistent with the Company’s Corporate Governance Guidelines and conduct searches for prospective directors whose skills and attributes reflect these criteria.

●	Assist in identifying, interviewing and recruiting candidates for the Board.

●	Evaluate, in consultation with the Chairman of the Board and CEO, nominees, including nominees nominated by stockholders in accordance with the provisions of the Company’s Bylaws, and recommend nominees for election to the Board or to fill vacancies on the Board.

●	Before recommending an incumbent, replacement or additional director, review his or her qualifications, including capability, availability to serve, conflicts of interest, and other relevant factors.

●	Evaluate, in consultation with the Chairman of the Board and CEO and make recommendations to the Board concerning the appointment of directors to Board committees and the selection of the Chairman of the Board and the Board committee chairs consistent with the Company’s Corporate Governance Guidelines.

●	Determine the methods and execution of the annual evaluations of the Board’s and each Board committee’s effectiveness and support the annual performance evaluation process.

●	Evaluate and make recommendations to the Board regarding director retirements, director re-nominations and directors’ changes in circumstances in accordance with the Company’s Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding policies relating to directors’ compensation, consistent with the Company’s Corporate Governance Guidelines.

●	As set forth herein, monitor compliance with, and at least annually evaluate and make recommendations to the Board regarding, the Company’s Corporate Governance Guidelines and overall corporate governance of the Company.

●	Assist the Board and the Company’s officers in ensuring compliance with an implementation of the Company’s Corporate Governance Guidelines.

●	Develop and implement continuing education programs for all directors, including orientation and training programs for new directors.

●	Annually evaluate and make recommendations to the Board regarding the Committee’s performance and adequacy of this Charter.

●	Review the Code of Ethics periodically and propose changes thereto to the Board, if appropriate.

●	Review requests from outside the Committee for any waiver or amendment of the Company’s Code of Business Conduct and Ethics and recommend to the Board whether a particular waiver should be granted or whether a particular amendment should be adopted.

●	Oversee Committee membership and qualifications and the performance of members of the Board.

●	Review and recommend changes in (i) the structure and operations of Board Committees, and (ii) Committee reporting to the Board.

●	Make recommendations annually to the Board as to the independence of directors under the Corporate Governance Guidelines.

●	Review and make recommendations to the Board regarding the position the Company should take with respect to any proposals submitted by stockholders for approval at any annual or special meeting of stockholders.

●	Regularly report on Committee activities and recommendations to the Board.

●	Perform any other activities consistent with this Charter, the Company’s Certificate of Incorporation and Bylaws, as amended from time to time, the NASDAQ company guide, and any governing law, as the Board considers appropriate and delegates to the Committee.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2019 and January 31, 2018.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2019	$180,500	0	0	0	0	0	0	$180,500
	2018	$160,000	0	0	0	0	0	0	$160,000

Matt Brown
President(2)	2019	$180,000	0	0	0	0	0	0	$180,000
	2018	$186,000	0	0	0	0	0	0	$186,000

Lawrence Morgenstein CFO(3)	2019	$130,000	0	0	28,332	0	0	0	$158,332

Lewis Ochs
Former CFO(4)	2019	$33,700	0	0	0	0	0	0	$121,200
	2018	$121,200	0	0	0	0	0	0	$121,200

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.

Mr. Morgenstein was appointed as Chief Financial Officer on April 1, 2018. Upon appointment to this position, Mr. Morgenstein was granted 30,000 options to purchase common stock. The options had a grant date fair value of $28,332.

4.	Mr. Ochs resigned on April 1, 2018.

2019 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

						Number	Number of	Number	Payout
			Equity			of	Shares	of	Value of
			Incentive			Shares	or	Unearned	Unearned
			Plan			or Units	Units	Shares,	Shares,
			Awards:			of Stock	of	Units or	Units or
	Number of	Number of	Number of			That	Stock	Other	Other
	Securities	Securities	Securities			Have	That	Rights	Rights
	Underlying	Underlying	Underlying	Option		Not	Have	That	That
	Unexercised	Unexercised	Unexercised	Exercise	Option	Vested	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Price	Expiration	(#)	Vested	Vested	Vested
	Exercisable	Unexercisable	Options (#)	($)	Date	(g)	($)	(#)	(#)
Name (a)	(b)	(c)	(d)	(e)	(f)	(9)	(h)	(i)	(j)
Carl Wolf
Chief Executive Officer(1)	0	0	0	0

Matthew Brown
President(2)	0	0	0	0

Steven Burns
Director(3)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	6,250	18,750	0	$0.80	9/3/2023

Alfred D’Agostino
Director(4)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	6,250	18,750	0	$0.80	9/3/2023

Thomas Toto
Director(5)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	6,250	18,750	0	$0.80	9/3/2023

Dean Janeway
Director(6)	25,000	0	0	$1.05	6/27/2022
	6,250	18,750	0	$0.80	9/3/2023

Lawrence Morgenstein(7)
Chief Financial Officer	7,500	22,500	0	$1.21	9/30/2023

Brent Smith(8)	8,000	4,000	0	$1.38	11/2/2022

Chris Styler(8)	18,000	-	0	$0.60	5/2/2021
	6,666	3,334	0	$1.38	11/2/2022

Dan Mancini(8)	12,000	6,000	0	$0.60	5/2/2021

Emma Rosario(8)	3,000	-	0	$0.60	5/2/2021
	4,000	2,000	0	$1.38	11/2/2022

Eric Felice(8)	12,000	-	0	$0.60	5/2/2021
	16,000	8,000	0	$1.38	11/2/2022

Joe Smith(8)	18,000	-	0	$0.60	5/2/2021
	20,000	10,000	0	$1.38	11/2/2022

John Kaminsky(8)	6,000	-	0	$0.60	5/2/2021
	4,000	2,000	0	$1.38	11/2/2022

Pete de Pasquale(8)	6,000	-	0	$0.60	5/2/2021

Priscilla Goldman(8)	6,000	-	0	$0.60	5/2/2021

Rich Franco(8)	6,000	-	0	$0.60	5/2/2021
	4,000	2,000	0	$1.38	11/2/2022

Scott Shaffer(8)	18,000	-	0	$0.60	5/2/2021
						125,666	$173,419

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6. 7. 8.	Mr. Janeway was appointed as a director on January 24, 2013 Mr. Morgenstein was appointed Chief Financial Officer on April 1, 2018 Non-Management employee

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

In June 2017, each of our directors were granted stock options to purchase 25,000 shares of the Company’s common stock at an exercise of $1.05. All such options vested quarterly over a one-year period and expire 5 years from the date of grant.

In September 2018, each of our directors were granted stock options to purchase 25,000 shares of the Company’s common stock at an exercise of $0.80. All such options vested quarterly over a one-year period and expire 5 years from the date of grant.

There is no formal arrangement with our board of directors for the granting of options. There is no assurance that the Company will continue to issue options to the board of directors or on what terms such issuance would occur. In addition, our Lead Director, Steven Burns was paid $58,000 in cash compensation for the year ended January 31, 2019 for his additional services in that capacity.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending January 31, 2019 and 2018.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2019	$58,000	$0	$0	$17,876	$0	$0	$75,876
Steven Burns (1)	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918

Director	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876
Alfred D’Agostino (2)	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918

Director	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876
Thomas Toto (3)	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918

Director	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876
Dean Janeway (4)	2018	$0	$0	$25,000	$8,918	$0	$0	$33,918

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2019. As compensation for his services, Mr. Wolf’s compensation was increased to $190,000 per year effective November 1, 2017. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2019. As compensation for his services, Mr. Brown receives a base salary of $186,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Lawrence Morgenstein

On April 1, 2018 MamaMancini’s entered into an employment agreement with Lawrence Morgenstein as Chief Financial Officer of MamaMancini’s for an initial term of one year. Unless terminated, Mr. Morgenstein’s employment agreement automatically renews for successive one-year terms. As compensation for his services, Mr. Morgenstein receives a base salary of $125,000 per year and is eligible for a year-end bonus of up to $25,000. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Morgenstein is eligible to receive an annual bonus as determined by the Board. In addition, Mr. Morgenstein was initially granted an option to acquire 30,000 shares of Company Common Stock, vesting 7,500 shares per half year. As part of the agreement, Mr. Morgenstein is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 8, 2019 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders
N/A	—		—
Named Executive Officers and Directors
Carl Wolf	7,426,886	(3)	22.75%
Matthew Brown	5,589,181	(4)	17.48%
Lawrence Morgenstein	7,500	(5)	*
Steven Burns	1,465,893	(6)	4.57%
Alfred D’Agostino	950,751	(7)	2.97%
Thomas Toto	860,693	(8)	2.65%
Dean Janeway	405,586	(9)	1.27%
All executive officers and directors as a group (7 persons)	16,706,490		49.97	%(2)

*Less than 1%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 8, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of the conversion of Series A Preferred shares, exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 23, 2019 (31,866,241 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 482,455 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares. Share total also includes 774,075 shares issuable on the exercise of Warrants.

(4)	5,253,675 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares. Share total includes 107,408 shares issuable on the exercise of Warrants.

(5)	Includes portion of 7,500 stock options which are currently exercisable.

(6)

This amount includes 130,397 shares held by Steven Burns, 10,000 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes 107,407 shares issuable on the exercise of Warrants and options to purchase 81,250 shares of common stock.

(7)

This amount includes 126,938 shares directly held by Alfred D’Agostino, 635,156 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 81,250 shares of common stock.

(8)

This amount includes 679,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes 33,333 shares issuable on the exercise of Warrants and an option to purchase 81,250 shares of common stock.

(9)

This amount includes 201,035 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt Ten. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 81,250 shares of common stock.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 23, 2019, we have 31,866,241 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of April 8, 2019, no shares of Series A Convertible Preferred Stock are issued and outstanding. The Series A Convertible Preferred Stock shares were convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. We have not paid any cash dividends to the holders of our Common Stock. During the fiscal year ended January 31, 2019, no dividends were paid on the Company’s Series A Preferred Stock dividends.

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

Warrants

As of April 23, 2019, there are outstanding warrants to purchase 6,245,331 of our common shares. All of the warrants are exercisable for a term of five years with 14,000 having an exercise price of $2.50 per share (which expire on October 15, 2019), 3,466,664 having an exercise price of $0.675 per share (which expire between June 10, 2020 and November 20, 2020) 80,000 having an exercise price of $1.00 per share (which expire on November 20, 2020) and 2,684,667 having an exercise price of $1.50 per share (which expire on November 20, 2020).

Options

As of April 23, 2019, there outstanding options to purchase 649,000 shares of Company Common Stock. Of this amount, 30,000 options at $1.21 per share expire on March 31, 2021, 200,000 options at $0.39 per share expire on April 13, 2021, 12,000 options at $0.49 per share expire on April 13, 2021, 117,000 options at $0.60 per share expire on May 2, 2021, 100,000 options at $1.05 per share expire on June 27, 2022, 90,000 options at $1.38 per share expire on November 5, 2022 and 100,000 options at $0.80 expire on September 3, 2023.

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

On January 4, 2019, the Manatuck Debenture was fully repaid and retired in lieu of a payment in the amount of $1,199,288.

M&T Bank Facility

Effective, January 4, 2019, the Company arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. The Company also arranged a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new financing replaces the Company’s existing Senior Note from Manatuck Hill Partners (which was due on May 1, 2019) in the amount of approximately $1.2 million; working capital and term loans in the amount of approximately $2.8 million payable to EGC and a $250,000 term loan payable to Valley National Bank. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief executive Officer, Carl Wolf.

The effect of the financing as well as an amendment to certain related party financing to notes maturing January 2024 is to reclassify approximately $3.4 million from short-term liabilities to long-term loans. The Company estimates it initially will be paying a 6.5% per annum interest rate on the new financing, versus an average of over 12.5% per annum on the prior financing it replaces. The Company estimates that it will initially reduce its monthly interest and related fees by approximately $33,000, as well as initially improving its monthly cash flow by $101,000 in interest and related expenses and monthly debt payments.

The Company recorded a one-time charge of $121,500 for termination of its existing loans in the month of January and will also amortize origination fees of $89,000 on the new facility over a 24-month period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Two or our directors, Thomas Toto and Alfred D’Agostino, work for World Wide Sales, Inc. (“World Wide Sales”), a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Mr. D’Agostino is the President of World Wide Sales. Pursuant to an informal arrangement, the Company has agreed to pay World Wide Sales the greater of $4,000 or 3% sales commission on net sales (sales less any promotions, credits, allowance, and short pay) to supermarket chains headquartered in the New York Metropolitan area per month. To date, World Wide Sales has never been paid in excess of $4,000 in any month.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2019 and January 31, 2018, were $40,000 and $40,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2019 and January 31, 2018 were $43,000 and $30,000, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2019 and January 31, 2018 were $7,500 and $7,500, respectively.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: April 23, 2019	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Morgenstein
	Name:	Lawrence Morgenstein
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	April 23, 2019
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	April 23, 2019
Matthew Brown

/s/ Lawrence Morgenstein	Chief Financial Officer	April 23, 2019
Lewis Ochs

/s/ Steven Burns	Director	April 23, 2019
Steven Burns

/s/ Alfred D’Agostino	Director	April 23, 2019
Alfred D’Agostino

/s/ Tom Toto	Director	April 23, 2019
Tom Toto

/s/ Dean Janeway	Director	April 23, 2019
Dean Janeway

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two period ended January 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2011.

Somerset, New Jersey

April 22, 2019

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2019	January 31, 2018
Assets

Current Assets:
Cash	$609,409	$581,322
Accounts receivable, net	2,698,562	3,084,715
Inventories	1,396,400	824,276
Prepaid expenses	155,178	261,980
Total current assets	4,859,549	4,752,293

Property and equipment, net	2,884,594	2,499,875

Deposits	20,177	20,177
Total Assets	$7,764,320	$7,272,345

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,061,932	$3,456,918
Line of credit, net	-	2,688,764
Term loans	500,000	106,938
Capital leases payable	53,730	-
Notes payable – net	-	1,403,082
Total current liabilities	3,615,662	7,655,702

Term loans - net	1,914,401	651,677
Line of credit – net	2,612,034	-
Capital leases payable – net	162,527	-
Note payable - net	-	250,000
Notes payable - related party	641,844	649,656
Total long-term liabilities	5,330,806	1,551,333

Total Liabilities	8,946,468	9,207,035

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2019 and 2018, 0 and 23,400 shares outstanding as of January 31, 2019 and 2018	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,866,241 and 31,753,437 shares issued and outstanding as of January 31, 2019 and 2018, respectively	320	319
Additional paid in capital	16,547,287	16,344,794
Accumulated deficit	(17,580,255)	(18,130,303)
Less: Treasury stock, 230,000 shares, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(1,182,148)	(1,934,690)
Total Liabilities and Stockholders’ Deficit	$7,764,320	$7,272,345

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2019	January 31, 2018

Sales - net of slotting fees and discounts	$28,522,112	$27,543,335

Cost of sales	18,531,678	18,282,660

Gross profit	9,990,434	9,260,675

Operating expenses
Research and development	130,920	138,000
General and administrative	8,294,450	8,059,533
Total operating expenses	8,425,370	8,197,533

Income from operations	1,565,064	1,063,142

Other expenses
Interest	(881,702)	(679,974)
Amortization of debt discount	(133,314)	(63,428)
Total other expenses	(1,015,016)	(743,402)

Net income	550,048	319,740

Less: preferred dividends	-	(91,565)

Net income (loss) available to common stockholders	$550,048	$228,175

Net income (loss) per common share - basic and diluted	$0.02	$0.01

Weighted average common shares outstanding
- basic	31,843,755	29,811,521
- diluted	32,521,821	32,205,577

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Period from February 1, 2017 through January 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2017	23,400	$-	27,810,717	$279	(230,000)	(149,500)	$15,825,029	$(18,358,478)	$(2,682,670)

Common stock issued for services	-	-	225,882	2	-	-	255,498	-	255,500

Stock options issued for services	-	-	-	-	-	-	172,740	-	172,740

Common stock issued for the exercise of warrants	-	-	159,454	2	-	-	(2)	-	-

Series A Preferred dividend issued in common shares	-	-	90,717	1	-	-	91,564	-	91,565

Series A Preferred dividend	-	-	-	-	-	-	-	(91,565)	(91,565)

Conversion of Series A Preferred to common	(23,400)	-	3,466,667	35	-	-	(35)	-	-

Net income	-	-	-	-	-	-	-	319,740	319,740

Balance, January 31, 2018	-	-	31,753,437	319	(230,000)	(149,500)	16,344,794	(18,130,303)	(1,934,690)

Stock options issued for services	-	-	-	-	-	-	162,494	-	162,494

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	-

Net income	-	-	-	-	-	-	-	550,048	550,048
Balance, January 31, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	January 31,2019	January 31,2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,048	$319,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	679,005	538,322
Amortization of debt discount	133,314	63,428
Share-based compensation	162,494	428,240
Changes in operating assets and liabilities:
Accounts receivable	386,153	(1,266,895)
Inventories	(572,124)	(17,653)
Prepaid expenses	106,802	(81,720)
Accounts payable and accrued expenses	(2,284)	1,332,038
Net Cash Provided by Operating Activities	1,443,408	1,315,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,033,724)	(1,474,816)
Net Cash Used in Investing Activities	(1,033,724)	(1,474,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	(7,812)	-
Repayment of term loan	(1,058,615)	(146,388)
Borrowings from term loan	2,800,000	251,671
Repayment of note payable	(2,130625)	(1,350,000)
Borrowings (repayments) of line of credit, net	(90,356)	1,339,245
Proceeds from capital lease	213,250	-
Repayment of capital lease obligations	(26,993)	-
Debt issuance costs	(120,446)	(24,697)
Proceeds from exercise of options	40,000	-
Net Cash Provided by (Used in) Financing Activities	(381,597)	69,831

Net Increase (Decrease) in Cash	28,087	(89,485)

Cash - Beginning of Period	581,322	670,807

Cash - End of Period	$609,409	$581,322

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$638,029	$464,958

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest on note payable reclassified to principal	$392,702	$-
Capital lease asset additions	$30,000	$-
Stock issued for Series A Preferred dividends	$-	$91,565
Debt issuance costs included in principal balance of note	$-	$52,236

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2019

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2019 and 2018.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of January 31, 2019 and 2018, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2019 and 2018:

	January 31, 2019	January 31, 2018
Raw Materials	$556,703	$486,917
Work in Process	38,769	21,387
Finished goods	800,928	315,972
	$1,396,400	$824,276

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2019 and 2018 were $130,920 and $138,000, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as general and administrative expenses.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance.

The Company adopted this guidance and related amendments as of the first quarter of fiscal 2019, applying the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements. In addition, the adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

The Company’s sales predominantly are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. Under the new revenue guidance, the Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the consolidated statement of operations.

The Company promotes its products with advertising, consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the transaction price based on amounts estimated as being due to customers and consumers at the end of a period. The Company derives these estimates principally on historical utilization and redemption rates. The Company does not receive a distinct service in relation to the advertising, consumer incentives and trade promotions.

Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers. The Company generally recognizes the related trade receivable when the goods are shipped.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	Year Ended January 31, 2019	Year Ended January 31, 2018
Gross Sales	$28,952,187	$28,004,078
Less: Slotting, Discounts, Allowances	430,075	460,743
Net Sales	$28,522,112	$27,543,335

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2019 and 2018:

	For the Year Ended
	January 31, 2019	January 31, 2018
Northeast	$8,339,738	$8,719,757
Southeast	8,134,168	7,334,575
Midwest	6,013,536	6,555,607
West	4,135,590	3,669,491
Southwest	2,329,155	1,724,648
Total revenue	$28,952,187	$28,004,078

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years January 31, 2019 and 2018 were $1,729,448 and $1,773,939, respectively.

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

For the years ended January 31, 2019 and 2018, share-based compensation amounted to $162,494 and $428,240, respectively.

For the years ended January 31, 2019 and 2018, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2019	January 31, 2018
Risk-free interest rate	1.99% to 2.78%	1.60% to 1.99%
Expected life of grants	2.0 to 3.0 years	2.0 – 4.0 years
Expected volatility of underlying stock	154% to 172%	139% to 177%
Dividends	0%	0%

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

	For the Years Ended
	January 31, 2019	January 31, 2018
Numerator:
Net income attributable to common stockholders	$550,048	$228,175
Effect of dilutive securities:	—	—

Diluted net income	$550,048	$228,175

Denominator:
Weighted average common shares outstanding - basic	31,843,755	29,811,521
Dilutive securities (a):
Series A Preferred	-	-
Options	136,400	350,694
Warrants	541,666	1,974,648

Weighted average common shares outstanding and assumed conversion – diluted	32,521,821	32,205,577

Basic net income per common share	$0.02	$0.01

Diluted net income per common share	$0.02	$0.01

(a) - Anti-dilutive securities excluded:	3,098,667	3,041,001

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of January 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this guidance at the beginning of its first quarter of fiscal 2020 and plans to utilize the transition option which does not require application of the guidance to comparative periods in the year of adoption. While the Company continues to evaluate this standard and the effect on related disclosures, the primary effect of adoption will be recording right-of-use assets and corresponding lease obligations for current operating leases. The adoption is expected to have a material impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date. Additionally, the Company is in the process of reviewing current accounting policies, changes to business processes, systems and controls to support adoption of the new standard.

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

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company does not believe the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on January 31, 2019 and 2018 are as follows:

	January 31, 2019	January 31, 2018
Machinery and Equipment	$2,662,403	$2,431,589
Furniture and Fixtures	81,099	71,969
Leasehold Improvements	2,894,949	2,071,169
	5,638,451	4,574,727
Less: Accumulated Depreciation	2,753,857	2,074,852
	$2,884,594	$2,499,875

During the year ended January 31, 2019, leasehold improvements increased by $823,780 in relation to the continued plant expansion in progress since 2017.

Depreciation expense charged to income for the years ended January 31, 2019 and 2018 amounted to $679,005 and $538,322, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2019 and 2018, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the years ended January 31, 2019 and 2018, the Company generated approximately $106,596 and $104,081 in revenues from MO, respectively.

As of January 31, 2019 and 2018, the Company had a receivable of $57,374 and $32,869 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the years ended January 31, 2019 and 2018, the Company recorded $59,000 and $24,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of January 31, 2019 and 2018, the outstanding principal balance of the notes was $109,844 and $117,656, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At January 31, 2019 and 2018, there was $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At January 31, 2019 and 2018, there was $132,000 of principal outstanding, respectively.

For the years ended January 31, 2019 and 2018, the Company recorded interest expense of $45,150 and $47,266, respectively, related to the above related party notes payable. As of January 31, 2019 and 2018, the Company accrued interest on the related party notes totaling $48,141 and $11,422, respectively.

Note 6 - Loan and Security Agreement

Entrepreneur Growth Capital, LLC

On September 3, 2014, the Company entered into a Loan and Security Agreement (“Loan and Security Agreement”) with Entrepreneur Growth Capital, LLC (“EGC”) which contains a line of credit. In September 2016, the agreement was amended and the total facility increased to an aggregate principal amount of up to $3,200,000. In May 2018, the agreement was amended to extend the termination date to October 1, 2020. In June 2018, the line was increased by $300,000. The increase was personally guaranteed by the CEO of the Company. As of January 31, 2019 and 2018, the outstanding balance on the line of credit was $0 and $2,702,390, respectively. As noted below, the loan was paid off upon execution of the M&T Bank agreement.

On September 3, 2014, the Company also entered into a 5-year $600,000 Secured Promissory Note (“EGC Note”) with EGC. In September 2016, the ECG Note was increased to $700,000 with an extended maturity date of September 30, 2021. The amended EGC Note was payable in 60 monthly installments of $11,667. The EGC Note was further amended in October 2017 to increase the note to $800,000 with principal payments of $13,795. The EGC Note bore interest at the prime rate plus 4.0% and was payable monthly, in arrears. In the event of default, the Company would pay 10% above the stated rates of interest per the Loan and Security Agreement. The EGC Note was secured by all of the assets of the Company. As of January 31, 2019 and 2018, the outstanding balance on the note was $0 and $758,615, respectively. As noted below, the loan was paid off upon execution of the M&T Bank agreement.

Effective June 6, 2018, the Company executed a Secured Promissory Note with EGC which provided for $300,000 in financing with a maturity date of June 1, 2020. The Note required 24 monthly payments of $12,500 together with interest on the outstanding balance at four percent (4%) over the applicable prime rate. As noted below, the loan was paid off upon execution of the M&T Bank agreement.

The Company recorded a one-time charge of $121,500 for termination of its existing loans in the month of January 2019.

M&T Bank

Effective, January 4, 2019, the Company also entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $85,599 as of January 31, 2019. The outstanding balance on the term loan was $2,500,000 as of January 31, 2019.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,612,034 as of January 31, 2019.

Note 7 – Notes Payable

On December 19, 2014, the Company entered into a securities purchase agreement (the “Manatuck Purchase Agreement”) with Manatuck Hill Partners, LLC (“Manatuck”) whereby the Company issued a convertible redeemable debenture (the “Manatuck Debenture”) in favor of Manatuck. Subsequent to issuance, the note was amended to extend the maturity date and also remove the convertible feature of the note. On January 22, 2018, the Company further extended the maturity date to November 1, 2018.

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

There was unamortized debt discount of $0 and $84,841 as of January 31, 2019 and 2018, respectively.

The outstanding principal at January 31, 2019 and 2018 was $0 and $1,487,923, respectively.

On April 29, 2015, the Company entered into a note payable with a bank for $250,000, which was used to pay down and replace a prior note payable. The note bore interest at 3.75%, with interest being due monthly. The note was due in full on the maturity date of April 1, 2019. The note was fully guaranteed by the Company’s Chief Executive Officer. As noted above, the Company completed a financing on January 4, 2019 upon which time this note was fully satisfied. The outstanding balance on the note was $0 and $250,000 as of January 31, 2019 and 2018, respectively.

Note 8 – Capital Leases Payable

Capital lease obligations consisted of the following at January 31, 2019:

January 31, 2019

Capital lease obligation to a financing company for a term of four (4) years, collateralized by equipment, with interest at 7.5% per annum, with principal and interest due and payable in monthly installments of $5,152 and buyout purchase option of $31,988 at end of lease (i)	$189,264

Capital lease obligation to a financing company for a term of five (5) years, collateralized by kitchen equipment, with interest at 5.9% per annum, with principal and interest due and payable in monthly installments of $610 and buyout purchase option of $1 at end of lease	26,993

216,257

Less current maturities	53,730

Capital lease obligations, net of current maturities	$162,527

(i)

In May 2018, the Company executed a sale-leaseback arrangement with an unrelated third party whereby the Company sold its equipment and leased it back for a period of 4 years. Pursuant to the agreement, the Company received gross proceeds of $213,250. This transaction is recorded as a financing transaction with the assets and related financing obligation on the consolidated balance sheet. The lease expires in April 2022 and includes purchase, renewal and return options and certain default provisions requiring the Company to perform repairs and maintenance, make timely rent payments and insure the equipment.

Future maturities of all debt and capital leases (excluding debt discount discussed above in Notes 5, 6, 7 and 8) are as follows:

For the Years Ending January 31,
2020	$553,730
2021	3,171,983
2022	564,489
2023	521,833
2024	1,158,099
Thereafter	-
$5,970,134

The cost basis and accumulated depreciation of the capitalized equipment at January 31, 2019 was $273,844 and $45,296, respectively. Depreciation associated with these capital lease arrangements is included in cost of sales on the consolidated statement of operations.

Note 9 - Concentrations

Revenues

During the year ended January 31, 2019, the Company earned revenues from two customers representing approximately 50% and 10% of gross sales. During the year ended January 31, 2018, the Company earned revenues from two customers representing approximately 40% and 10% of gross sales. As of January 31, 2019, three customers represented approximately 44%, 19% and 13% of total gross outstanding receivables, respectively. As of January 31, 2018, two customers represented approximately 43% and 15% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Deficit

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

During the year ended January 31, 2018, the Company issued 90,717 shares of its common stock to the holders of the Series A Preferred stockholders for the dividends in arrears totaling $91,565.

During the year ended January 31, 2018, the Company issued 225,882 shares of its common stock to employees and consultants for services rendered of $255,500.

(C) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price

Outstanding – January 31, 2017	881,404	$0.78
Exercisable – January 31, 2017	799,404	$0.78
Granted	239,000	$1.21
Exercised	-	$-
Forfeited/Cancelled	(254,404)	$1.05
Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78
Granted	130,000	$0.89
Exercised	(40,000)	$1.00
Forfeited/Cancelled	(307,000)	$0.98
Outstanding – January 31, 2019	649,000	$0.77
Exercisable – January 31, 2019	521,500	$0.71

		Options Outstanding			Options Exercisable
Exercise Price		Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$	0.39 – 2.97	649,000	2.84 years	$0.77	521,500	$0.71

At January 31, 2019 the total intrinsic value of options outstanding and exercisable was $109,120 and $109,120, respectively.

During the year ended January 31, 2019, 40,000 options were exercised by the option holders. The Company issued 40,000 shares of common stock as a result of this exercise and received proceeds of $40,000.

For the years ended January 31, 2019 and 2018, the Company recognized share-based compensation related to options of an aggregate of $162,494 and $172,740, respectively. At January 31, 2019, unrecognized share-based compensation was $40,778.

(D) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2017	7,425,865	$1.06
Exercisable – January 31, 2017	7,425,865	$1.06
Granted	-	$-
Exercised	(364,466)	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06
Granted	-	$-
Exercised	(482,734)	$1.00
Forfeited/Cancelled	(333,334)	$1.50
Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	6,245,331	1.83 years	$1.04	6,245,331	$1.04

At January 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $433,333 and $433,333, respectively.

During the year ended January 31, 2019, 482,734 warrants were exercised by the warrant holders on a cashless basis. The Company issued 72,804 shares of common stock as a result of this exercise.

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

The Company incurred $413,497 and $429,934 of royalty expenses for the years ended January 31, 2019 and 2018. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

During the years ended January 31, 2019 and 2018, no payments were made to Spartan.

Operating Lease

The Company has a lease for office, manufacturing, and warehouse space in East Rutherford, NJ. The lease expires on March 31, 2024 with renewal options through March 2029. The Company leases additional office space in East Rutherford, NJ. This lease is for a 51-month term expiring on March 31, 2019 which was extended through March 2022.

Rent expense for the years ended January 31, 2019 and 2018 was $279,799 and $297,339, respectively.

Total future minimum payments required under the lease as of January 31, 2019 are as follows:

Years Ending January 31,
2020	$218,203
2021	219,682
2022	229,771
2023	215,184
2024	211,864
Thereafter	35,311
Total	$1,130,015

Note 12 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2019	January 31, 2018
Federal
Current	$-	$-
Deferred	(383,948)	(2,188,418)
State and Local
Current
Deferred	-	-
Change in valuation allowance	383,948	2,188,418
Income tax provision (benefit)	$-	$-

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

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $10.8 million and $11.1 million at January 31, 2019 and 2018, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $10.0 million and $10.9 million at January 31, 2019 and 2018, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended January 31, 2019 and 2018, the change in the valuation allowance was $383,948 and $2,188,418, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2019 and 2018, respectively. As of January 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2019	Year Ended January 31, 2018

Net operating loss carryovers	$2,780,110	$3,252,384

Total deferred tax assets	2,780,110	3,252,384
Valuation allowance	(2,813,148)	(3,183,275)
Deferred tax asset, net of valuation allowance	(33,038)	69,109

Deferred Tax Liabilities
Other deferred tax liabilities	33,038	(69,109)
Total deferred tax liabilities	$33,038	$(69,109)
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2019	Year Ended January 31, 2018

US Federal statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(8.98)	(5.94)
Deferred tax adjustment	(4.26)	-
Change in valuation allowance	30.52	27.03
Other permanent differences	(3.72)	(0.09)
Income tax provision (benefit)	-%	-%

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

