Form 10-Q
period 2019-04-30
MamaMancini's Holdings, Inc.
filed 2019-06-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2019

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

As of June 14, 2019, there were 31,866,241 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2019	January 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$686,505	$609,409
Accounts receivable, net	2,335,516	2,698,562
Inventories	1,459,984	1,396,400
Prepaid expenses	253,829	155,178
Total current assets	4,735,834	4,859,549

Property and equipment, net	3,001,092	2,884,594

Operating lease right of use assets, net	1,589,172	-

Deposits	20,177	20,177
Total Assets	$9,346,275	$7,764,320

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$2,974,521	$3,061,932
Term loan	500,000	500,000
Operating lease liability	91,038	-
Finance leases payable	55,850	53,730
Total current liabilities	3,621,409	3,615,662

Term loan – net	1,596,688	1,914,401
Line of credit – net	2,596,169	2,612,034
Operating lease liability – net	1,498,941	-
Finance leases payable – net	200,449	162,527
Notes payable - related party	641,844	641,844
Total long-term liabilities	6,534,091	5,330,806

Total Liabilities	10,155,500	8,946,468

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2019 and January 31, 2019, 0 and 0 shares outstanding as of April 30, 2019 and January 31, 2019	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,866,241 shares issued and outstanding as of April 30, 2019 and January 31, 2019	320	320
Additional paid in capital	16,564,544	16,547,287
Accumulated deficit	(17,224,589)	(17,580,255)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(809,225)	(1,182,148)
Total Liabilities and Stockholders’ Deficit	$9,346,275	$7,764,320

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	April 30, 2019	April 30, 2018

Sales - net of slotting fees and discounts	$7,364,824	$7,741,994

Cost of sales	4,933,770	4,913,448

Gross profit	2,371,054	2,828,546

Operating expenses
Research and development	25,326	30,096
General and administrative	1,866,162	2,244,937
Total operating expenses	1,891,488	2,275,033

Income from operations	479,566	553,513

Other expenses
Interest	(116,612)	(188,141)
Amortization of debt discount	(7,288)	(41,371)
Total other expenses	(123,900)	(229,512)

Net income	355,666	324,001

Less: preferred dividends	-	-

Net income available to common stockholders	$355,666	$324,001

Net income per common share - basic and diluted	$0.01	$0.01

Weighted average common shares outstanding
- basic	31,866,240	31,780,111
- diluted	32,098,426	34,655,399

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

For the Period from February 1, 2019 through April 30, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

Stock options issued for services	-	-	-	-	-	-	17,257	-	17,257

Net income	-	-	-	-	-	-	-	355,666	355,666
Balance, April 30, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,564,544	$(17,224,589)	$(809,225)

For the Period from February 1, 2018 through April 30, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	42,218	-	42,218

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	30,556	-	-	-	-	-	30,556

Net income	-	-	-	-	-	-	-	324,001	324,001
Balance, April 30, 2018	-	$-	31,823,993	$319	(230,000)	$(149,500)	$16,427,012	$(17,806,302)	$(1,528,471)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	April 30, 2019	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$355,666	$324,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180,485	155,242
Amortization of debt discount	7,288	41,371
Share-based compensation	17,257	42,218
Amortization of right of use assets	10,658	-
Changes in operating assets and liabilities:
Accounts receivable	363,046	(697,253)
Inventories	(63,584)	(298,319)
Prepaid expenses	(98,651)	73,211
Accounts payable and accrued expenses	(87,411)	498,427
Current portion of operating lease liability	(9,851)	-
Net Cash Provided by Operating Activities	674,903	138,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(242,820)	(420,220)
Net Cash Used in Investing Activities	(242,820)	(420,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	-	(300,000)
Borrowings (repayments) of line of credit, net	(15,865)	480,495
Repayment of term loan	(325,001)	(41,385)
Repayment of capital lease obligations	(14,121)	-
Proceeds from exercise of options	-	40,000
Net Cash Provided by (Used in) Financing Activities	(354,987)	179,110

Net Increase (Decrease) in Cash	77,096	(102,212)

Cash - Beginning of Period	609,409	581,322

Cash - End of Period	$686,505	$479,110

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$151,968	$181,204

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$1,599,830	$-
Finance lease asset additions	$54,163	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2019

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2019 filed on April 23, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2019 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s). All inter-company balances and transactions have been eliminated.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2019 and January 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of April 30, 2019 and January 31, 2019, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2019 and January 31, 2019:

	April 30, 2019	January 31, 2019
Raw Materials	$830,981	$556,703
Work in Process	27,496	38,769
Finished goods	601,507	800,928
	$1,459,984	$1,396,400

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

(*) Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $1,599,830 related to the operating lease for office and warehouse space. Results for the three months ended April 30, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 7. Leases for additional disclosures required by ASC 842.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2019 and 2018 were $25,326 and $30,096, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	April 30, 2019	April 30, 2018
Gross Sales	$7,456,956	$7,858,034
Less: Slotting, Discounts, Allowances	92,132	116,040
Net Sales	$7,364,824	$7,741,994

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2019 and 2018:

	For the Three Months Ended
	April 30, 2019	April 30, 2018
Northeast	$2,396,830	$2,365,565
Southeast	1,861,809	1,826,419
Midwest	987,186	1,241,378
West	1,260,184	1,395,325
Southwest	950,947	1,029,347
Total revenue	$7,456,956	$7,858,034

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2019 and 2018 were $342,822 and $515,157, respectively.

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

For the three months ended April 30, 2019 and 2018, share-based compensation amounted to $17,257 and $42,218, respectively.

For the three months ended April 30, 2019 and 2018, when computing fair value of share-based payments, the Company has considered the following variables:

	April 30, 2019	April 30, 2018
Risk-free interest rate	2.29%	1.60% to 1.99%
Expected life of grants	3.5 years	2.0 – 4.0 years
Expected volatility of underlying stock	150%	139% to 177%
Dividends	0%	0%

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

	For the Three Months Ended
	April 30, 2019	April 30, 2018
Numerator:
Net income attributable to common stockholders	$335,666	$324,001
Effect of dilutive securities:	—	—

Diluted net income	$335,666	$324,001

Denominator:
Weighted average common shares outstanding - basic	31,866,240	31,780,111
Dilutive securities (a):
Series A Preferred	-	-
Options	108,854	212,229
Warrants	123,332	2,663,059

Weighted average common shares outstanding and assumed conversion – diluted	32,098,426	34,655,399

Basic net income per common share	$0.01	$0.01

Diluted net income per common share	$0.01	$0.01

(a) - Anti-dilutive securities excluded:	3,106,167	3,079,001

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

The Company is no longer subject to tax examinations by tax authorities for years prior to 2017.

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

Note 3 - Property and Equipment:

Property and equipment on April 30, 2019 and January 31, 2019 are as follows:

	April 30, 2019	January 31, 2019
Machinery and Equipment	$2,941,002	$2,662,403
Furniture and Fixtures	89,627	81,099
Leasehold Improvements	2,904,802	2,894,949
	5,935,431	5,638,451
Less: Accumulated Depreciation	2,934,339	2,753,857
	$3,001,092	$2,884,594

Depreciation expense charged to income for the three months ended April 30, 2019 and 2018 amounted to $180,485 and $155,242, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2019 and January 31, 2019, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2019 and 2018, the Company generated approximately $29,338 and $28,738 in revenues from MO, respectively.

As of April 30, 2019 and January 31, 2019, the Company had a receivable of $48,587 and $57,374 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended April 30, 2019 and 2018, the Company recorded $6,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of April 30, 2019 and January 31, 2019, the outstanding principal balance of the notes was $109,844.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At April 30, 2019 and January 31, 2019, there was $400,000 of principal outstanding.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At April 30, 2019 and January 31, 2019, there was $132,000 of principal outstanding, respectively.

For the three months ended April 30, 2019 and 2018, the Company recorded interest expense of $10,888 and $11,826, respectively, related to the above related party notes payable. At April 30, 2019 and January 31, 2019, there was $2,473 and $48,141 of accrued interest on the above related party notes, respectively.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company also entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $78,311 and $85,599 as of April 30, 2019 and January 31, 2019, respectively. The outstanding balance on the term loan was $2,174,999 and $2,500,000 as of April 30, 2019 and January 31, 2019, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,596,169 and $2,612,034 as of April 30, 2019 and January 31, 2019, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 5 and 6) are as follows:

For the Years Ending April 30,
2020	$500,000
2021	3,096,172
2022	500,004
2023	500,004
2024	816,832
$5,413,012

NOTE 7. LEASES

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s leases consist of leaseholds on office space, manufacturing space and machinery and equipment. The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows:

Three Months Ended April 30, 2019
Finance leases:
Depreciation of assets	16,567
Interest on lease liabilities	7,167
Operating leases	62,991
Short-term lease	2,087
Total net lease cost	$88,812

Supplemental balance sheet information related to leases was as follows:

April 30, 2019
Operating leases:
Operating lease ROU assets	$1,589,172

Current operating lease liabilities, included in current liabilities	$91,038
Noncurrent operating lease liabilities, included in long-term liabilities	1,498,941
Total operating lease liabilities	$1,589,979

Finance leases:
Property and equipment, at cost	$297,416
Accumulated depreciation	73,840
Property and equipment, net	$223,576

Current obligations of finance leases, included in current portion of long-term debt	$55,850
Finance leases, net of current obligations, included in long-term debt	200,449
Total finance lease liabilities	$256,299

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$807
Financing cash flows from finance leases	14,121

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,599,830
Finance leases	54,163

Weighted average remaining lease term (in years):
Operating leases	9.7
Finance leases	3.2

Weighted average discount rate:
Operating leases	6.54%
Finance leases	7.17%

Total future minimum payments required under the lease obligations as of April 30, 2019 are as follows:

Twelve Months Ending April 30,
2020	$306,164
2021	307,166
2022	348,420
2023	228,331
2024	213,007
Thereafter	1,041,663
Total lease payments	$2,444,751
Less: amounts representing interest	(608,887)
Total lease obligations	$1,835,864

Note 9 - Concentrations

Revenues

During the three months ended April 30, 2019, the Company earned revenues from three customers representing approximately 44%, 12% and 10% of gross sales. During the three months ended April 30, 2018, the Company earned revenues from one customer representing approximately 55% of gross sales. As of April 30, 2019, three customers represented approximately 45%, 14% and 12% of total gross outstanding receivables, respectively. As of April 30, 2018, this one customer represented approximately 60% of total gross outstanding receivables.

Note 10 - Stockholders’ Deficit

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2019	649,000	$0.77
Exercisable – January 31, 2019	521,500	$0.71
Granted	7,500	$0.74
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2019	656,500	$0.77
Exercisable – April 30, 2019	556,500	$0.72

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 1.38	656,000	2.62	$0.77	556,500	$0.72

At April 30, 2019 the total intrinsic value of options outstanding and exercisable was $76,187 and $76,187, respectively.

During the three months ended April 30, 2018, 40,000 options were exercised by the option holders. The Company issued 40,000 shares of common stock as a result of this exercise and received proceeds of $40,000. No options were exercised during the three months ended April 30, 2019.

For the three months ended April 30, 2019 and 2018, the Company recognized share-based compensation related to options of an aggregate of $17,257 and $42,218, respectively. At April 30, 2019, unrecognized share-based compensation was $13,708.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2019	6,245,331	$1.04
Exercisable – April 30, 2019	6,245,331	$1.04

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.68 – 2.50	6,245,331	1.58	$1.04	6,245,331	$1.04

At April 30, 2019, the total intrinsic value of warrants outstanding and exercisable was $86,320 and $86,320, respectively.

During the three months ended April 30, 2019, no warrants were exercised by the warrant holders.

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

The Company incurred $116,466 and $129,863 of royalty expenses for the three months ended April 30, 2019 and 2018. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

Results of Operations for the Three Months ended April 30, 2019 and 2018

The following table sets forth the summary statements of operations for the three months ended April 30, 2019 and 2018:

	Three Months Ended
	April 30, 2019	April 30, 2018
Sales - Net of Slotting Fees and Discounts	$7,364,824	$7,741,994
Gross Profit	$2,371,054	$2,828,546
Operating Expenses	$(1,891,488)	$(2,275,033)
Other Expenses	$(123,900)	$(229,512)
Net Income	$355,666	$324,001

For the three months ended April 30, 2019 and 2018, the Company reported a net income of $355,666 and $324,001, respectively. The change in net income between the three months ended April 30, 2019 and 2018 was primarily attributable to lower interest and amortization expenses in 2019.

Sales: Sales, net of slotting fees and discounts decreased by approximately 5% to $7,364,824 during the three months ended April 30, 2019, from $7,741,994 during the three months ended April 30, 2018. During the three months ended April 30, 2019, the Company did not participate in any major merchandising events versus the prior year which resulted in the sales decrease. Also in the prior year period there was 13 ship weeks and in this year, there was 12. Management estimates that this effected sales by about $500,000 during the three months ended April 30, 2019.

Gross Profit: The gross profit margin was 32% for the three months ended April 30, 2019 compared to 37% for the three months ended April 30, 2018. During the three months ended April 30, 2019, cost of sales included an increase in depreciation expense of approximately $179,000 (representing approximately 3% of sales) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix and lower plant efficiencies. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses decreased by 17% during the three months ended April 30, 2019, as compared to the three months ended April 30, 2018. The change in total operating expenses is primarily attributable to the following approximate decreases in operating expenses:

●	Advertising, social media and promotional expenses of $172,335 related to a change in customer mix and lower demo merchandising expenses.

●	Stock-based compensation for services rendered by employees and consultants decreased by $24,961 compared to the prior year; and

2

Other Expense: Other expenses decreased by $105,612 to $123,900 for the three months ended April 30, 2019 as compared to $229,512 during the three months ended April 30, 2018. For three months ended April 30, 2019, other expenses consisted of $116,612 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $7,288 of amortization expense related to the debt discount. For the three months ended April 30, 2018, other expenses consisted of $188,141 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $41,371 of amortization expense related to the debt discount and finance arrangements.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2019 compared to January 31, 2019:

	April 30, 2019	January 31, 2019	Increase/(Decrease)
Current Assets	$4,735,834	$4,859,549	$(123,715)
Current Liabilities	$3,621,409	$3,615,662	$5,747
Working Capital (Deficit)	$1,114,425	$1,243,887	$(129,462)

As of April 30, 2019, we had working capital of $1,114,425 as compared to a working capital deficit of $1,243,887 as of January 31, 2019, a decrease of $129,462. The decrease in working capital deficit is primarily attributable to an increase in cash balances of approximately $77,100, an increase in inventories of $63,600, an increase in prepaid expenses of approximately $98,700 and a decrease in accounts payable and accrued expenses of approximately $87,400. These amounts were offset by a decrease in accounts receivable of $363,000 and an approximate $93,200 increase in the current portion of debt.

Net cash provided by operating activities for the three months ended April 30, 2019 and 2018 was $674,903 and $138,898, respectively. The net income for the three months ended April 30, 2019 and 2018 was $355,666 and $324,001, respectively.

Net cash used in all investing activities for the three months ended April 30, 2019 was $242,820 as compared to $420,220 for the three months ended April 30, 2018, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used by all financing activities for the three months ended April 30, 2019 was $354,987 as compared to $179,110 provided by financing activities for the three months ended April 30, 2018. During the three months ended April 30, 2019, the Company made net repayments of the line of credit of $15,865, payments of term loan of $325,001 and $14,121 paid for capital lease payments. During the three months ended April 30, 2018, the Company had net borrowings increase of $480,495 for transactions pursuant to the line of credit in addition to proceeds of $40,000 received from the exercise of options. These cash in-flows were offset by $41,385 and $300,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $355,666 and $674,903, respectively, for the three months ended April 30, 2019.

Although the expected revenue growth and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the fiscal year ending January 31, 2020, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. table to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

3

Recent Accounting Pronouncements

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

Other than the adoption of FASB ASU 2016-02, “Leases” (Topic 842), there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our January 31, 2019 Annual Report.

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

4

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2019 and June 14, 2019 the Company did not issue any shares of its Common Stock.

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

5

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: June 14, 2019	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

6