Form 10-Q
period 2019-07-31
MamaMancini's Holdings, Inc.
filed 2019-09-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2019

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

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of September 12, 2019, there were 31,991,241 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2019	January 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$635,227	$609,409
Accounts receivable, net	2,711,332	2,698,562
Inventories	1,464,924	1,396,400
Prepaid expenses	379,446	155,178
Total current assets	5,190,929	4,859,549

Property and equipment, net	2,858,233	2,884,594

Operating lease right of use assets, net	1,556,873	-

Deposits	20,177	20,177
Total Assets	$9,626,212	$7,764,320

Liabilities and Stockholders’ Deficit

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,065,435	$3,061,932
Term loan	500,000	500,000
Operating lease liability	124,500	-
Finance leases payable	99,556	53,730
Total current liabilities	3,789,491	3,615,662

Term loan – net	1,118,704	1,914,401
Line of credit – net	2,677,348	2,612,034
Operating lease liability – net	1,432,372	-
Finance leases payable – net	339,654	162,527
Notes payable - related party	641,844	641,844
Total long-term liabilities	6,209,922	5,330,806

Total Liabilities	9,999,413	8,946,468

Commitments and contingencies

Stockholders’ Deficit:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2019 and January 31, 2019, 0 and 0 shares outstanding as of July 31, 2019 and January 31, 2019	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,991,241 and 31,866,241 shares issued and outstanding as of July 31, 2019 and January 31, 2019	321	320
Additional paid in capital	16,642,259	16,547,287
Accumulated deficit	(16,866,281)	(17,580,255)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Deficit	(373,201)	(1,182,148)
Total Liabilities and Stockholders’ Deficit	$9,626,212	$7,764,320

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018

Sales-net of slotting fees and discounts	$8,099,445	$5,640,830	$15,464,269	$13,382,824

Costs of sales	5,408,049	3,578,840	10,401,819	8,492,288

Gross profit	2,691,396	2,061,990	5,062,450	4,890,536

Operating expenses:
Research and development	24,509	37,083	49,835	67,179
General and administrative	2,215,945	1,895,081	4,082,107	4,140,018
Total operating expenses	2,240,454	1,932,164	4,131,942	4,207,197

Income from operations	450,942	129,826	930,508	683,339

Other expenses
Interest	(87,284)	(291,441)	(203,896)	(479,582)
Amortization of debt discount	(5,350)	(48,580)	(12,638)	(89,951)
Total other expenses	(92,634)	(340,021)	(216,534)	(569,533)

Net income (loss)	358,308	(210,195)	713,974	113,806

Less: preferred dividends	-	-	-	-

Net income (loss) available to common stockholders	$358,308	$(210,195)	$713,974	$113,806

Net income (loss) per common share
– basic	$0.01	$(0.01)	$0.02	$0.00
– diluted	$0.01	$(0.01)	$0.02	$0.00

Weighted average common shares outstanding
– basic	31,947,763	31,859,812	31,907,676	31,820,898
– diluted	31,981,806	31,859,812	34,941,719	32,564,932

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

For the Period from May 1, 2019 through July 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,564,544	$(17,224,589)	$(809,225)

Stock options issued for services	-	-	-	-	-	-	5,841	-	5,841

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	358,308	358,308
Balance, July 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

For the Period from May 1, 2018 through July 31, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2018	-	$-	31,823,993	$319	(230,000)	$(149,500)	$16,427,012	$(17,806,302)	$(1,528,471)

Share-based compensation	-	-	-	-	-	-	36,945	-	36,945

Common stock issued for the exercise of warrants	-	-	42,248	1	-	-	(1)	-	-

Net loss	-	-	-	-	-	-	-	(210,195)	(210,195)
Balance, July 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,463,956	$(18,016,497)	$(1,701,721)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

For the Period from February 1, 2019 through July 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

Stock options issued for services	-	-	-	-	-	-	23,098	-	23,098

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	713,974	713,974
Balance, July 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

For the Period from February 1, 2018 through July 31, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	79,163	-	79,163

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	72,804

Net income	-	-	-	-	-	-	-	113,806	113,806
Balance, July 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,463,956	$(18,016,497)	$(1,701,721)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	July 31, 2019	July 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$713,974	$113,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	370,052	337,833
Amortization of debt discount	12,638	89,951
Share-based compensation	29,943	79,163
Amortization of right of use assets	42,958	-
Changes in operating assets and liabilities:
Accounts receivable	(12,770)	1,334,738
Inventories	(68,524)	(455,281)
Prepaid expenses	(159,239)	(56,776)
Accounts payable and accrued expenses	3,503	(2,987)
Current portion of operating lease liability	(42,958)	-
Net Cash Provided by Operating Activities	889,577	1,440,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(89,525)	(903,959)
Net Cash Used in Investing Activities	(89,525)	(903,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable – related party	-	(7,812)
Borrowings from term loan	-	300,000
Repayment of note payable	-	(500,000)
Borrowings (repayments) of line of credit, net	65,314	(708,909)
Proceeds from capital lease	-	213,250
Repayment of term loan	(808,335)	(95,270)
Repayment of capital lease obligations	(31,213)	(12,037)
Proceeds from exercise of options	-	40,000
Net Cash Used in Financing Activities	(774,234)	(770,778)

Net Increase (Decrease) in Cash	25,818	(234,290)

Cash - Beginning of Period	609,409	581,322

Cash - End of Period	$635,227	$347,032

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$253,763	$302,034

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$1,599,830	$-
Finance lease asset additions	$254,166	$30,000
Accrued interest on note payable reclassified to principal	$-	$392,702
Common stock issued for services to be rendered	$71,875	-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2019

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and packed frozen products. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2019 and January 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of July 31, 2019 and January 31, 2019, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2019 and January 31, 2019:

	July 31, 2019	January 31, 2019
Raw Materials	$907,229	$556,703
Work in Process	4,530	38,769
Finished goods	553,165	800,928
	$1,464,924	$1,396,400

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $1,556,873 related to the operating lease for office and warehouse space. Results for the six months ended July 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2019 and 2018 were $24,509 and $37,083, respectively. Research and development expenses for the six months ended July 31, 2019 and 2018 were $49,835 and $67,179, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Six Months Ended
	July 31, 2019	July 31, 2018
Gross Sales	$15,658,081	$13,585,549
Less: Slotting, Discounts, Allowances	193,812	202,725
Net Sales	$15,464,269	$13,382,824

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the six months ended July 31, 2019 and 2018:

	For the Six Months Ended
	July 31, 2019	July 31, 2018
Northeast	$5,219,863	$4,115,947
Southeast	3,681,339	3,052,174
Midwest	2,134,045	2,182,830
West	2,713,142	2,547,803
Southwest	1,909,692	1,686,795
Total revenue	$15,658,081	$13,585,549

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2019 and 2018 were $413,973 and $391,026, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2019 and 2018 were $756,795 and $906,183, respectively.

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

For the three months ended July 31, 2019, share-based compensation amounted to $12,686 relating to shares of common stock and options issued to employees and consultants for services.

For the three months ended July 31, 2018, share-based compensation amounted to $36,945 relating to options issued to employees and consultants for services.

For the six months ended July 31, 2019, share-based compensation amounted to $29,943 relating to shares of common stock and options issued to employees and consultants for services.

For the six months ended July 31, 2018, share-based compensation amounted to $79,163 relating to options issued to employees and consultants for services.

For the six months ended July 31, 2019 and 2018, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2019	July 31, 2018
Risk-free interest rate	1.84 - 2.29%	1.99%
Expected life of grants	3 - 3.5 years	2.0 years
Expected volatility of underlying stock	129 - 150%	172%
Dividends	0%	0%

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

	For the Three Months Ended
	July 31, 2019	July 31, 2018
Numerator:
Net income attributable to common stockholders	$358,308	$(210,195)
Effect of dilutive securities:	—	—

Diluted net income (loss)	$358,308	$(210,195)

Denominator:
Weighted average common shares outstanding - basic	31,947,763	31,859,812
Dilutive securities (a):
Series A Preferred	-	-
Options	34,043	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	31,981,806	31,859,812

Basic net income (loss) per common share	$0.01	$(0.01)

Diluted net income (loss) per common share	$0.01	$(0.01)

(a) - Anti-dilutive securities excluded:	6,777,164	7,216,665

	For the Six Months Ended
	July 31, 2019	July 31, 2018
Numerator:
Net income attributable to common stockholders	$713,974	$113,806
Effect of dilutive securities:	-	-

Diluted net income	$713,974	$113,806

Denominator:
Weighted average common shares outstanding - basic	31,907,676	31,820,898
Dilutive securities (a):
Series A Preferred	-	-
Options	34,043	166,259
Warrants	-	577,775

Weighted average common shares outstanding and assumed conversion – diluted	31,941,719	32,564,932

Basic net income per common share	$0.02	$0.00

Diluted net income per common share	$0.02	$0.00

(a) - Anti-dilutive securities excluded:	6,777,164	3,365,001

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The adoption of the new standard did not have a significant impact on its condensed consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on July 31, 2019 and January 31, 2019 are as follows:

	July 31, 2019	January 31, 2019
Machinery and Equipment	$2,982,294	$2,662,403
Furniture and Fixtures	89,443	81,099
Leasehold Improvements	2,910,402	2,894,949
	5,982,139	5,638,451
Less: Accumulated Depreciation	3,123,906	2,753,857
	$2,858,233	$2,884,594

Depreciation expense charged to income for the three months ended July 31, 2019 and 2018 amounted to $189,567 and $203,591, respectively. Depreciation expense charged to income for the six months ended July 31, 2019 and 2018 amounted to $370,052 and $337,833, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2019 and January 31, 2019, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2019 and 2018, the Company generated approximately $3,911 and $11,972 in revenues from MO, respectively. For the six months ended July 31, 2019 and 2018, the Company generated approximately $33,248 and $40,710 in revenues from MO, respectively.

As of July 31, 2019 and January 31, 2019, the Company had a receivable of $33,497 and $57,374 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended July 31, 2019 and 2018, the Company recorded $8,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the six months ended July 31, 2019 and 2018, the Company recorded $24,000 in commission expense from WWS, Inc. generated sales.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of July 31, 2019 and January 31, 2019, the outstanding principal balance of the notes was $109,844.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At July 31, 2019 and January 31, 2019, there was $400,000 of principal outstanding.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At July 31, 2019 and January 31, 2019, there was $132,000 of principal outstanding, respectively.

For the three months ended July 31, 2019 and 2018, the Company recorded interest expense of $11,881 and $19,601, respectively, related to the above related party notes payable. For the six months ended July 31, 2019 and 2018, the Company recorded interest expense of $22,769 and $32,687, respectively, related to the above related party notes payable. At July 31, 2019 and January 31, 2019, there was $2,485 and $48,141 of accrued interest on the above related party notes, respectively.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company also entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $72,961 and $85,599 as of July 31, 2019 and January 31, 2019, respectively. The outstanding balance on the term loan was $1,691,665 and $2,500,000 as of July 31, 2019 and January 31, 2019, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,677,348 and $2,612,034 as of July 31, 2019 and January 31, 2019, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 5 and 6) are as follows:

For the Years Ending July 31,
2020	$500,000
2021	3,177,351
2022	500,004
2023	191,658
2024	641,844
$5,010,857

Note 7 - Leases

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

The components of lease expense were as follows:

Six Months Ended July 31, 2019
Finance leases:
Depreciation of assets	47,009
Interest on lease liabilities	14,113
Operating leases	132,749
Short-term lease	5,566
Total net lease cost	$199,437

Supplemental balance sheet information related to leases was as follows:

July 31, 2019
Operating leases:
Operating lease ROU assets	$1,556,873

Current operating lease liabilities, included in current liabilities	$124,500
Noncurrent operating lease liabilities, included in long-term liabilities	1,432,372
Total operating lease liabilities	$1,556,872

Finance leases:
Property and equipment, at cost	$510,866
Accumulated depreciation	103,921
Property and equipment, net	$406,945

Current obligations of finance leases, included in current portion of long-term debt	$125,264
Finance leases, net of current obligations, included in long-term debt	313,946
Total finance lease liabilities	$439,210

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,958
Financing cash flows from finance leases	31,213

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,599,830
Finance leases	254,166

Weighted average remaining lease term (in years):
Operating leases	9.0
Finance leases	3.9

Weighted average discount rate:
Operating leases	6.54%
Finance leases	5.85%

Total future minimum payments required under the lease obligations as of July 31, 2019 are as follows:

Twelve Months Ending July 31,
2020	$350,693
2021	354,728
2022	371,686
2023	268,175
2024	252,288
Thereafter	988,697
Total lease payments	$2,586,867
Less: amounts representing interest	(596,061)
Total lease obligations	$1,990,806

Note 9 - Concentrations

Revenues

During the six months ended July 31, 2019, the Company earned revenues from three customers representing approximately 46%, 10% and 10% of gross sales. During the six months ended July 31, 2018, the Company earned revenues from one customer representing approximately 52% of gross sales. As of July 31, 2019, three customers represented approximately 38% 13% and 10% of total gross outstanding receivables, respectively. As of July 31, 2018, this one customer represented approximately 49% of total gross outstanding receivables.

Note 10 - Stockholders’ Deficit

Common Stock

On June 1, 2019, the Company issued 125,000 shares of its common stock to a consultant for services to be rendered. At the date of grant, the shares had a fair value of $71,875 and is included in prepaid expenses on the unaudited condensed consolidated balance sheets. During the three and six months ended July 31, 2019, the Company recorded $6,845 of stock-based compensation related to these shares.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2019	649,000	$0.77
Exercisable – January 31, 2019	521,500	$0.71
Granted	257,500	$0.53
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2019	906,500	$0.70
Exercisable – July 31, 2019	581,500	$0.73

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 1.38	906,500	3.09	$0.70	581,500	$0.73

At July 31, 2019 the total intrinsic value of options outstanding and exercisable was $16,000 and $16,000, respectively.

During the six months ended July 31, 2019, the Company issued to 250,000 options to the members of the Board of Directors and an employee. The options have an exercise price of $0.52 per share, a term of 5 years, and 1-year vesting. The options have an aggregated fair value of approximately $85,625 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

During the six months ended July 31, 2018, 40,000 options were exercised by the option holders. The Company issued 40,000 shares of common stock as a result of this exercise and received proceeds of $40,000. No options were exercised during the six months ended July 31, 2019.

For the six months ended July 31, 2019 and 2018, the Company recognized share-based compensation related to options of an aggregate of $23,098 and $79,163, respectively. At July 31, 2019, unrecognized share-based compensation was $112,106.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(174,667)	$-
Outstanding – July 31, 2019	6,070,664	$1.03
Exercisable – July 31, 2019	6,070,664	$1.03

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.67 – 2.50	6,070,664	1.37	$1.03	6,070,664	$1.03

At July 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

During the six months ended July 31, 2019, no warrants were exercised by the warrant holders.

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

The Company incurred $104,380 and $70,993 of royalty expenses for the three months ended July 31, 2019 and 2018. The Company incurred $220,846 and $200,856 of royalty expenses for the six months ended July 31, 2019 and 2018. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

Advisory Agreement

The Company entered into an Advisory Agreement with Spartan effective June 1, 2019 (the “Advisory Agreement”). Pursuant to the agreement, the Company shall pay to Spartan a non-refundable monthly fee of $5,000 over a 21-month period. Additionally, the Company granted Spartan 125,000 shares of common stock which are considered fully-paid and non-assessable upon execution of the agreement. During the term or this Agreement, the Consultant will provide non-exclusive consulting services related to general corporate matters, including, but not limited to (i) advice and input with respect to raising capital and potential M&A transactions, (ii) identifying suitable personal for management and Board positions (iii) developing corporate structure and finance strategies, (iv) assisting the Company with strategic introductions, (v) assisting management with enhancing corporate and shareholder value, and (vi) introducing the Company to potential investors (collectively, the “Advisory Services”).

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

Results of Operations for the Three Months ended July 31, 2019 and 2018

The following table sets forth the summary statements of operations for the three months ended July 31, 2019 and 2018:

	Three Months Ended
	July 31, 2019	July 31, 2018
Sales - Net of Slotting Fees and Discounts	$8,099,445	$5,640,830
Gross Profit	$2,691,396	$2,061,990
Operating Expenses	$(2,240,454)	$(1,932,164)
Other Expenses	$(92,634)	$(340,021)
Net Income (Loss)	$358,308	$(210,195)

For the three months ended July 31, 2019 and 2018, the Company reported a net income (loss) of $358,308 and $(210,195), respectively. The change in net income between the three months ended July 31, 2019 and 2018 was primarily attributable to increase gross profit, lower interest and amortization expenses in 2019.

Sales: Sales, net of slotting fees and discounts increased by approximately 44% to $8,099,445 during the three months ended July 31, 2019, from $5,640,830 during the three months ended July 31, 2018. Sales increased from sales with existing customer s as well as new customers.

Gross Profit: The gross profit margin was 33% for the three months ended July 31, 2019 compared to 37% for the three months ended July 31, 2018. During the three months ended July 31, 2019, cost of sales included an increase in depreciation expense of approximately $187,800 (thereby reducing gross margin by approximately 2%) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses increased by 16% during the three months ended July 31, 2019, as compared to the three months ended July 31, 2018. Operating expenses decreased as a percentage of sales from 34% in 2018 to 28% in 2019. The increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $298,226 due to higher charges from freight carriers and higher volume;

●	Professional fees of $87,643 due to additional business and sales consulting;

●	Other general and administrative of $71,143;

●	Commission expense of $56,310 due to increased sales with existing clients as well as the addition of new clients; and

●	Royalty fees of $33,887.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by $24,259 compared to the prior period; and

●	Trade show and travel expenses of $20,101 related to a change in the timing of shows.

Other Expense: Other expenses decreased by $247,387 to $92,634 for the three months ended July 31, 2019 as compared to $340,021 during the three months ended July 31, 2018. For three months ended July 31, 2019, other expenses consisted of $87,284 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount. For the three months ended July 31, 2018, other expenses consisted of $291,441 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $48,580 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Six Months ended July 31, 2019 and 2018

The following table sets forth the summary statements of operations for the six months ended July 31, 2019 and 2018:

	Six Months Ended
	July 31, 2019	July 31, 2018
Sales - Net of Slotting Fees and Discounts	$15,464,269	$13,382,824
Gross Profit	$5,062,450	$4,890,536
Operating Expenses	$(4,131,942)	$(4,207,197)
Other Expenses	$(216,534)	$(569,533)
Net Income	$713,974	$113,806

For the six months ended July 31, 2019 and 2018, the Company reported a net income of $713,974 and $113,806, respectively. The change in net income between the six months ended July 31, 2019 and 2018 was primarily attributable to an increase in sales of 16% in addition to a decrease in expenses.

Sales: Sales, net of slotting fees and discounts increased by approximately 16% to $15,464,269 during the six months ended July 31, 2019, from $13,382,824 during the six months ended July 31, 2018. In addition, during the six months ended July 31, 2019, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 33% for the six months ended July 31, 2019 compared to 37% for the six months ended July 31, 2018. During the six months ended July 31, 2019, cost of sales included an increase in depreciation expense of approximately $367,000 (thereby reducing gross margin by approximately 2%) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses decreased by 2% during the six months ended July 31, 2019, as compared to the six months ended July 31, 2018. Operating expenses decreased as a percentage of sales from 31% in 2018 to 27% in 2019. The $75,255 decrease in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $297,862 due to higher charges from freight carriers and increased sales;

●	Professional fees of $78,470 due to additional business and sales consulting;

●	Other general and administrative of $49,168; and

●	Commission expense of $41,906 due to increased sales with existing clients as well as the addition of new clients.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Advertising and promotion of 149,388 due to reduced merchandising expenses with customers; and

●	Stock-based compensation for services rendered by employees and consultants decreased by $49,220 compared to the prior period.

Other Expense: Other expenses decreased by $352,999 to $216,534 for the six months ended July 31, 2019 as compared to $569,533 during the six months ended July 31, 2018. For six months ended July 31, 2019, other expenses consisted of $203,896 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $12,638 of amortization expense related to the debt discount. For the six months ended July 31, 2018, other expenses consisted of $479,582 in interest expense incurred on the Company’s finance arrangements. In addition, during the six months ended July 31, 2018, the Company recorded $89,951 of amortization expense related to the debt discount and finance arrangements. During the six months ended July 31, 2018, the Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2019 compared to January 31, 2019:

	July 31, 2019	January 31, 2019	Increase/(Decrease)
Current Assets	$5,190,929	$4,859,549	$331,380
Current Liabilities	$3,789,491	$3,615,662	$173,829
Working Capital	$1,401,438	$1,243,887	$157,551

As of July 31, 2019, we had working capital of $1,401,438 as compared to a working capital of $1,243,887 as of January 31, 2019, an increase of $157,551. The increase in working capital is primarily attributable to an increase in cash balances of $25,818, an increase in inventories of $68,524, an increase in accounts receivable of $12,770 and an increase in prepaid expenses of $224,268. These amounts were offset by an increase in accounts payable and accrued expenses of $3,503 and a $170,326 increase in the current portion of lease obligations.

Net cash provided by operating activities for the six months ended July 31, 2019 and 2018 was $889,577 and $1,440,447, respectively. The net income for the six months ended July 31, 2019 and 2018 was $709,974 and $113,806, respectively.

Net cash used in all investing activities for the six months ended July 31, 2019 was $89,525 as compared to $903,959 for the six months ended July 31, 2018, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used by all financing activities for the six months ended July 31, 2019 was $774,234 as compared to $770,778 provided by financing activities for the six months ended July 31, 2018. During the six months ended July 31, 2019, the Company made net borrowings on the line of credit of $65,314. These cash in-flows were offset by payments of term loan of $808,335 and $31,213 paid for capital lease payments. During the six months ended July 31, 2018, the Company had net borrowings decrease of $708,909 for transactions pursuant to the line of credit in addition to proceeds of $40,000 received from the exercise of options proceeds of $213,250 from a capital leaseback transaction and proceeds of $300,000 from term loan. These cash in-flows were offset by $95,270 and $500,000 paid for repayments on a term loan and net payments of the note payable to Manatuck Hill Partners, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $713,974 and $1,060,409, respectively, for the six months ended July 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between May 1, 2019 and September 9, 2019 the Company issued 125,000 shares of its Common Stock to a consultant as compensation for financial advisory services.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 12, 2019	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

