Form 10-Q
period 2019-10-31
MamaMancini's Holdings, Inc.
filed 2019-12-09
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2019

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

As of December 9, 2019, there were 31,991,241 shares outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2019	January 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$610,574	$609,409
Accounts receivable, net	3,297,769	2,698,562
Other receivable	163,983	-
Inventories	1,651,324	1,396,400
Prepaid expenses	348,038	155,178
Total current assets	6,071,688	4,859,549

Property and equipment, net	2,846,254	2,884,594

Operating lease right of use assets, net	1,524,083	-

Deposits	20,177	20,177
Total Assets	$10,462,202	$7,764,320

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,484,903	$3,061,932
Term loan	500,000	500,000
Operating lease liability	126,546	-
Finance leases payable	102,937	53,730
Total current liabilities	4,214,386	3,615,662

Term loan – net	899,053	1,914,401
Line of credit – net	2,897,348	2,612,034
Operating lease liability – net	1,403,187	-
Finance leases payable – net	343,324	162,527
Notes payable - related party	641,844	641,844
Total long-term liabilities	6,184,756	5,330,806

Total Liabilities	10,399,142	8,946,468

Commitments and contingencies

Stockholders’ Equity (Deficit):
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2019 and January 31, 2019, 0 and 0 shares outstanding as of October 31, 2019 and January 31, 2019	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,991,241 and 31,866,241 shares issued and outstanding as of October 31, 2019 and January 31, 2019	321	320
Additional paid in capital	16,669,905	16,547,287
Accumulated deficit	(16,457,666)	(17,580,255)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity (Deficit)	63,060	(1,182,148)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,462,202	$7,764,320

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018

Sales-net of slotting fees and discounts	$9,267,036	$8,242,847	$24,731,305	$21,625,671

Costs of sales	6,366,084	5,555,359	16,767,903	14,047,647

Gross profit	2,900,952	2,687,488	7,963,402	7,578,024

Operating expenses:
Research and development	32,744	31,628	82,579	98,807
General and administrative	2,364,608	2,119,751	6,446,715	6,259,769
Total operating expenses	2,397,352	2,151,379	6,529,294	6,358,576

Income from operations	503,600	536,109	1,434,108	1,219,448

Other expenses
Interest	(89,635)	(159,688)	(293,531)	(648,969)
Amortization of debt discount	(5,350)	(20,073)	(17,988)	(100,325)
Total other expenses	(94,985)	(179,761)	(311,519)	(749,294)

Net income	408,615	356,348	1,122,589	470,154

Less: preferred dividends	-	-	-	-

Net income available to common stockholders	$408,615	$356,348	$1,122,589	$470,154

Net income per common share
– basic	$0.01	$0.01	$0.04	$0.01
– diluted	$0.01	$0.01	$0.04	$0.01

Weighted average common shares outstanding
– basic	31,991,241	31,866,241	31,935,837	31,836,178
– diluted	32,091,210	32,489,369	32,035,806	32,459,307

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from August 1, 2019 through October 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 1, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

Stock options issued for services	-	-	-	-	-	-	27,646	-	27,646

Net income	-	-	-	-	-	-	-	408,615	408,615
Balance, October 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,669,905	$(16,457,666)	$63,060

For the Period from August 1, 2018 through October 31, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 1, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,463,956	$(18,016,497)	$(1,701,721)

Share-based compensation	-	-	-	-	-	-	48,876	-	48,876

Net income	-	-	-	-	-	-	-	356,348	356,348
Balance, October 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,512,832	$(17,660,149)	$(1,296,497)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from February 1, 2019 through October 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

Stock options issued for services	-	-	-	-	-	-	50,744	-	50,744

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	1,122,589	1,122,589
Balance, October 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,669,905	$(16,457,666)	$63,060

For the Period from February 1, 2018 through October 31, 2018

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Share-based compensation	-	-	-	-	-	-	128,039	-	128,039

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	72,804

Net income	-	-	-	-	-	-	-	470,154	470,154
Balance, October 31, 2018	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,512,832	$(17,660,149)	$(1,296,497)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	October 31, 2019	October 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,122,589	$470,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	495,005	511,878
Amortization of debt discount	17,988	100,325
Share-based compensation	67,857	128,039
Amortization of right of use assets	75,747	-
Changes in operating assets and liabilities:
Accounts receivable	(599,207)	(138,596)
Other receivable	(163,983)	-
Inventories	(254,924)	(180,569)
Prepaid expenses	(138,098)	57,495
Accounts payable and accrued expenses	422,971	699,699
Current portion of operating lease liability	(70,097)	-
Net Cash Provided by Operating Activities	975,848	1,648,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(163,186)	(1,026,386)
Net Cash Used in Investing Activities	(163,186)	(1,026,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable – related party	-	(7,812)
Borrowings from term loan	41,917	300,000
Repayment of term loan	(1,075,253)	(174,155)
Repayment of note payable	-	(600,000)
Borrowings (repayments) of line of credit, net	285,314	(467,087)
Proceeds from capital lease	-	213,250
Repayment of capital lease obligations	(63,475)	(16,343)
Debt extension fees	-	(31,125)
Proceeds from exercise of options	-	40,000
Net Cash Used in Financing Activities	(811,497)	(743,272)

Net Increase (Decrease) in Cash	1,165	(121,233)

Cash - Beginning of Period	609,409	581,322

Cash - End of Period	$610,574	$460,089

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$363,519	$302,034

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$1,599,830	$-
Finance lease asset additions	$293,479	$30,000
Accrued interest on note payable reclassified to principal	$-	$392,702
Common stock issued for services to be rendered	$71,875	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2019

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and frozen products. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast. The Company announced in October that it developed Plant Based Meatballs using Beyond Beef as its primary ingredient and signed an agreement with Beyond Meat. The Company expects to begin selling these products in the current quarter.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2019 and January 31, 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of October 31, 2019 and January 31, 2019, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2019 and January 31, 2019:

	October 31, 2019	January 31, 2019
Raw Materials	$928,965	$556,703
Work in Process	-	38,769
Finished goods	722,359	800,928
	$1,651,324	$1,396,400

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	*

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $1,556,873 related to the operating lease for office and warehouse space. Results for the nine months ended October 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2019 and 2018 were $32,744 and $31,628, respectively. Research and development expenses for the nine months ended October 31, 2019 and 2018 were $82,579 and $98,807, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Nine Months Ended
	October 31, 2019	October 31, 2018
Gross Sales	$25,176,596	$21,942,660
Less: Slotting, Discounts, Allowances	445,291	316,989
Net Sales	$24,731,305	$21,625,671

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the nine months ended October 31, 2019 and 2018:

	For the Nine Months Ended
	October 31, 2019	October 31, 2018
Northeast	$8,266,248	$6,549,036
Southeast	5,982,856	4,948,924
Midwest	3,607,441	3,667,795
West	4,241,811	4,012,664
Southwest	3,078,240	2,764,241
Total revenue	$25,176,596	$21,942,660

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2019 and 2018 were $517,940 and $339,987, respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2019 and 2018 were $1,274,735 and $1,246,170, respectively.

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

For the three months ended October 31, 2019, share-based compensation amounted to $37,914 relating to shares of common stock and options issued to employees and consultants for services.

For the three months ended October 31, 2018, share-based compensation amounted to $48,876 relating to options issued to employees and consultants for services.

For the nine months ended October 31, 2019, share-based compensation amounted to $67,857 relating to shares of common stock and options issued to employees and consultants for services.

For the nine months ended October 31, 2018, share-based compensation amounted to $128,039 relating to options issued to employees and consultants for services.

For the nine months ended October 31, 2019 and 2018, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2019	October 31, 2018
Risk-free interest rate	1.52 - 2.29%	1.99 - 2.78%
Expected life of grants	3 - 3.5 years	1.95 - 3 years
Expected volatility of underlying stock	127 - 150%	101 - 172%
Dividends	0%	0%

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

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Numerator:
Net income attributable to common stockholders	$408,615	$356,348
Effect of dilutive securities:	—	—

Diluted net income	$408,615	$356,348

Denominator:
Weighted average common shares outstanding - basic	31,991,241	31,866,241
Dilutive securities (a):
Series A Preferred	-	-
Options	99,969	156,462
Warrants	-	466,667

Weighted average common shares outstanding and assumed conversion – diluted	32,091,210	32,489,369

Basic net income per common share	$0.01	$0.01

Diluted net income per common share	$0.01	$0.01

(a) - Anti-dilutive securities excluded:	6,579,164	3,074,904

	For the Nine Months Ended
	October 31, 2019	October 31, 2018
Numerator:
Net income attributable to common stockholders	$1,122,589	$470,154
Effect of dilutive securities:	-	-

Diluted net income	$1,122,589	$470,154

Denominator:
Weighted average common shares outstanding - basic	31,935,837	31,836,178
Dilutive securities (a):
Series A Preferred	-	-
Options	99,969	156,462
Warrants	-	466,667

Weighted average common shares outstanding and assumed conversion – diluted	32,035,806	32,459,307

Basic net income per common share	$0.04	$0.01

Diluted net income per common share	$0.04	$0.01

(a) - Anti-dilutive securities excluded:	6,579,164	3,074,904

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

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The adoption of the new standard did not have a significant impact on its condensed consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on October 31, 2019 and January 31, 2019 are as follows:

	October 31, 2019	January 31, 2019
Machinery and Equipment	$3,088,390	$2,662,403
Furniture and Fixtures	89,443	81,099
Leasehold Improvements	2,917,282	2,894,949
	6,095,115	5,638,451
Less: Accumulated Depreciation	3,248,861	2,753,857
	$2,846,254	$2,884,594

Depreciation expense charged to income for the three months ended October 31, 2019 and 2018 amounted to $124,953 and $174,045, respectively. Depreciation expense charged to income for the nine months ended October 31, 2019 and 2018 amounted to $495,005 and $511,878, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2019 and January 31, 2019, the Company’s ownership interest in MO was 12% and 12%, respectively.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2019 and 2018, the Company generated $20,474 and $40,401 in revenues from MO, respectively. For the nine months ended October 31, 2019 and 2018, the Company generated $53,723 and $81,111 in revenues from MO, respectively.

As of October 31, 2019 and January 31, 2019, the Company had a receivable of $27,060 and $57,374 due from MO, respectively.

WWS, Inc.

A current director of the Company is the president of WWS, Inc.

For the three months ended October 31, 2019 and 2018, the Company recorded $6,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the nine months ended October 31, 2019 and 2018, the Company recorded $30,000 and $36,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of October 31, 2019 and January 31, 2019, the outstanding principal balance of the notes was $109,844.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At October 31, 2019 and January 31, 2019, there was $400,000 of principal outstanding.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At October 31, 2019 and January 31, 2019, there was $132,000 of principal outstanding, respectively.

For the three months ended October 31, 2019 and 2018, the Company recorded interest expense of $11,775 and $6,185, respectively, related to the above related party notes payable. For the nine months ended October 31, 2019 and 2018, the Company recorded interest expense of $34,544 and $38,872, respectively, related to the above related party notes payable. At October 31, 2019 and January 31, 2019, there was $2,485 and $48,141 of accrued interest on the above related party notes, respectively.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company also entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $67,611 and $85,599 as of October 31, 2019 and January 31, 2019, respectively. The outstanding balance on the term loan was $1,466,664 and $2,500,000 as of October 31, 2019 and January 31, 2019, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,897,348 and $2,612,034 as of October 31, 2019 and January 31, 2019, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 5 and 6) are as follows:

For the Years Ending October 31,
2020	$500,004
2021	3,397,352
2022	466,656
2023	-
2024	641,844
$5,005,856

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

The components of lease expense were as follows:

Nine Months Ended October 31, 2019
Finance leases:
Depreciation of assets	$74,354
Interest on lease liabilities	22,227
Operating leases	194,116
Short-term lease	7,653
Total net lease cost	$298,350

Supplemental balance sheet information related to leases was as follows:

October 31, 2019
Operating leases:
Operating lease ROU assets	$1,524,083

Current operating lease liabilities, included in current liabilities	$126,546
Noncurrent operating lease liabilities, included in long-term liabilities	1,403,187
Total operating lease liabilities	$1,529,733

Finance leases:
Property and equipment, at cost	$550,269
Accumulated depreciation	131,266
Property and equipment, net	$419,003

Current obligations of finance leases, included in current portion of long-term debt	$102,937
Finance leases, net of current obligations, included in long-term debt	343,324
Total finance lease liabilities	$446,261

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70,097
Financing cash flows from finance leases	63,475

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,599,830
Finance leases	93,479

Weighted average remaining lease term (in years):
Operating leases	8.8
Finance leases	3.8

Weighted average discount rate:
Operating leases	6.54%
Finance leases	5.85%

Total future minimum payments required under the lease obligations as of October 31, 2019 are as follows:

Twelve Months Ending October 31,
2020	$354,898
2021	361,960
2022	360,511
2023	272,345
2024	257,720
Thereafter	935,731
Total lease payments	$2,543,165
Less: amounts representing interest	(595,167)
Total lease obligations	$1,947,998

Note 9 - Concentrations

Revenues

During the nine months ended October 31, 2019, the Company earned revenues from three customers representing approximately 47%, 10% and 10% of gross sales. As of October 31, 2019, these three customers represented approximately 41%, 14% and 6% of total gross outstanding receivables, respectively. During the nine months ended October 31, 2018, the Company earned revenues from one customer representing approximately 52% of gross sales. As of October 31, 2018, this one customer represented approximately 50% of total gross outstanding receivables.

Note 10 - Stockholders’ Deficit

Common Stock

On June 1, 2019, the Company issued 125,000 shares of its common stock to a consultant for services to be rendered. At the date of grant, the shares had a fair value of $71,875 and is included in prepaid expenses on the unaudited condensed consolidated balance sheets. During the three and nine months ended October 31, 2019, the Company recorded $10,268 and $17,113 of stock-based compensation related to these shares.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2019	649,000	$0.77
Exercisable – January 31, 2019	521,500	$0.71
Granted	265,000	$0.53
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2019	914,000	$0.70
Exercisable – October 31, 2019	679,000	$0.71

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.39 – 1.38	914,000	2.86	$0.70	679,000	$0.71

At October 31, 2019 the total intrinsic value of options outstanding and exercisable was $86,480 and $63,980, respectively.

During the nine months ended October 31, 2019, the Company issued to 265,000 options to the members of the Board of Directors and an employee. The options have an exercise price range of $0.52 to $0.70 per share, a term of 5 years, and 1-year vesting. The options have an aggregated fair value of approximately $94,374 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

During the nine months ended October 31, 2018, 40,000 options were exercised by the option holders. The Company issued 40,000 shares of common stock as a result of this exercise and received proceeds of $40,000. No options were exercised during the nine months ended October 31, 2019.

For the nine months ended October 31, 2019 and 2018, the Company recognized share-based compensation related to options of an aggregate of $50,744 and $128,039, respectively. At October 31, 2019, unrecognized share-based compensation was $72,658.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(188,667)	$-
Outstanding – October 31, 2019	6,056,664	$1.02
Exercisable – October 31, 2019	6,056,664	$1.02

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.67 – 1.50	6,056,664	1.12	$1.02	6,056,664	$1.02

At October 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

During the nine months ended October 31, 2019, no warrants were exercised by the warrant holders.

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

The Company incurred $98,656 and $105,834 of royalty expenses for the three months ended October 31, 2019 and 2018. The Company incurred $319,502 and $306,690 of royalty expenses for the nine months ended October 31, 2019 and 2018. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

Results of Operations for the Three Months ended October 31, 2019 and 2018

The following table sets forth the summary statements of operations for the three months ended October 31, 2019 and 2018:

	Three Months Ended
	October 31, 2019	October 31, 2018
Sales - Net of Slotting Fees and Discounts	$9,267,036	$8,242,847
Gross Profit	$2,900,952	$2,687,488
Operating Expenses	$(2,397,352)	$(2,151,379)
Other Expenses	$(94,985)	$(179,761)
Net Income	$408,615	$356,348

For the three months ended October 31, 2019 and 2018, the Company reported a net income of $408,615 and $356,348, respectively. The change in net income between the three months ended October 31, 2019 and 2018 was primarily attributable to an increased gross profit, lower interest and amortization expenses in 2019.

Sales: Sales, net of slotting fees and discounts increased by approximately 12% to $9,267,036 during the three months ended October 31, 2019, from $8,242,847 during the three months ended October 31, 2018. Sales increased from sales with existing customers as well as new customers.

Gross Profit: The gross profit margin was 31% for the three months ended October 31, 2019 compared to 33% for the three months ended October 31, 2018. During the three months ended October 31, 2019, cost of sales included an increase in depreciation expense of approximately $123,400 (thereby reducing gross margin by approximately 1%) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses increased by 11% during the three months ended October 31, 2019, as compared to the three months ended October 31, 2018. Operating expenses decreased as a percentage of sales from 26% in 2018 to 25% in 2019. The $245,973 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Advertising of $177,953 due to higher promotional expenses for merchandising activity, Club Store demos, successful Sirius Radio advertising campaign and one-time coupon activity;

●	Postage and freight of $105,536 due to higher volume;

●	Professional fees of $29,832 due to sales consulting and investor relations activity; and

●	Trade show and travel expenses of $24,044 related to additional show activity in October 2019.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Insurance expense of $43,878 due to an overall decrease in workers’ compensation premiums;

●	Payroll and related expenses of $27,703 decreased due to a reduction in headcount as a result of the implementation of new equipment; and

●	Other general and administrative of $21,410 decreased due to management’s commitment to substantially reduce expenses.

Other Expense: Other expenses decreased by $84,776 to $94,985 for the three months ended October 31, 2019 as compared to $179,761 during the three months ended October 31, 2018. For three months ended October 31, 2019, other expenses consisted of $89,635 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount. For the three months ended October 31, 2018, other expenses consisted of $159,688 in interest expense incurred on the Company’s finance arrangements. In addition, the Company recorded $20,073 of amortization expense related to the debt discount and finance arrangements.

Results of Operations for the Nine Months ended October 31, 2019 and 2018

The following table sets forth the summary statements of operations for the nine months ended October 31, 2019 and 2018:

	Nine Months Ended
	October 31, 2019	October 31, 2018
Sales - Net of Slotting Fees and Discounts	$24,731,305	$21,625,671
Gross Profit	$7,963,402	$7,578,024
Operating Expenses	$(6,529,294)	$(6,358,576)
Other Expenses	$(311,519)	$(749,294)
Net Income	$1,122,589	$470,154

For the nine months ended October 31, 2019 and 2018, the Company reported a net income of $1,122,589 and $470,154, respectively. The change in net income between the nine months ended October 31, 2019 and 2018 was primarily attributable to an increase in sales of 15% in addition to a decrease in other expenses.

Sales: Sales, net of slotting fees and discounts increased by approximately 14% to $24,731,305 during the nine months ended October 31, 2019, from $21,625,671 during the nine months ended October 31, 2018. In addition, during the nine months ended October 31, 2019, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the nine months ended October 31, 2019 compared to 35% for the nine months ended October 31, 2018. During the nine months ended October 31, 2019, cost of sales included an increase in depreciation expense of approximately $280,000 (thereby reducing gross margin by approximately 1%) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses increased by 3% during the nine months ended October 31, 2019, as compared to the nine months ended October 31, 2018. Operating expenses decreased as a percentage of sales from 29% in 2018 to 26% in 2019. The $170,718 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

●	Postage and freight of $403,398 due to higher charges from freight carriers and increased sales;

●	Commission expense of $58,023 due to increased sales with existing clients as well as the addition of new clients;

●	Professional fees of $43,272 due to investor relations and investment banking activities; and

●	Advertising of $28,565 due to higher promotional expenses for merchandising activity, Club Store demos, successful Sirius Radio advertising campaign and one-time coupon activity;

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by $60,182 compared to the prior period; and

●	Insurance expense of $22,046 due to an overall decrease in workers’ compensation premiums.

Other Expense: Other expenses decreased by $437,775 to $311,519 for the nine months ended October 31, 2019 as compared to $749,294 during the nine months ended October 31, 2018. For nine months ended October 31, 2019, other expenses consisted of $293,531 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $17,988 of amortization expense related to the debt discount. For the nine months ended October 31, 2018, other expenses consisted of $648,969 in interest expense incurred on the Company’s finance arrangements. In addition, during the nine months ended October 31, 2018, the Company recorded $100,325 of amortization expense related to the debt discount and finance arrangements. During the nine months ended October 31, 2018, the Company also incurred non-recurring interest charges of approximately $112,500 in relation to the extension of the Manatuck note and the corresponding accounting for debt modification which resulted in additional interest expense, finance charges and the write-off of debt discount related to prior debt which is included in interest expense.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2019 compared to January 31, 2019:

	October 31, 2019	January 31, 2019	Increase/(Decrease)
Current Assets	$6,071,688	$4,859,549	$1,212,139
Current Liabilities	$4,214,386	$3,615,662	$598,724
Working Capital	$1,857,302	$1,243,887	$613,415

As of October 31, 2019, we had working capital of $1,857,302 as compared to a working capital of $1,243,887 as of January 31, 2019, an increase of $613,415. The increase in working capital is primarily attributable to an increase in inventories of $254,924, an increase in accounts receivable of $599,207, an increase in other receivables of $163,983 and an increase in prepaid expenses of $192,860. These amounts were offset by an increase in accounts payable and accrued expenses of $422,971 and a $175,753 increase in the current portion of lease obligations.

Net cash provided by operating activities for the nine months ended October 31, 2019 and 2018 was $975,848 and $1,648,425, respectively. The net income for the nine months ended October 31, 2019 and 2018 was $1,122,589 and $470,154, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2019 was $163,186 as compared to $1,026,386 for the nine months ended October 31, 2018, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used by all financing activities for the nine months ended October 31, 2019 was $811,497 as compared to $743,272 provided by financing activities for the nine months ended October 31, 2018. During the nine months ended October 31, 2019, the Company made net borrowings on the line of credit of $285,314. These cash in-flows were offset by net payments of term loan of $1,033,336 and $63,475 paid for capital lease payments. During the nine months ended October 31, 2018, the Company received proceeds of $40,000 received from the exercise of options, proceeds of $213,250 from a capital-leaseback transaction and proceeds of $300,000 from term loan. These net proceeds were offset by $7,812 of repayments on a related party notes payable, net repayments on the line of credit of $467,087, $174,155 paid for repayments on a term loan, $16,343 paid for capital lease payments, $31,125 for payment of debt issuance costs, and net payments of $600,000 of the note payable to Manatuck Hill Partners, respectively.

As reflected in the accompanying condensed consolidated financial statements, the Company has a net income and net cash provided by operations of $1,122,589 and $975,848, respectively, for the nine months ended October 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between August 1, 2019 and December 1, 2019 the Company issued no shares of its Common Stock.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 9, 2019	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

