Form 10-K
period 2020-01-31
MamaMancini's Holdings, Inc.
filed 2020-04-23
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2020

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

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001	MMMB	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2019, based on a closing price of $0.47 was approximately $7,099,468.

As of April 23, 2020, the registrant had 31,991,241 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

Our Company

MamaMancini’s roots go back to our founder Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old-world Italian recipes that were handed down to her grandson, Dan Dougherty. Today we market a line of all-natural specialty prepared, frozen and refrigerated foods for sale in retailers around the country. Our primary products include beef and turkey meatballs, meat loaf, chicken, sausage-related products and pasta entrees, all with slow cooked Italian Sauce.

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

Additionally, the Company has recently commenced marketing of certain “meatless” versions of its product line under a Trademark Licensing Agreement with Beyond Meat, Inc.

Our products are principally sold to supermarkets and mass-market retailers. We currently have 26 different product offerings which are packaged in different sized retail and bulk packages. Our products are principally sold in multiple sections of the supermarket, including hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the frozen food and fresh meat sections. We sell directly to both food retailers and food distributors.

Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for everyday purchases on their web site. QVC is the world’s largest direct to consumer marketer.

During the year ended January 31, 2020, the Company earned revenues from three customers representing approximately 46%, 11% and 10% of gross sales. During the year ended January 31, 2020, these three customers represented approximately 34%, 16% and 8% of total gross outstanding receivables, respectively. During the year ended January 31, 2019, the company earned revenues from two customers representing approximately 50% and 10% of gross sales. As of January 31, 2019, three customers represented approximately 44%, 19% and 13% of total gross outstanding receivables, respectively.

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

●

New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef and turkey meatballs and meat loaf, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste.

Customers/Management

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

Our Growth Strategy

We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:

●	Increase product placements in the perimeter within retail locations. We strive for product placements in the perishable departments of retail locations. We believe adding shelf placements within the supermarkets that carry our products will increase customer awareness, leading to more consumers purchasing our products and expanding our market share.

●	Increase Sales in “Fresh” Section. Increase sales in the “Fresh” section (in the perimeter of the retainer), where there is significant sales growth and higher margins, over products in the “Frozen” section which are showing zero to negative growth.

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Increase Overall Sales. We have an experienced sales staff and now employ one full time Vice President of Sales as well as our Co-Founder Dan Dougherty, Carl Wolf, our Chief Executive Officer and Chairman, and Matthew Brown, our President, each of whom is involved with selling to, and managing sales with, major supermarket chains. In addition, the Company has contracted with an independent consultant to manage sales opportunities in the food service area as well as an independent person to solicit sales in colleges and universities and independent delicatessens,

●	Expand food brokerage network. We currently work with retail food brokers nationwide and intend to add additional food brokers to increase our geographical coverage in the United States to approximately 90%.

●	Enhance awareness through marketing. We have increased our social media activity with Facebook, Twitter, Pinterest, and YouTube. We have also expanded our activity with Sirius Radio by 25% in calendar 2020 over 2019. We also engage with consumers through newsletter mailings, blogs, and special projects, including a bank of recipe videos and contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers.

●	Maintain a Strong Relationship with QVC. The Company currently offers various lines through QVC and intends to increase its product line offerings offered through QVC.

●	Increase Media Exposure. Increase the visibility of Dan Dougherty (Mancini) in the media as a product spokesman.

●	“Club Stores”. The Company is aggressively pursuing sales to “Club Stores”.

●	The Company is actively pursuing sales to Canada through a designated agent who is handling all necessary compliance issues.

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

Suppliers/Manufacturers

As of January 31, 2020, approximately 90% of our products are internally produced by the Company’s wholly-owned subsidiary, Joseph Epstein Food Enterprises, Inc (“JEFE”). Approximately 10% are manufactured on an outsourced basis. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

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

Investments - Meatball Obsession

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was written down to $0 due to losses incurred by MO. The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2020 and 2019, the Company’s ownership interest in MO was 12% and 12%, respectively. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to MamaMancini’s as a part of the wind down.

Competition

The gourmet and specialty pre-packaged and frozen food industry has many large competitors specializing in various types of cuisine from all over the world. Our product lines are currently concentrated on Italian specialty foods. While it is our contention that our competition is much more limited than the entire frozen and pre-packaged food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire frozen and pre-packaged food industry. We believe our principal competitors include Quaker Maid, Hormel, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., Mama Lucia, Buona Vita, Inc., Taylor Farms and Kings Command.

Intellectual Property

Our current intellectual property consists of trade secret recipes and cooking processes for our products and four trademarks for “MamaMancini’s”, “Mac N’ Mamas”, “Sunday Dinner” and “The Meatball Lovers Meatball”. The recipes and use of the trademarks have been assigned in perpetuity to the Company.

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

We work with suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts or quality assurance specification packets, including affidavits, certificates of analysis and analytical testing, where required. The quality assurance staff within our manufacturing facility and within our contract manufacturers conduct periodic on-site routine audits of critical ingredient suppliers.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item. Notwithstanding, in addition to risk factors highlighted in previous reports, the Company adds the following additional risk factor:

We could be substantially affected by the Coronavirus (COVID-19) pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While all of our operations are located in the United States, we participate in a national supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $15,996 per month. The lease term runs through March 31, 2024 with renewal options through March 31, 2029. In addition, we lease an additional 1,077 square feet of space at 355 Murray Hill Parkway from CLN Associates, LLC for a current rental of $1,817 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2020 and January 31, 2019. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2020	High	Low
First Quarter	$0.84	$0.64
Second Quarter	$0.69	$0.43
Third Quarter	$0.82	$0.38
Fourth Quarter	$1.50	$0.57

Fiscal Year Ended January 31, 2019	High	Low
First Quarter	$1.47	$1.10
Second Quarter	$1.14	$0.86
Third Quarter	$0.93	$0.65
Fourth Quarter	$0.93	$0.60

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 23, 2020, there were approximately 102 record holders of our common stock and there were 31,991,241 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from February 1, 2019 through January 31, 2020 which were not registered under the Securities Act.

Common Stock:

Name of Purchaser	Issue Date	Security	Shares	Consideration
Spartan Capital Securities LLC	6/1/19	Common Stock	125,000	Consulting Services

The securities issued in the abovementioned transactions were issued in connection with a Consulting Agreement and were exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act.

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

Results of Operations for the Year ended January 31, 2020 and 2019

The following table sets forth the summary statements of operations for the year ended January 31, 2020 and 2019:

	Year Ended
	January 31, 2020	January 31, 2019
		(As Revised)
Sales - Net of Slotting Fees and Discounts	$34,837,447	$28,474,374
Gross Profit	$11,071,310	$9,893,885
Operating Expenses	$(8,987,886)	$(8,425,370)
Other Expenses	$(550,730)	$(1,015,016)
Net Income	$1,532,694	$453,499

For the year ended January 31, 2020 and 2019, the Company reported a net income of $1,532,694 and $453,499, respectively. The change in net income between the year ended January 31, 2020 and 2019 was primarily attributable to an increase in sales of 22% in addition to a decrease in other expenses.

Sales: Sales, net of slotting fees and discounts increased by approximately 22% to $34,837,447 during the year ended January 31, 2020, from $28,474,374 during the year ended January 31, 2019. In addition, during the year ended January 31, 2020, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the year ended January 31, 2020 compared to 35% for the year ended January 31, 2019. During the year ended January 31, 2020, cost of sales included an increase in depreciation expense of approximately $255,000 (thereby reducing gross margin by approximately 1%) related to the significant plant capacity additions during the last 12 months. Gross margin also decreased slightly due to a change in product mix. In future periods the Company expects sales to increase from the current quarter level which should increase gross profit margin as plant efficiencies should take effect.

Operating Expenses: Operating expenses increased by 7% during the year ended January 31, 2020, as compared to the year ended January 31, 2019. Operating expenses decreased as a percentage of sales from 30% in 2019 to 26% in 2020. The $562,516 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $580,428 due to increased sales and a slight increase in freight rates in the first part of the year, offset by lower rates in the last quarter;

●	Commission expense of $116,355 due to increased sales; and

●	Professional fees of $80,917 due to investor relations and investment banking activities.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Stock-based compensation for services rendered by employees and consultants decreased by $68,302 compared to the prior period; and

●	Advertising of $31,267 due to lower co-op ad expense as the mix of sales moved to everyday pricing which included merchandising events.

Other Expense: Other expenses decreased by $464,286 to $550,730 for the year ended January 31, 2020 as compared to $1,015,016 during the year ended January 31, 2019. For year ended January 31, 2020, other expenses consisted of $482,995 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $67,735 of amortization expense related to the debt discount. For year ended January 31, 2019, other expenses consisted of $881,702 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $133,314 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2020 compared to January 31, 2019:

	January 31, 2020	January 31, 2019	Increase
		(As Revised)
Current Assets	$5,620,255	$4,763,000	$857,255
Current Liabilities	$4,208,231	$3,615,662	$592,569
Working Capital	$1,412,024	$1,147,338	$264,686

As of January 31, 2020, we had working capital of $1,412,024 as compared to a working capital of $1,147,338 as of January 31, 2019, an increase of $264,686. The increase in working capital is primarily attributable to an increase in accounts receivable of $1,077,063 and an increase in prepaid expenses of $97,090. These amounts were offset by a decrease in cash of $215,726, an increase in accounts payable and accrued expenses of $490,858 and a $177,912 increase in the current portion of lease obligations.

Net cash provided by operating activities for the year ended January 31, 2020 and 2019 was $1,814,689 and $1,443,408, respectively. The net income for the year ended January 31, 2020 and 2019 was $1,532,694 and $453,499, respectively.

Net cash used in all investing activities for the year ended January 31, 2020 was $268,106 as compared to $1,033,724 for the year ended January 31, 2019, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the year ended January 31, 2020 was $1,762,399 as compared to $381,597 used in financing activities for the year ended January 31, 2019. During the year ended January 31, 2020, the Company’s net borrowings on its line of credit increased by $385,314 over the prior year. These cash in-flows were offset by payments on its term loan of $2,058,337 and $89,376 paid for capital lease payments. During the year ended January 31, 2019, the Company received proceeds of $40,000 received from the exercise of options, proceeds of $213,250 from capital-leaseback transactions and proceeds of $2.8 million from the term loan. These net proceeds were offset by $7,812 of repayments on a related party notes payable, repayment of notes payable totaling $2,130,625, $120,446 for payment of debt issuance costs, net repayments of the line of credit of $90,356, payments of term loan of $1,058,615 and $26,993 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $1,532,694 and $1,814,689, respectively, for the year ended January 31, 2020.

Although the expected revenue growth and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through the fiscal year ending January 31, 2021, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal 2020 and utilized the transition option which does not require application of the guidance to comparative periods in the year of adoption. The primary effect of adoption of ASU 2016-02 is recording right-of-use assets and corresponding lease obligations for operating leases. The adoption had a material impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The adoption of the new standard did not have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The adoption of the new standard did not have a significant impact on its consolidated financial statements.

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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

On February 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $1,599,830 related to the operating lease for office and warehouse space. Results for the year ended January 31, 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

There are no reportable events under this item for the year ended January 31, 2020.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2020, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Subsequent to January 31, 2020, we intend to continue to undertake the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 23, 2020.

Name	Age	Position

Carl Wolf	76	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	51	President and Director

Lawrence Morgenstein	69	Chief Financial Officer

Steven Burns	59	Executive Vice President and Director

Alfred D’Agostino	66	Director

Thomas Toto	65	Director

Dean Janeway	76	Director

Carl Wolf has over 35 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a NASDAQ-listed public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publicly-traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay, which was a NASDAQ-listed public company which ally traded direct seller of spoken word through its audio book club and old-time radio classic activities and download spoken content, from 2002 to 2004.

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

Steven Burns has been Executive Vice President of the Company since 2019 and has served as a director of the Company from February 2010 through the present. Mr. Beginning in June 2011 and still presently, he serves as the Chairman of the Board of Directors of Meatball Obsession, LLC. Mr. Burns has over 20 years of experience in the management and operations of various companies. Additionally, beginning in 2006 and still Presently he works as the President and CEO of Point Prospect, Inc., where he oversees the day to day operations of the company, which primarily deal with investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.

Thomas Toto has over 33 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in June 2009 and still presently, he serves as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day-to-day operations of importing and distributing cheeses around the world.

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

The Board of Directors determined that Mr. Janeway’s qualifications to serve as a director include his notable business and leadership experience in the all areas of management, particularly in the food industry. He also has experience in the area of wholesale distribution, due to his past position at Wakefern and his knowledge of running and managing companies and his proven track record of success in such endeavors will be invaluable to the Company going forward.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2020 and January 31, 2019.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2020	$190,000	0	0	0	0	0	0	$190,000
	2019	$180,500	0	0	0	0	0	0	$180,500

Matt Brown
President(2)	2020	$211,000	0	0	0	0	0	0	$211,000
	2019	$180,000	0	0	0	0	0	0	$180,000

Lawrence Morgenstein CFO(3)	2020	$132,000	0	0	4,058	0	0	0	$136,058
	2019	$130,000			28,332				$158,332

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.

Mr. Morgenstein was appointed as Chief Financial Officer on April 1, 2018. Upon appointment to this position, Mr. Morgenstein was granted 30,000 options to purchase common stock. The options had a grant date fair value of $28,332. On October 1, 2019, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $4,058.

2020 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable I	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) I	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Number of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Wolf
Chief Executive Officer(1)	0	0	0	0

Matthew Brown
President(2)	0	0	0	0

Steven Burns
Executive Vice President; Director(3)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	25,000	25,000	0	$0.52	7/30/2024

Alfred D’Agostino
Director(4)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	25,000	25,000	0	$0.52	7/30/2024

Thomas Toto
Director(5)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	25,000	25,000	0	$0.52	7/30/2024

Dean Janeway
Director(6)	50,000	0	0	$0.39	4/13/2021
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	25,000	25,000	0	$0.52	7/30/2024

Lawrence Morgenstein(7)
Chief Financial Officer	7,500	0	0	$0.733	9/30/2023
	5,000	2,500	0	$0.749	4/1/2024
	2,500	5,000	0	$0.70	10/1/2024

Brent Smith(8)	6,000	0	0	$0.60	5/2/2021
	12,000	0	0	$1.38	11/2/2022

Chris Styler(8)	18,000	-	0	$0.60	5/2/2021
	6,000	0	0	$1.38	11/2/2022

Dan Mancini (Dougherty)(8)	18,000	0	0	$0.60	5/2/2021
	25,000	25,000	0	$0.52	7/30/2024

Emma Rosario(8)	3,000	0	0	$0.60	5/2/2021
	6,000	0	0	$1.38	11/2/2022

Eric Felice(8)	12,000	0	0	$0.60	5/2/2021
	24,000	0	0	$1.38	11/2/2022

Joe Smith(8)	18,000	-	0	$0.60	5/2/2021
	30,000	0	0	$1.38	11/2/2022

John Kaminsky(8)	6,000	0	0	$0.60	5/2/2021
	6,000	0	0	$1.38	11/2/2022

Pete de Pasquale(8)	6,000	0	0	$0.60	5/2/2021

Priscilla Goldman(8)	6,000	0	0	$0.60	5/2/2021

Rich Franco(8)	6,000	0	0	$0.60	5/2/2021
	6,000	0	0	$1.38	11/2/2022

Scott Shaffer(8)	18,000	0	0	$0.60	5/2/2021

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Janeway was appointed as a director on January 24, 2013

7.	Mr. Morgenstein was appointed Chief Financial Officer on April 1, 2018

8.	Non-Management employee

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

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending January 31, 2019 and 2018.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2020	$51,600	$0	$0	$17,876	$0	$0	$69,876
Steven Burns (1)	2019	$58,000	$0	$0	$17,876	$0	$0	$75,876

Director	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876
Alfred D’Agostino (2)	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876
Thomas Toto (3)	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876
Dean Janeway (4)	2019	$10,000	$0	$0	$17,876	$0	$0	$27,876

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2020. As compensation for his services, Mr. Wolf receives a base salary of $190,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2020. As compensation for his services, Mr. Brown receives a base salary of $186,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 15, 2020 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders
Alta Fox Capital Management, LLC et al	1,785,382	(10)	5.58%
Named Executive Officers and Directors
Carl Wolf	7,426,886	(3)	22.67%
Matthew Brown	5,589,181	(4)	17.41%
Lawrence Morgenstein	15,000	(5)	*
Steven Burns	1,509,643	(6)	4.68%
Alfred D’Agostino	994,501	(7)	3.09%
Thomas Toto	904,443	(8)	2.82%
Dean Janeway	449,336	(9)	1.39%
All executive officers and directors as a group (7 persons)	16,888,990		50.12	%(2)

*Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 15, 2020, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may acquire within 60 days of the conversion of Series A Preferred shares, exercise of debentures, warrants and options; and (b) the denominator is the sum of (i) the total shares of that class outstanding on January 31, 2020 (31,991,241 shares of Common Stock) and (ii) the total number of shares that the beneficial owner may acquire upon exercise of warrants and options. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 482,455 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares. Share total also includes 774,075 shares issuable on the exercise of Warrants.

(4)	5,253,675 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares. Share total includes 107,408 shares issuable on the exercise of Warrants.

(5)	Includes portion of 22,500 stock options which are currently exercisable.

(6)	This amount includes 130,397 shares held by Steven Burns, 10,000 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes 107,407 shares issuable on the exercise of Warrants and options to purchase 125,000 shares of common stock.

(7)	This amount includes 126,938 shares directly held by Alfred D’Agostino, 635,156 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 125,000 shares of common stock.

(8)	This amount includes 679,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes 33,333 shares issuable on the exercise of Warrants and an option to purchase 125,000 shares of common stock.

(9)	This amount includes 201,035 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt. Ten. Share total also includes 107,407 shares issuable on the exercise of Warrants and an option to purchase 125,000 shares of common stock.

(10)	Includes shares held by Alta Fox Opportunities Fund, LP. Alta Fox GenPar, LP serves as general partner of Alta Fox Opportunities Fund, LP and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Alta Fox Equity, LLC serves as the general partner of Alta Fox GenPar, LP, which serves as general partner of Alta Fox Opportunities Fund, LP, and Alta Fox Equity, LLC may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Alta Fox Capital Management, LLC acts as an investment adviser to, and manages investment and trading accounts of Alta Fox Opportunities Fund, LP and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Mr. Haley is the Manager of Alta Fox Capital Management, LLC and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 15, 2020, we have 31,991,241 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of April 15, 2020, no shares of Series A Convertible Preferred Stock are issued and outstanding. The Series A Convertible Preferred Stock shares were convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. We have not paid any cash dividends to the holders of our Common Stock. During the fiscal year ended January 31, 2020, no dividends were paid on the Company’s Series A Preferred Stock.

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

Warrants

As of April 15, 2020, there are outstanding warrants to purchase 6,056,664 of our common shares. All of the warrants are exercisable for a term of five years with an exercise price of $1.00 per share (which expire between June 10, 2020 and April 30, 2021)

Options

As of April 15, 2020, there outstanding options to purchase 914,000 shares of Company Common Stock. Of this amount, 30,000 options at $1.21 per share expire on March 31, 2021, 200,000 options at $0.39 per share expire on April 13, 2021, 12,000 options at $0.49 per share expire on February 1, 2021, 117,000 options at $0.60 per share expire on May 2, 2021, 100,000 options at $1.05 per share expire on June 27, 2022, 90,000 options at $1.38 per share expire on November 5, 2022, 100,000 options at $0.80 expire on September 3, 2023, 250,000 options at $0.52 expire on July 31, 2024, 7,500 options at $0.70 expire on October 1, 2024 and 7,500 options at $0.74 expire on March 31, 2024.

M&T Bank Facility

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The Company also arranged a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new financing replaced the Company’s then-existing Senior Note from Manatuck Hill Partners (which was due on May 1, 2019) in the amount of approximately $1.2 million; working capital and term loans in the amount of approximately $2.8 million payable to EGC and a $250,000 term loan payable to Valley National Bank. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief executive Officer, Carl Wolf.

The effect of the financing as well as an amendment to certain related party financing to notes maturing January 2024 is to reclassify approximately $3.4 million from short-term liabilities to long-term loans. The Company estimates it initially will be paying a 6.5% per annum interest rate on the new financing, versus an average of over 12.5% per annum on the prior financing it replaces.

The Company recorded a one-time charge of $121,500 for termination of its existing loans in the month of January 2019 and will also amortize origination fees of $89,000 on the new facility.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2020 and January 31, 2019, were $56,920 and $41,000, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2020 and January 31, 2019 were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2020 and January 31, 2019 were $7,500 and $7,500, respectively.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: April 23, 2020	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Morgenstein
	Name:	Lawrence Morgenstein
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	April 23, 2020
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	April 23, 2020
Matthew Brown

/s/ Lawrence Morgenstein	Chief Financial Officer	April 23, 2020
Lewis Ochs

/s/ Steven Burns	Director	April 23, 2020
Steven Burns

/s/ Alfred D’Agostino	Director	April 23, 2020
Alfred D’Agostino

/s/ Tom Toto	Director	April 23, 2020
Tom Toto

/s/ Dean Janeway	Director	April 23, 2020
Dean Janeway

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

April 23, 2020

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2020	January 31, 2019
		(As Revised)
Assets

Current Assets:
Cash	$393,683	$609,409
Accounts receivable, net	3,727,887	2,650,824
Inventories	1,246,417	1,347,589
Prepaid expenses	252,268	155,178
Total current assets	5,620,255	4,763,000

Property and equipment, net	2,805,843	2,884,594

Operating lease right of use assets, net	1,490,794	-

Deposits	20,177	20,177
Total Assets	$9,937,069	$7,667,771

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,552,790	$3,061,932
Term loan	423,799	500,000
Operating lease liability	126,516	-
Finance leases payable	105,126	53,730
Total current liabilities	4,208,231	3,615,662

Term loan – net	-	1,914,401
Line of credit – net	2,997,348	2,612,034
Operating lease liability – net	1,372,349	-
Finance leases payable – net	315,234	162,527
Notes payable - related party	641,844	641,844
Total long-term liabilities	5,326,775	5,330,806

Total Liabilities	9,535,006	8,946,468

Commitments and contingencies

Stockholders’ Equity (Deficit):
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2020 and 2019, 0 and 0 shares outstanding as of January 31, 2020 and 2019	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,991,241 and 31,866,241 shares issued and outstanding as of January 31, 2020 and 2019	321	320
Additional paid in capital	16,695,352	16,547,287
Accumulated deficit	(16,144,110)	(17,676,804)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity (Deficit)	402,063	(1,278,697)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,937,069	$7,667,771

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	January 31, 2020	January 31, 2019
		(As Revised)

Sales-net of slotting fees and discounts	$34,837,447	$28,474,374

Costs of sales	23,766,137	18,580,489

Gross profit	11,071,310	9,893,885

Operating expenses:
Research and development	114,626	130,920
General and administrative	8,873,260	8,294,450
Total operating expenses	8,987,886	8,425,370

Income from operations	2,083,424	1,468,515

Other expenses
Interest	(482,995)	(881,702)
Amortization of debt discount	(67,735)	(133,314)
Total other expenses	(550,730)	(1,015,016)

Net income before income tax provision	1,532,694	453,499

Income tax provision	-	-

Net income	1,532,694	453,499

Net income per common share
– basic	$0.05	$0.01
– diluted	$0.04	$0.01

Weighted average common shares outstanding
– basic	31,949,803	31,843,755
– diluted	34,339,256	32,521,821

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Period from February 1, 2018 through January 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 1, 2018	-	$-	31,753,437	$319	(230,000)	$(149,500)	$16,344,794	$(18,130,303)	$(1,934,690)

Stock options issued for services	-	-	-	-	-	-	162,494	-	162,494

Common stock issued for the exercise of options	-	-	40,000	-	-	-	40,000	-	40,000

Common stock issued for the exercise of warrants	-	-	72,804	1	-	-	(1)	-	-

Net income (As Revised)	-	-	-	-	-	-	-	453,499	453,499

Balance, January 31, 2019 (As Revised)	-	-	31,866,241	320	(230,000)	(149,500)	16,547,287	(17,676,804)	(1,278,697)

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Stock options issued for services	-	-	-	-	-	-	76,191	-	76,191

Net income	-	-	-	-	-	-	-	1,532,694	1,532,694
Balance, January 31, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	January 31, 2020	January 31, 2019
		(As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,532,694	$453,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	640,246	679,005
Amortization of debt discount	67,735	133,314
Share-based compensation	93,862	162,494
Amortization of right of use assets	109,036	-
Changes in operating assets and liabilities:
Accounts receivable	(1,077,063)	433,891
Inventories	101,172	(523,313)
Prepaid expenses	(42,886)	106,802
Accounts payable and accrued expenses	490,858	(2,284)
Operating lease liability	(100,965)	-
Net Cash Provided by Operating Activities	1,814,689	1,443,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(268,106)	(1,033,724)
Net Cash Used in Investing Activities	(268,106)	(1,033,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable – related party	-	(7,812)
Borrowings from term loan	-	2,800,000
Repayment of term loan	(2,058,337)	(1,058,615)
Repayment of note payable	-	(2,130,625)
Borrowings (repayments) of line of credit, net	385,314	(90,356)
Proceeds from capital lease	-	213,250
Repayment of capital lease obligations	(89,376)	(26,993)
Debt issuance costs	-	(120,446)
Proceeds from exercise of options	-	40,000
Net Cash Used in Financing Activities	(1,762,399)	(381,597)

Net Increase (Decrease) in Cash	(215,726)	28,087

Cash - Beginning of Period	609,409	581,322

Cash - End of Period	$393,683	$609,409
		-
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$548,894	$638,029

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$1,599,830	$-
Finance lease asset additions	$293,479	$30,000
Accrued interest on note payable reclassified to principal	$-	$392,702
Common stock issued for services to be rendered	$71,875	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2020

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2020 and 2019.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of January 31, 2020 and 2019, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2020 and 2019:

	January 31, 2020	January 31, 2019
		(As Revised)
Raw Materials	$893,204	$556,703
Work in Process	37,764	38,769
Finished goods	315,449	752,117
	$1,246,417	$1,347,589

Property and Equipment

Property and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.

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

On February 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $1,599,830 related to the operating lease for office and warehouse space. Results for the year ended January 31, 2020 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2020 and 2019 were $114,626 and $130,920, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Years Ended
	January 31, 2020	January 31, 2019
		(As Revised)
Gross Sales	$35,455,541	$28,904,449
Less: Slotting, Discounts, Allowances	618,094	430,075
Net Sales	$34,837,447	$28,474,374

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2020 and 2019:

	For the Year Ended
	January 31, 2020	January 31, 2019
		(As Revised)
Northeast	$11,857,813	$8,339,738
Southeast	8,523,577	8,134,168
Midwest	5,024,197	6,013,536
West	5,823,215	4,135,590
Southwest	4,226,739	2,281,417
Total revenue	$35,455,541	$28,904,449

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2020 and 2019 were $1,698,181 and $1,729,448, respectively.

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

For the years ended January 31, 2020 and 2019, share-based compensation amounted to $93,862 and $162,494, respectively, relating to shares of common stock and options issued to employees and consultants for services.

For the years ended January 31, 2020 and 2019, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2020	January 31, 2019
Risk-free interest rate	1.52 – 2.29%	1.99 - 2.78%
Expected life of grants	3 – 3.25 years	2 - 3 years
Expected volatility of underlying stock	127 - 150%	154 - 172%
Dividends	0%	0%

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

	For the Years Ended
	January 31, 2020	January 31, 2019
		(As Revised)
Numerator:
Net income attributable to common stockholders	$1,532,694	$453,499
Effect of dilutive securities:	—	—

Diluted net income	$1,532,694	$453,499

Denominator:
Weighted average common shares outstanding - basic	31,949,803	31,843,755
Dilutive securities (a):
Series A Preferred	-	-
Options	397,664	136,400
Warrants	1,991,789	541,666

Weighted average common shares outstanding and assumed conversion – diluted	34,339,256	32,521,821

Basic net income per common share	$0.05	$0.01

Diluted net income per common share	$0.04	$0.01

(a) - Anti-dilutive securities excluded:	-	3,098,667

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of January 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which will require recognition on the balance sheet for the rights and obligations created by leases with terms greater than twelve months. The new standard is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance at the beginning of its first quarter of fiscal 2020 and utilized the transition option which does not require application of the guidance to comparative periods in the year of adoption. The primary effect of adoption of ASU 2016-02 is recording right-of-use assets and corresponding lease obligations for operating leases. The adoption had a material impact on the Company’s consolidated balance sheets, but not on the consolidated statements of income or cash flows.

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

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The adoption of the new standard did not have a significant impact on its consolidated financial statements.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The adoption of the new standard did not have a significant impact on its consolidated financial statements.

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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on January 31, 2020 and January 31, 2019 are as follows:

	January 31, 2020	January 31, 2019
Machinery and Equipment	$3,176,638	$2,662,403
Furniture and Fixtures	89,443	81,099
Leasehold Improvements	2,933,865	2,894,949
	6,199,946	5,638,451
Less: Accumulated Depreciation	3,394,103	2,753,857
	$2,805,843	$2,884,594

Depreciation expense charged to income for the years ended January 31, 2020 and 2019 amounted to $640,246 and $679,005, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2020 and 2019, the Company’s ownership interest in MO was 12% and 12%, respectively. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to the Company as a part of the wind down.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the years ended January 31, 2020 and 2019, the Company generated $53,984 and $106,596 in revenues from MO, respectively.

As of January 31, 2020 and January 31, 2019, the Company had a receivable of $1,604 and $57,374 due from MO, respectively.

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the years ended January 31, 2020 and 2019, the Company recorded $48,000 and $48,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of January 31, 2020 and 2019, the outstanding principal balance of the notes was $109,844.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At January 31, 2020 and 2019, there was $400,000 of principal outstanding.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At January 31, 2020 and 2019, there was $132,000 of principal outstanding, respectively.

For the years ended January 31, 2020 and 2019, the Company recorded interest expense of $44,131 and $45,150, respectively, related to the above related party notes payable. As of January 31, 2020 and 2019, there was $2,863 and $48,141 of accrued interest on the above related party notes, respectively.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $17,864 and $85,599 as of January 31, 2020 and 2019, respectively. The outstanding balance on the term loan was $441,663 and $2,500,000 as of January 31, 2020 and 2019, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,997,348 and $2,612,034 as of January 31, 2020 and 2019, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 5 and 6) are as follows:

For the Years Ending January 31,
2021	$441,663
2022	-
2023	2,997,348
2024	641,844
$4,080,855

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

The components of lease expense were as follows:

Year Ended January 31, 2020
Finance leases:
Depreciation of assets	$100,703
Interest on lease liabilities	23,130
Operating leases	257,763
Short-term lease	7,653
Total net lease cost	$389,249

Supplemental balance sheet information related to leases was as follows:

January 31, 2020
Operating leases:
Operating lease ROU assets	$1,490,794

Current operating lease liabilities, included in current liabilities	$126,516
Noncurrent operating lease liabilities, included in long-term liabilities	1,372,349
Total operating lease liabilities	$1,498,865

Finance leases:
Property and equipment, at cost	$550,269
Accumulated depreciation	131,266
Property and equipment, net	$419,003

Current obligations of finance leases, included in current portion of long-term debt	$105,126
Finance leases, net of current obligations, included in long-term debt	315,234
Total finance lease liabilities	$420,360

Supplemental cash flow and other information related to leases was as follows:

Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,965
Financing cash flows from finance leases	92,928

ROU assets obtained in exchange for lease liabilities:
Operating leases	$1,599,830
Finance leases	293,479

Weighted average remaining lease term (in years):
Operating leases	7.8
Finance leases	3.6

Weighted average discount rate:
Operating leases	6.54%
Finance leases	5.67%

Total future minimum payments required under the lease obligations as of January 31, 2020 are as follows:

Twelve Months Ending January 31,
2021	$353,082
2022	364,988
2023	340,957
2024	268,254
2025	243,344
Thereafter	886,833
Total lease payments	$2,457,458
Less: amounts representing interest	(538,233)
Total lease obligations	$1,919,225

Note 9 - Concentrations

Revenues

During the year ended January 31, 2020, the Company earned revenues from three customers representing approximately 46%, 11% and 10% of gross sales. During the year ended January 31, 2020, these three customers represented approximately 34%, 16% and 8% of total gross outstanding receivables, respectively. During the year ended January 31, 2019, the company earned revenues from two customers representing approximately 50% and 10% of gross sales. As of January 31, 2019, three customers represented approximately 44%, 19% and 13% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Deficit

Common Stock

On June 1, 2019, the Company issued 125,000 shares of its common stock to a consultant for services to be rendered. At the date of grant, the shares had a fair value of $71,875 and is included in prepaid expenses on the consolidated balance sheets. During the year ended January 31, 2020, the Company recorded $17,671 of stock-based compensation related to these shares.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2018	866,000	$0.87
Exercisable – January 31, 2018	699,000	$0.78
Granted	130,000	$0.89
Exercised	(40,000)	$1.00
Forfeited/Cancelled	(307,000)	$0.98
Outstanding – January 31, 2019	649,000	$0.77
Exercisable – January 31, 2019	521,500	$0.71
Granted	265,000	$0.53
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2020	914,000	$0.70
Exercisable – January 31, 2020	779,000	$0.73

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	914,000	2.61	$0.70	779,000	$0.73

At January 31, 2020, the total intrinsic value of options outstanding and exercisable was $721,446 and $592,519, respectively.

During the year ended January 31, 2020, the Company issued to 265,000 options to the members of the Board of Directors and an employee. The options have an exercise price range of $0.52 to $0.74 per share, a term of 5 years, and 1-year vesting. The options have an aggregated fair value of approximately $94,374 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

During the year ended January 31, 2019, 40,000 options were exercised by the option holders. The Company issued 40,000 shares of common stock as a result of this exercise and received proceeds of $40,000. No options were exercised during the year ended January 31, 2020.

For the years ended January 31, 2020 and 2019, the Company recognized share-based compensation related to options of an aggregate of $76,191 and $162,494, respectively. At January 31, 2020, unrecognized share-based compensation was $47,211.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2018	7,061,399	$1.06
Exercisable – January 31, 2018	7,061,399	$1.06
Granted	-	$-
Exercised	(482,734)	$1.00
Forfeited/Cancelled	(333,334)	$1.50
Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(188,667)	$1.57
Outstanding – January 31, 2020	6,056,664	$1.00
Exercisable – January 31, 2020	6,056,664	$1.00

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	6,056,664	0.87	$1.00	6,056,664	$1.00

At January 31, 2020, the total intrinsic value of warrants outstanding and exercisable was $2,967,765 and $2,967,765, respectively.

During the year ended January 31, 2020, no warrants were exercised by the warrant holders.

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

The Company incurred $463,540 and $413,497 of royalty expenses for the years ended January 31, 2020 and 2019. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

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

Advisory Agreement

The Company entered into an Advisory Agreement with Spartan effective June 1, 2019 (the “Advisory Agreement”). Pursuant to the agreement, the Company shall pay to Spartan a non-refundable monthly fee of $5,000 over a 21-month period. Additionally, the Company granted Spartan 125,000 shares of common stock which are considered fully-paid and non-assessable upon execution of the agreement. During the term or this Agreement, the Consultant will provide non-exclusive consulting services related to general corporate matters, including, but not limited to (i) advice and input with respect to raising capital and potential M&A transactions, (ii) identifying suitable personal for management and Board positions (iii) developing corporate structure and finance strategies, (iv) assisting the Company with strategic introductions, (v) assisting management with enhancing corporate and shareholder value, and (vi) introducing the Company to potential investors (collectively, the “Advisory Services”). The advisory agreement was terminated according to its terms on March 31, 2020.

Note 12 - Income Tax Provision (Benefit)

The income tax provision (benefit) consists of the following:

	January 31, 2020	January 31, 2019
		(As Revised)
Federal
Current	$-	$-
Deferred	(323,546)	(159,228)
State and Local
Current
Deferred	(352,350)	(224,720)
Change in valuation allowance	675,896	383,948
Income tax provision (benefit)	$-	$-

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

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $9.5 million and $10.8 million at January 31, 2020 and 2019, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $8.8 million and $10.0 million at January 31, 2020 and 2019, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended January 31, 2020 and 2019, the change in the valuation allowance was $675,896 and $383,948, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2020 and 2019, respectively. As of January 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2020	Year Ended January 31, 2019
		(As Revised)
Net operating loss carryovers	$2,071,751	$2,820,660

Total deferred tax assets	2,071,751	2,820,660
Valuation allowance	(2,177,802)	(2,853,698)
Deferred tax asset, net of valuation allowance	(106,051)	(33,038)

Deferred Tax Liabilities
Other deferred tax liabilities	106,051	33,038
Total deferred tax liabilities	$106,051	$33,038
Net deferred tax asset (liability)	$-	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2020	Year Ended January 31, 2019
		(As Revised)
US Federal statutory rate	(21.00)%	(21.00)%
State income tax, net of federal benefit	(8.98)	(8.98)
Deferred tax adjustment	(0.57)	(4.26)
Change in valuation allowance	33.72	30.52
Other permanent differences	(3.17)	3.72
Income tax provision (benefit)	-%	-%

Note 13 – Revision of Prior Year Financial Statements

The Company’s corrections of the prior year financial statements were a result of the following:

●	Management encountered a billing error with one of its customers which resulted in overstated revenue, and

●	Management incorrectly classified supplies as inventories.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements for the fiscal year ended January 31, 2019 should be revised to reflect the correction of these errors.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

Effects on respective financial statements are as noted below:

	January 31, 2019
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Assets
Accounts receivable	$2,698,562	$(47,738)	$2,650,824
Inventories	1,396,400	(48,811)	1,347,589
Total Current Assets	4,859,549	(96,549)	4,763,000
Total Assets	$7,764,320	$(96,549)	$7,667,771

Stockholders’ Deficit
Accumulated deficit	$(17,580,255)	$(96,549)	$(17,676,804)
Total Stockholders’ Deficit	(1,182,148)	(96,549)	(1,278,697)
Total Liabilities and Stockholders’ Deficit	7,764,320	(96,549)	7,667,771

	For the year ended January 31, 2019
	As Previously Reported	Adjustments	As Revised
Statement of Operations
Sales – net of slotting fees and discounts	$28,522,112	$(47,738)	$28,474,374
Cost of sales	18,531,678	48,811	18,580,489
Gross profit	9,990,434	(96,549)	9,893,885
Income from operations	1,565,064	(96,549)	1,468,515
Net income	550,048	(96,549)	453,499
Net income attributable to common stockholders	$550,048	$(96,549)	$453,499
Basic and diluted income per share	$0.02	$(0.01)	0.01

Statements of Cash Flows
Net income	$550,048	$(96,549)	$453,499
Accounts receivable	386,153	47,738	433,891
Inventories	(572,124)	48,811	(523,313)
Net Cash Provided by Operating Activities	1,443,408	-	1,443,408

	For the year ended January 31, 2019
	As Previously Reported	Adjustments	As Revised
Statement of Stockholders’ Deficit
Net income	$550,048	$(96,549)	$453,499
Accumulated deficit ending balance	$(17,580,255)	$(96,549)	$(17,676,804)
Total stockholders’ deficit ending balance	$(1,182,148)	$(96,549)	$(1,278,697)

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States, including New Jersey, where the Company is headquartered, have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While all of the Company’s operations are located in the United States, it participates in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact its ability to conduct normal business operations, which could adversely affect the Company’s results of operations and liquidity. Disruptions to the Company’s supply chain and business operations, or to its suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of its suppliers’ or customers’ products, any of which could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. If the Company needs to close any of its facilities or a critical number of our employees become too ill to work, the production ability could be materially adversely affected in a rapid manner. Similarly, if the Company’s customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for its products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company or its suppliers and customers operate. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

On April 21, 2020, the Company was advised that its principal bank, M&T, had approved a $330,000 loan under the Paycheck Protection Program (PPP) pursuant to the Coronavirus Aid, Relief and Economic Security (CARES) Act that was signed into law on March 27, 2020.

As a U.S. small business, MamaMancini’s has qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incent companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic.

The Loan, evidenced by a promissory note to M&T Bank as lender, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration (SBA). The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the Loan may be forgiven if at least 75 percent of the Loan proceeds are used by MamaMancini’s to cover payroll costs, including benefits and if the Company maintains its employment and compensation within certain parameters during the eight-week period following the loan origination date and complies with other relevant conditions. As written in the CARES Act, MamaMancini’s expects to utilize these funds to cover payroll costs to allow for continuous, high-quality operations.

Other than the above-stated Subsequent Event, the Company has evaluated the existence of events and transactions subsequent to the balance sheet date through the date the consolidated financial statements were issued and has determined that there were no significant subsequent events or transactions that would require recognition or disclosure in the financial statements.

