Form 10-Q
period 2020-04-30
MamaMancini's Holdings, Inc.
filed 2020-06-15
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2020

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

As of June 11, 2020, there were 31,991,241 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020

Page(s)

Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and January 31, 2020	F-2

Condensed Consolidated Statements of Operations for the Three Months ended April 30, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 1, 2020 through April 30, 2020 and the Period from February 1, 2019 to April 30, 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2020 and 2019 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2020	January 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$1,814,028	$393,683
Accounts receivable, net	3,967,266	3,727,887
Inventories	1,180,653	1,246,417
Prepaid expenses	262,034	252,268
Total current assets	7,223,981	5,620,255

Property and equipment, net	2,975,261	2,805,843

Operating lease right of use assets, net	1,456,998	1,490,794

Deposits	20,177	20,177
Total Assets	$11,676,417	$9,937,069

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,830,965	$3,552,790
Term loan	304,148	423,799
Operating lease liability	131,752	126,516
Finance leases payable	148,779	105,126
Promissory note	330,505	-
Total current liabilities	4,746,149	4,208,231

Line of credit – net	3,147,348	2,997,348
Operating lease liability – net	1,335,738	1,372,349
Finance leases payable – net	469,968	315,234
Notes payable - related party	641,844	641,844
Total long-term liabilities	5,594,898	5,326,775

Total Liabilities	10,341,047	9,535,006

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2020 and January 31, 2020, 0 and 0 shares outstanding as of April 30, 2020 and January 31, 2020	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 31,991,241 and 31,866,241 shares issued and outstanding as of April 30, 2020 and January 31, 2020	321	321
Additional paid in capital	16,722,457	16,695,352
Accumulated deficit	(15,237,908)	(16,144,110)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	1,335,370	402,063
Total Liabilities and Stockholders’ Equity	$11,676,417	$9,937,069

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	April 30, 2020	April 30, 2019

Sales-net of slotting fees and discounts	$11,100,919	$7,364,824

Cost of sales	7,373,319	4,933,770

Gross profit	3,727,600	2,371,054

Operating expenses:
Research and development	29,481	25,326
General and administrative	2,722,165	1,866,162
Total operating expenses	2,751,646	1,891,488

Income from operations	975,954	479,566

Other expenses
Interest	(64,402)	(116,612)
Amortization of debt discount	(5,350)	(7,288)
Total other expenses	(69,752)	(123,900)

Net income before income tax provision	906,202	355,666

Income tax provision	-	-

Net income	906,202	355,666

Net income per common share
– basic	$0.03	$0.01
– diluted	$0.03	$0.01

Weighted average common shares outstanding
– basic	31,991,241	31,866,240
– diluted	33,946,276	32,098,426

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from February 1, 2020 through April 30, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	27,105	-	27,105

Net income	-	-	-	-	-	-	-	906,202	906,202
Balance, April 30, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,722,457	$(15,237,908)	$1,335,370

For the Period from February 1, 2019 through April 30, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,676,804)	$(1,278,697)

Stock options issued for services	-	-	-	-	-	-	17,257	-	17,257

Net income	-	-	-	-	-	-	-	355,666	355,666
Balance, April 30, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,564,544	$(17,321,138)	$(905,774)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	April 30, 2020	April 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$906,202	$355,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	159,793	180,485
Amortization of debt discount	5,350	7,288
Share-based compensation	27,105	17,257
Amortization of right of use assets	33,796	10,658
Changes in operating assets and liabilities:
Accounts receivable	(239,379)	363,046
Inventories	65,764	(63,584)
Prepaid expenses	(9,766)	(98,651)
Accounts payable and accrued expenses	278,175	(87,411)
Operating lease liability	(31,375)	(9,851)
Net Cash Provided by Operating Activities	1,195,665	674,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(105,616)	(242,820)
Net Cash Used in Investing Activities	(105,616)	(242,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(125,001)	(325,001)
Proceeds from promissory note	330,505	-
Borrowings (repayments) of line of credit, net	150,000	(15,865)
Repayment of capital lease obligations	(25,208)	(14,121)
Net Cash Provided by (Used in) Financing Activities	330,296	(354,987)

Net Increase in Cash	1,420,345	77,096

Cash - Beginning of Period	393,683	609,409

Cash - End of Period	$1,814,028	$686,505
		-
SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$67,265	$151,968

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$-	$1,599,830
Finance lease asset additions	$223,598	$54,163

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2020

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and frozen products. The Company’s products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s customers are located throughout the United States, with a large concentration in the Northeast and Southeast.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2020 filed on April 23, 2020. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2020 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2021.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2020 and January 31, 2020.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of April 30, 2020 and January 31, 2020, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2020 and January 31, 2020:

	April 30, 2020	January 31, 2020
Raw Materials	$735,082	$893,204
Work in Process	35,250	37,764
Finished goods	410,321	315,449
	$1,180,653	$1,246,417

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

Refer to Note 8. Leases for additional disclosures required by ASC 842.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2020 and 2019 were $29,481 and $25,326, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	April 30, 2020	April 30, 2019
Gross Sales	$11,241,304	$7,456,956
Less: Slotting, Discounts, Allowances	140,385	92,132
Net Sales	$11,100,919	$7,364,824

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2020 and 2019:

	For the Three Months Ended
	April 30, 2020	April 30, 2019
Northeast	$3,238,759	$2,396,830
Southeast	3,367,612	1,861,809
Midwest	1,536,749	987,186
West	1,824,215	1,260,184
Southwest	1,273,969	950,947
Total revenue	$11,241,304	$7,456,956

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2020 and 2019 were $381,948 and $342,822, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans in accordance with ASC 718.

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

For the three months ended April 30, 2020 and 2019, share-based compensation amounted to $27,105 and $17,257, respectively.

For the three months ended April 30, 2020 and 2019, when computing fair value of share-based payments, the Company has considered the following variables:

	April 30, 2020	April 30, 2019
Risk-free interest rate	0.37%	2.29%
Expected life of grants	3.5 years	3.5 years
Expected volatility of underlying stock	125%	150%
Dividends	0%	0%

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Three Months Ended
	April 30, 2020	April 30, 2019
Numerator:
Net income attributable to common stockholders	$906,202	335,666
Effect of dilutive securities:	—	—

Diluted net income	$906,202	$335,666

Denominator:
Weighted average common shares outstanding - basic	31,991,241	31,866,240
Dilutive securities (a):
Series A Preferred	-	-
Options	468,161	108,854
Warrants	1,486,874	123,332

Weighted average common shares outstanding and assumed conversion – diluted	33,946,276	32,098,426

Basic net income per common share	$0.03	$0.01

Diluted net income per common share	$0.03	$0.01

(a) - Anti-dilutive securities excluded:	-	3,106,167

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to the income tax provision.

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

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on April 30, 2020 and January 31, 2020 are as follows:

	April 30, 2020	January 31, 2020
Machinery and Equipment	$3,453,251	$3,176,638
Furniture and Fixtures	107,256	89,443
Leasehold Improvements	2,968,650	2,933,865
	6,529,157	6,199,946
Less: Accumulated Depreciation	3,553,896	3,394,103
	$2,975,261	$2,805,843

Depreciation expense charged to income for the three months ended April 30, 2020 and 2019 amounted to $159,793 and $180,485, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At April 30, 2020 and January 31, 2020, the Company’s ownership interest in MO was 0% and 12%, respectively. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to the Company as a part of the wind down.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended April 30, 2020 and 2019, the Company generated approximately $0 and $29,338 in revenues from MO, respectively.

As of April 30, 2020 and January 31, 2020, the Company had a receivable of $0 and $1,604 due from MO, respectively.

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended April 30, 2020 and 2019, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of April 30, 2020 and January 31, 2020, the outstanding principal balance of the notes was $109,844.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At April 30, 2020 and January 31, 2020, there was $400,000 of principal outstanding.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At April 30, 2020 and January 31, 2020, there was $132,000 of principal outstanding, respectively.

For the three months ended April 30, 2020 and 2019, the Company recorded interest expense of $11,775 and $10,888, respectively, related to the above related party notes payable. At April 30, 2020 and January 31, 2020, there was $2,863 of accrued interest on the above related party notes.

Other Related Party Transactions

The Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $14,570.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $12,514 and $17,864 as of April 30, 2020 and January 31, 2020, respectively. The outstanding balance on the term loan was $316,662 and $441,663 as of April 30, 2020 and January 31, 2020, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $3,147,348 and $2,997,348 as of April 30, 2020 and January 31, 2020, respectively.

Future maturities of all debt (excluding debt discount discussed above in Notes 5 and 6) are as follows:

For the Twelve Months Ending April 30,
2021	$647,167
2022	-
2023	3,147,348
2024	641,844
$4,436,359

Note 7 – Promissory Note

On April 21, 2020, the Company entered into a term note with its principal bank, M&T, with a principal amount of $330,000 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The Company returned the $330,505 received from the Paycheck Protection Program on May 6, 2020, inclusive of interest.

Note 8 - Leases

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	April 30, 2020	April 30, 2019
Finance lease
Depreciation of assets	$32,389	$16,567
Interest on lease liabilities	7,827	7,167
Operating leases	78,183	62,991
Short-term lease	-	2,087
Total net lease cost	$118,399	$88,812

Supplemental balance sheet information related to leases was as follows:

	April 30, 2020	January 31, 2020
Operating leases:
Operating lease ROU assets	$1,456,998	$1,490,794

Current operating lease liabilities, included in current liabilities	$131,752	$126,516
Noncurrent operating lease liabilities, included in long-term liabilities	1,335,738	1,372,349
Total operating lease liabilities	$1,467,490	$1,498,865

Finance leases
Property and equipment, at cost	$773,867	$550,269
Accumulated depreciation	163,655	131,266
Property and equipment, net	$610,212	$419,003

Current obligations of finance lease liabilities, included in current liabilities	$148,779	$105,126
Finance leases, net of current obligations, included in long-term liabilities	469,968	315,234
Total finance lease liabilities	$618,747	$420,360

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended April 30, 2020	For the Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,375	$807
Financing cash flows from finance leases	25,208	14,121

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$1,599,830
Finance leases	223,598	54,163

Weighted average remaining lease term (in years):
Operating leases	7.6	9.7
Finance leases	4.0	3.2

Weighted average discount rate:
Operating leases	6.54%	6.54%
Finance leases	4.96%	7.17%

For the Twelve Months Ending April 30,
2021	$405,100
2022	408,696
2023	372,872
2024	314,943
2025	279,198
Thereafter	833,867
Total lease payments	$2,614,676
Less: amounts representing interest	(528,439)
Total lease obligations	$2,086,237

Note 9 - Concentrations

Revenues

During the three months ended April 30, 2020, the Company earned revenues from three customers representing approximately 44%, 10% and 10% of gross sales. As of April 30, 2020, these three customers represented approximately 40%, 16% and 9% of total gross outstanding receivables, respectively. During the three months ended April 30, 2019, the Company earned revenues from three customers representing approximately 44%, 12% and 10% of gross sales. As of April 30, 2019, three customers represented approximately 45%, 14% and 12% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Equity

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2020	914,000	$0.77
Exercisable – January 31, 2020	779,000	$0.71
Granted	7,500	$1.16
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2020	921,500	$0.70
Exercisable – April 30, 2020	846,500	$0.72

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	921,500	2.38	$0.70	846,500	$0.72

At April 30, 2020, the total intrinsic value of options outstanding and exercisable was $825,286 and $748,949, respectively.

During the three months ended April 30, 2020, the Company issued to 7,500 options to an employee. The options have an exercise price of $1.16 per share, a term of 5 years, and 2-year vesting. The options have an aggregated fair value of approximately $7,617 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

For the three months ended April 30, 2020 and 2019, the Company recognized share-based compensation related to options of an aggregate of $27,105 and $17,257, respectively. At April 30, 2020, unrecognized share-based compensation was $27,723.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2020	6,056,664	$1.21
Exercisable – January 31, 2020	6,056,664	$1.21
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2020	6,056,664	$1.21
Exercisable – April 30, 2020	6,056,664	$1.21

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – 1.50	6,056,664	0.62	$1.21	6,056,664	$1.21

At April 30, 2020, the total intrinsic value of warrants outstanding and exercisable was $3,633,998 and $3,633,998, respectively.

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

The Company incurred $161,627 and $116,466 of royalty expenses for the three months ended April 30, 2020 and 2019, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

In May 2020, a warrant holder converted 80,000 warrants on a cashless basis into 36,757 shares of common stock.

In May 2020, a warrant holder exercised 148,148 warrants at $1.00 per share into 148,148 shares of common stock. The Company received aggregate proceeds of $148,148 upon exercise.

In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 for aggregate proceeds of $7,200.

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

Results of Operations for the Three Months ended April 30, 2020 and 2019

The following table sets forth the summary statements of operations for the three months ended April 30, 2020 and 2019:

	Three Months Ended
	April 30, 2020	April 30, 2019
Sales - Net of Slotting Fees and Discounts	$11,100,919	$7,364,824
Gross Profit	$3,727,600	$2,371,054
Operating Expenses	$(2,751,646)	$(1,891,488)
Other Expenses	$(69,752)	$(123,900)
Net Income	$906,202	$355,666

For the three months ended April 30, 2020 and 2019, the Company reported net income of $906,202 and $355,666, respectively. The change in net income between the three months ended April 30, 2020 and 2019 was primarily attributable to an increase in sales of 51% and an increase in gross profit (34% of sales as discussed below) in addition to a decrease in interest expense offset by increases in operating expenses.

Sales: Sales, net of slotting fees and discounts increased by approximately 51% to $11,100,919 during the three months ended April 30, 2020, from $7,364,824 during the three months ended April 30, 2019. During the three months ended April 30, 2020, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 34% for the three months ended April 30, 2020 compared to 32% for the three months ended April 30, 2019. Gross margin increased due to higher plant operations and efficiency and a change in product mix.

Operating Expenses: Operating expenses increased by 45% during the three months ended April 30, 2020, as compared to the three months ended April 30, 2019. Operating expenses decreased as a percentage of sales from 26% in 2019 to 25% in 2020. The $860,158 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $344,615 due to increased sales and change of customer mix;

●	Professional fees of $124,795 due to an increase in investor relations and investment banking activities, including a non-recurring expense of $52,289 for the termination of such services with an investment banker;

●	Commission expense of $120,754 directly related to increased sales;

●	Payroll and related expenses of $73,391 due to the addition of a Senior Executive in 2020;

●	Royalties of $45,161 due to directly related to increased sales; and

●	Advertising and promotion of $40,194 due to higher promotional expenses for merchandising activity related to higher sales, and increased Sirius Radio advertising campaign.

Other Expense: Other expenses decreased by $54,148 to $69,752 for the three months ended April 30, 2020 as compared to $123,900 during the three months ended April 30, 2019. For three months ended April 30, 2020, other expenses consisted of $64,402 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount. For three months ended April 30, 2019, other expenses consisted of $116,612 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $7,288 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2020 compared to January 31, 2020:

	April 30, 2020	January 31, 2020	Increase
Current Assets	$7,223,981	$5,620,255	$1,603,726
Current Liabilities	$4,746,149	$4,208,231	$537,918
Working Capital	$2,477,832	$1,412,024	$1,065,808

As of April 30, 2020, we had working capital of $2,477,832 as compared to a working capital of $1,412,024 as of January 31, 2020, an increase of $1,065,808. In addition to the increase in sales and net income, the increase in working capital is primarily attributable to an increase in cash of $1,420,345, an increase in accounts receivable of $239,379 and an increase in prepaid expenses of $9,766. These amounts were offset by a decrease in inventories of $65,764, an increase in accounts payable and accrued expenses of $278,175 and a $259,743 net increase in the current portion of lease and debt obligations.

Net cash provided by operating activities for the three months ended April 30, 2020 and 2019 was $1,195,665 and $674,903, respectively. Cash provided by operations is primarily attributable to the net income for the three months ended April 30, 2020 and 2019 of $906,202 and $355,666, respectively.

Net cash used in all investing activities for the three months ended April 30, 2020 was $105,616 as compared to $242,820 for the three months ended April 30, 2019, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash provided by all financing activities for the three months ended April 30, 2020 was $330,296 as compared to $354,987 used in financing activities for the three months ended April 30, 2019. During the three months ended April 30, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and the Company’s net borrowings on its line of credit increased by $150,000 over the prior year comparable period. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020. These cash in-flows were offset by payments on its term loan of $125,001 and $25,208 paid for capital lease payments. During the three months ended April 30, 2019, the Company made net repayments of the line of credit of $15,865, payments of term loan of $325,001 and $14,121 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $906,202 and $1,195,665, respectively, for the three months ended April 30, 2020.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through the fiscal year ending January 31, 2021, the Company may require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In that event, the Company would be required to change its growth strategy and seek funding on that basis, though there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

Recent Accounting Pronouncements

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

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States, including New Jersey, where the Company is headquartered, have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While all of the Company’s operations are located in the United States, it participates in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact its ability to conduct normal business operations, which could adversely affect the Company’s results of operations and liquidity. Disruptions to the Company’s supply chain and business operations, or to its suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of its suppliers’ or customers’ products, any of which could have adverse ripple effects on the Company’s manufacturing output and delivery schedule. If the Company needs to close any of its facilities or a critical number of our employees become too ill to work, the production ability could be materially adversely affected in a rapid manner. Similarly, if the Company’s customers experience adverse business consequences due to COVID-19, or any other pandemic, demand for its products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which the Company or its suppliers and customers operate. Any of these uncertainties could have a material adverse effect on the business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of the Company’s data centers or its critical business or information technology systems would severely affect the ability to conduct normal business operations and, as a result, the operating results would be adversely affected.

Off Balance Sheet Arrangements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2020 and June 9, 2020 the Company had the following transactions in its common stock:

In May 2020, a warrant holder converted 80,000 warrants on a cashless basis into 36,757 shares of common stock.

In May 2020, a warrant holder exercised 148,148 warrants at $1.00 per share into 148,148 shares of common stock. The Company received aggregate proceeds of $148,148 upon exercise.

In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 for aggregate proceeds of $7,200.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 15, 2020	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

