Form 10-Q
period 2020-07-31
MamaMancini's Holdings, Inc.
filed 2020-09-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2020

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

As of September 11, 2020, there were 33,717,101 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

Page(s)

Condensed Consolidated Balance Sheets as of July 31, 2020 (unaudited) and January 31, 2020	F-2

Condensed Consolidated Statements of Operations for the Three and Six Months ended July 31, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from May 1, 2020 through July 31, 2020 and the Period from May 1, 2019 to July 31, 2019 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 1, 2020 through July 31, 2020 and the Period from February 1, 2019 to July 31, 2019 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2020 and 2019 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2020	January 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$1,698,586	$393,683
Accounts receivable, net	2,793,527	3,727,887
Inventories	1,758,761	1,246,417
Prepaid expenses	256,634	252,268
Total current assets	6,507,508	5,620,255

Property and equipment, net	3,077,439	2,805,843

Operating lease right of use assets, net	1,422,687	1,490,794

Deposits	20,177	20,177
Total Assets	$11,027,811	$9,937,069

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$2,570,473	$3,552,790
Term loan	184,497	423,799
Operating lease liability	136,976	126,516
Finance leases payable	184,570	105,126
Total current liabilities	3,076,516	4,208,231

Line of credit – net	2,497,348	2,997,348
Operating lease liability – net	1,298,625	1,372,349
Finance leases payable – net	573,012	315,234
Notes payable - related party	-	641,844
Total long-term liabilities	4,368,985	5,326,775

Total Liabilities	7,445,501	9,535,006

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2020 and January 31, 2020, 0 and 0 shares outstanding as of July 31, 2020 and January 31, 2020	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 33,517,101 and 31,991,241 shares issued and outstanding as of July 31, 2020 and January 31, 2020	336	321
Additional paid in capital	18,229,615	16,695,352
Accumulated deficit	(14,498,141)	(16,144,110)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	3,582,310	402,063
Total Liabilities and Stockholders’ Equity	$11,027,811	$9,937,069

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019

Sales-net of slotting fees and discounts	$10,384,484	$8,099,445	$21,485,403	$15,464,269

Costs of sales	7,170,403	5,408,049	14,543,722	10,401,819

Gross profit	3,214,081	2,691,396	6,941,681	5,062,450

Operating expenses:
Research and development	25,857	24,509	55,338	49,835
General and administrative	2,381,459	2,215,945	5,103,624	4,082,107
Total operating expenses	2,407,316	2,240,454	5,158,962	4,131,942

Income from operations	806,765	450,942	1,782,719	930,508

Other expenses
Interest	(61,648)	(87,284)	(126,050)	(203,896)
Amortization of debt discount	(5,350)	(5,350)	(10,700)	(12,638)
Total other expenses	(66,998)	(92,634)	(136,750)	(216,534)

Net income before income tax provision	739,767	358,308	1,645,969	713,974

Income tax provision	-	-	-	-

Net income	$739,767	$358,308	$1,645,969	$713,974

Net income per common share
– basic	$0.02	$0.01	$0.05	$0.02
– diluted	$0.02	$0.01	$0.05	$0.02

Weighted average common shares outstanding
– basic	32,262,375	31,947,763	32,128,298	31,907,676
– diluted	33,543,565	31,981,806	33,409,488	34,941,719

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from May 1, 2020 through July 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,722,457	$(15,237,908)	$1,335,370

Stock options issued for services	-	-	-	-	-	-	22,870	-	22,870

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	1,513,860	15	-	-	1,477,088	-	1,477,103

Net income	-	-	-	-	-	-	-	739,767	739,767
Balance, July 31, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

For the Period from May 1, 2019 through July 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, May 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,564,544	$(17,224,589)	$(809,225)

Stock options issued for services	-	-	-	-	-	-	5,841	-	5,841

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	358,308	358,308
Balance, July 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from February 1, 2020 through July 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	49,975	-	49,975

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	1,513,860	15	-	-	1,477,088	-	1,477,103

Net income	-	-	-	-	-	-	-	1,645,969	1,645,969
Balance, July 31, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

For the Period from February 1, 2019 through July 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

Stock options issued for services	-	-	-	-	-	-	23,098	-	23,098

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	713,974	713,974
Balance, July 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	July 31, 2020	July 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,645,969	$713,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	319,078	370,052
Amortization of debt discount	10,700	12,638
Share-based compensation	49,975	29,943
Amortization of right of use assets	68,107	42,958
Changes in operating assets and liabilities:
Accounts receivable	934,360	(12,770)
Inventories	(512,344)	(68,524)
Prepaid expenses	(4,366)	(159,239)
Accounts payable and accrued expenses	(982,317)	3,503
Operating lease liability	(63,264)	(42,958)
Net Cash Provided by Operating Activities	1,465,898	889,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(189,287)	(89,525)
Net Cash Used in Investing Activities	(189,287)	(89,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(250,002)	(808,335)
Repayments of related party notes payable	(641,844)	-
Proceeds from promissory note	330,505	-
Repayment of promissory note	(330,505)	-
Borrowings (repayments) of line of credit, net	(500,000)	65,314
Repayment of capital lease obligations	(64,165)	(31,213)
Proceeds from exercise of options	7,200	-
Proceeds from exercise of warrants	1,477,103	-
Net Cash Provided by (Used in) Financing Activities	28,292	(774,234)

Net Increase in Cash	1,304,903	25,818

Cash - Beginning of Period	393,683	609,409

Cash - End of Period	$1,698,586	$635,227

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$128,913	$253,763

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$-	$1,599,830
Finance lease asset additions	$401,387	$254,166
Common stock issued for services to be rendered	$-	$71,875

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2020

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and frozen products. The Company’s products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s customers are located throughout the United States, with large concentrations in the Northeast and Southeast.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2020 and January 31, 2020.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of July 31, 2020 and January 31, 2020, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2020 and January 31, 2020:

	July 31, 2020	January 31, 2020
Raw Materials	$714,172	$893,204
Work in Process	180,360	37,764
Finished goods	864,229	315,449
	$1,758,761	$1,246,417

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2020 and 2019 were $25,857 and $24,509, respectively. Research and development expenses for the six months ended July 31, 2020 and 2019 were $55,338 and $49,835, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Six Months Ended
	July 31, 2020	July 31, 2019
Gross Sales	$21,816,491	$15,658,081
Less: Slotting, Discounts, Allowances	331,088	193,812
Net Sales	$21,485,403	$15,464,269

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the six months ended July 31, 2020 and 2019:

	For the Six Months Ended
	July 31, 2020	July 31, 2019
Northeast	$6,257,552	$5,032,954
Southeast	6,642,906	4,046,018
Midwest	2,937,245	1,981,774
West	3,412,840	2,713,142
Southwest	2,565,948	1,909,692
Total revenue	$21,816,491	$15,658,081

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2020 and 2019 were $288,152 and $413,973, respectively. Producing and communicating advertising expenses for the six months ended July 31, 2020 and 2019 were $670,100 and $756,795, respectively.

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

For the three months ended July 31, 2020 and 2019, share-based compensation amounted to $22,870 and $12,686, respectively.

For the six months ended July 31, 2020 and 2019, share-based compensation amounted to $49,975 and $29,943, respectively.

For the six months ended July 31, 2020 and 2019, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2020	July 31, 2019
Risk-free interest rate	0.37%	1.84 - 2.29%
Expected life of grants	3.5 years	3 - 3.5 years
Expected volatility of underlying stock	125%	129 - 150%
Dividends	0%	0%

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

	For the Three Months Ended
	July 31, 2020	July 31, 2019
Numerator:
Net income attributable to common stockholders	$739,767	358,308
Effect of dilutive securities:	—	—

Diluted net income	$739,767	$358,308

Denominator:
Weighted average common shares outstanding - basic	32,262,375	31,947,763
Dilutive securities (a):
Series A Preferred	-	-
Options	492,672	34,403
Warrants	788,518	-

Weighted average common shares outstanding and assumed conversion – diluted	33,543,565	31,981,806

Basic net income per common share	$0.02	$0.01

Diluted net income per common share	$0.02	$0.01

(a) - Anti-dilutive securities excluded:	-	6,777,164

	For the Six Months Ended
	July 31, 2020	July 31, 2019
Numerator:
Net income attributable to common stockholders	$1,645,969	713,974
Effect of dilutive securities:	—	—

Diluted net income	$1,645,969	$713,974

Denominator:
Weighted average common shares outstanding - basic	33,128,298	31,907,676
Dilutive securities (a):
Series A Preferred	-	-
Options	492,672	34,043
Warrants	788,518	-

Weighted average common shares outstanding and assumed conversion – diluted	33,409,488	31,941,719

Basic net income per common share	$0.05	$0.02

Diluted net income per common share	$0.05	$0.02

(a) - Anti-dilutive securities excluded:	-	6,777,164

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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on February 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

Note 3 - Property and Equipment:

Property and equipment on July 31, 2020 and January 31, 2020 are as follows:

	July 31, 2020	January 31, 2020
Machinery and Equipment	$3,653,857	$3,176,638
Furniture and Fixtures	107,255	89,443
Leasehold Improvements	3,029,508	2,933,865
	6,790,620	6,199,946
Less: Accumulated Depreciation	3,713,181	3,394,103
	$3,077,439	$2,805,843

Depreciation expense charged to income for the three months ended July 31, 2020 and 2019 amounted to $159,285 and $189,567, respectively. Depreciation expense charged to income for the six months ended July 31, 2019 and 2018 amounted to $319,078 and $370,052, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At July 31, 2020 and January 31, 2020, the Company’s ownership interest in MO was 0% and 12%, respectively. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to the Company as a part of the wind down.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended July 31, 2020 and 2019, the Company generated approximately $0 and $3,911 in revenues from MO, respectively. For the six months ended July 31, 2020 and 2019, the Company generated approximately $0 and $33,248 in revenues from MO, respectively.

As of July 31, 2020 and January 31, 2020, the Company had a receivable of $0 and $1,604 due from MO, respectively.

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended July 31, 2020 and 2019, the Company recorded $12,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the six months ended July 31, 2020 and 2019, the Company recorded $24,000 and $24,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of July 31, 2020 and January 31, 2020, the outstanding principal balance of the notes was $0 and $109,844, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances are due on January 2024. At July 31, 2020 and January 31, 2020, there was $0 and $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances are due on January 2024. At July 31, 2020 and January 31, 2020, there was $0 and $132,000 of principal outstanding, respectively.

For the three months ended July 31, 2020 and 2019, the Company recorded interest expense of $11,775 and $11,881, respectively, related to the above related party notes payable. For the six months ended July 31, 2020 and 2019, the Company recorded interest expense of $23,550 and $22,769, respectively, related to the above related party notes payable. At July 31, 2020 and January 31, 2020, there was $0 and $2,863, respectively, of accrued interest on the above related party notes.

Other Related Party Transactions

During the three months ended July 31, 2020 and 2019, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $0 and $0, respectively. During the six months ended July 31, 2020 and 2019, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $14,570 and $15,722, respectively.

During the three and six months ended July 31, 2020, members of the board of directors and the CEO exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $7,164 and $17,864 as of July 31, 2020 and January 31, 2020, respectively. The outstanding balance on the term loan was $191,661 and $441,663 as of July 31, 2020 and January 31, 2020, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,497,348 and $2,997,348 as of July 31, 2020 and January 31, 2020, respectively.

Future maturities of all debt (excluding debt discount discussed above in Note 6) are as follows:

For the Twelve Months Ending July 31,
2021	$191,661
2022	2,497,348
$2,689,009

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

Note 8 - Concentrations

Revenues

During the six months ended July 31, 2020, the Company earned revenues from two customers representing approximately 48% and 11% of gross sales. As of July 31, 2020, these two customers represented approximately 41% and 6% of total gross outstanding receivables, respectively. During the six months ended July 31, 2019, the Company earned revenues from three customers representing approximately 46%, 10% and 10% of gross sales. As of July 31, 2019, three customers represented approximately 41%, 12% and 11% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2020	914,000	$0.77
Exercisable – January 31, 2020	779,000	$0.71
Granted	7,500	$1.16
Exercised	(12,000)	$0.60
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2020	909,500	$0.71
Exercisable – July 31, 2020	897,000	$0.70

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	909,500	2.12	$0.71	897,000	$0.70

At July 31, 2020, the total intrinsic value of options outstanding and exercisable was $776,906 and $768,569, respectively.

In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 per share for aggregate proceeds of $7,200. No options were exercised during the six months ended July 31, 2019.

During the six months ended July 31, 2020, the Company issued to 7,500 options to an employee. The options have an exercise price of $1.16 per share, a term of 5 years, and 2-year vesting. The options have an aggregated fair value of approximately $7,617 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

For the six months ended July 31, 2020 and 2019, the Company recognized share-based compensation related to options of an aggregate of $49,975 and $23,098, respectively. At July 31, 2020, unrecognized share-based compensation was $4,853.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2020	6,056,664	$1.21
Exercisable – January 31, 2020	6,056,664	$1.21
Granted	-	$-
Exercised	(1,557,103)	$1.00
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2020	4,499,561	$1.28
Exercisable – July 31, 2020	4,499,561	$1.28

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – 1.50	4,499,561	0.53	$1.28	4,499,561	$1.28

During the six months ended July 31, 2020, warrant holders exercised a total of 1,557,103 warrants and the Company issued 1,513,860 shares of common stock as a result of these exercises and received gross proceeds of $1,477,103. Of the 1,557,103 exercised warrants, 80,000 warrants were exercised on a cashless basis by Spartan Capital and the Company issued 36,757 shares of common stock.

At July 31, 2020, the total intrinsic value of warrants outstanding and exercisable was $1,264,754 and $1,264,754, respectively.

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

The Company incurred $125,618 and $104,380 of royalty expenses for the three months ended July 31, 2020 and 2019, respectively. The Company incurred $287,445 and $220,846 of royalty expenses for the six months ended July 31, 2020 and 2019, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Subsequent to July 31, 2020, a warrant holder exercised 200,000 warrants at $1.00 per share into 200,000 shares of common stock. The Company received aggregate proceeds of $200,000 upon exercise.

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

Results of Operations for the Three Months ended July 31, 2020 and 2019

The following table sets forth the summary statements of operations for the three months ended July 31, 2020 and 2019:

	Three Months Ended
	July 31, 2020	July 31, 2019
Sales - Net of Slotting Fees and Discounts	$10,384,484	$8,099,445
Gross Profit	$3,214,081	$2,691,396
Operating Expenses	$(2,407,316)	$(2,240,454)
Other Expenses	$(66,998)	$(92,634)
Net Income	$739,767	$358,308

For the three months ended July 31, 2020 and 2019, the Company reported net income of $739,767 and $358,308, respectively. The change in net income between the three months ended July 31, 2020 and 2019 was primarily attributable to an increase in sales of 28% and an increase in gross profit (32% of sales as discussed below) and in addition to a decrease in interest expense and only a modest increase in operating expenses (23% of sales as discussed below).

Sales: Sales, net of slotting fees and discounts increased by approximately 28% to $10,384,484 during the three months ended July 31, 2020, from $8,099,445 during the three months ended July 31, 2019. During the three months ended July 31, 2020, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the three months ended July 31, 2020 compared to 33% for the three months ended July 31, 2019. Gross margin decreased due to short term higher beef raw material prices, partially offset by plant operating efficiencies.

Operating Expenses: Operating expenses increased by 7% during the three months ended July 31, 2020, as compared to the three months ended July 31, 2019. Operating expenses decreased as a percentage of sales from 28% in 2019 to 23% in 2020. The $166,862 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $46,936 due to increased sales and slightly lower freight costs over the prior year.

●	Professional fees of $34,153 due to an increase in investor relations activities.

●	Commission expense of $87,141 directly related to increased sales.

●	Payroll and related expenses of $83,653 due to the addition of a Senior Executive in February 2020.

These expense increases were offset by a decrease in the following as well as minimal decreases in other expense categories:

●	Advertising and promotion of $125,821 due to lower promotional expenses for merchandising, offset by higher spending on a Sirius Radio Campaign.

Other Expense: Other expenses decreased by $25,636 to $66,998 for the three months ended July 31, 2020 as compared to $92,634 during the three months ended July 31, 2019. For three months ended July 31, 2020, other expenses consisted of $61,648 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount. For three months ended July 31, 2019, other expenses consisted of $87,284 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount.

Results of Operations for the Six Months ended July 31, 2020 and 2019

The following table sets forth the summary statements of operations for the six months ended July 31, 2020 and 2019:

	Six Months Ended
	July 31, 2020	July 31, 2019
Sales - Net of Slotting Fees and Discounts	$21,485,403	$15,464,269
Gross Profit	$6,941,681	$5,062,450
Operating Expenses	$(5,158,962)	$(4,131,942)
Other Expenses	$(136,750)	$(216,534)
Net Income	$1,645,969	$713,974

For the six months ended July 31, 2020 and 2019, the Company reported net income of $1,645,969 and $713,974, respectively. The change in net income between the six months ended July 31, 2020 and 2019 was primarily attributable to an increase in sales of 39% and an increase in gross profit (32% of sales as discussed below) in addition to a decrease in interest expense offset by only modest increases in operating expenses (24% of sales as discussed below).

Sales: Sales, net of slotting fees and discounts increased by approximately 39% to $21,485,403 during the six months ended July 31, 2020, from $15,464,269 during the six months ended July 31, 2019. During the six months ended July 31, 2020, the Company was able to increase its sales through new customers as well as its existing customer base.

Gross Profit: The gross profit margin was 32% for the six months ended July 31, 2020 compared to 33% for the six months ended July 31, 2019. Gross margins decreased due to short term higher beef raw material prices, offset by higher plant operations efficiency.

Operating Expenses: Operating expenses increased by 25% during the six months ended July 31, 2020, as compared to the six months ended July 31, 2019. Operating expenses decreased as a percentage of sales from 27% in 2019 to 24% in 2020. The $1,027,020 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $391,551 due to increased sales and change of customer mix;

●	Professional fees of $158,948 due to an increase in investor relations and investment banking activities;

●	Commission expense of $207,895 directly related to increased sales; and

●	Payroll and related expenses of $157,044 due to the addition of a Senior Executive in February 2020.

These expense increases were offset by decrease in the following as well as minimal decreases in other expense categories:

●	Advertising and promotion of $82,752 due to lower promotional expenses for merchandising activity related to higher sales, and increased spending on a Sirius Radio advertising campaign.

Other Expense: Other expenses decreased by $79,784 to $136,750 for the six months ended July 31, 2020 as compared to $216,534 during the six months ended July 31, 2019. For six months ended July 31, 2020, other expenses consisted of $126,050 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $10,700 of amortization expense related to the debt discount. For six months ended July 31, 2019, other expenses consisted of $203,896 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $12,638 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2020 compared to January 31, 2020:

	July 31, 2020	January 31, 2020	Increase
Current Assets	$6,507,508	$5,620,255	$887,253
Current Liabilities	$3,076,516	$4,208,231	$1,131,715
Working Capital	$3,430,992	$1,412,024	$2,018,968

As of July 31, 2020, we had working capital of $3,430,992 as compared to a working capital of $1,412,024 as of January 31, 2020, an increase of $2,018,968. In addition to the increase in sales and net income, the increase in working capital is primarily attributable to an increase in cash of $1,304,903, an increase in inventories of $512,344, an increase in prepaid expenses of $4,366, a decrease in accounts payable and accrued expenses $982,317 and a net decrease of $149,398 in the current portion of lease and debt obligations. These amounts were offset by a decrease in accounts receivable of $934,360.

Net cash provided by operating activities for the six months ended July 31, 2020 and 2019 was $1,465,898 and $889,577, respectively. Cash provided by operations is primarily attributable to the net income for the six months ended July 31, 2020 and 2019 of $1,645,969 and $713,974, respectively.

Net cash used in all investing activities for the six months ended July 31, 2020 was $189,287 as compared to $89,525 for the six months ended July 31, 2019, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash provided by all financing activities for the six months ended July 31, 2020 was $28,292 as compared to $774,234 used in financing activities for the six months ended July 31, 2019. During the six months ended July 31, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and proceeds of $1,484,303 from the exercise of options and warrants. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020. These cash in-flows were offset by payments on its line of credit of $500,000, payments on its term loan of $250,002, payments of $641,844 on the related party loans and $64,165 paid for capital lease payments. During the six months ended July 31, 2019, the Company made net borrowings on the line of credit of $65,314. These cash in-flows were offset by payments of term loan of $808,335 and $31,213 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $1,645,969 and $1,465,898, respectively, for the six months ended July 31, 2020.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through the fiscal year ending January 31, 2021 based on current and projected levels of operation, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

In August 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on February 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2020 and September 11, 2020, the Company had the following transactions in its common stock:

On May 11, 2020, Spartan Capital Securities, LLC did a cashless exercise of an aggregate of 80,000 warrants to purchase common shares at a price of $1.00 per share. Given a $1.85 per share price at the date of exercise, the exercise netted Spartan 36,757 shares. The Company did not receive any proceeds on the exercise of these warrants.

In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 for aggregate proceeds of $7,200.

During the period from May 2020 through September 11, 2020, warrant holders exercised 1,677,103 warrants at $1.00 per share into 1,677,103 shares of common stock. The Company received aggregate proceeds of $1,677,103 upon exercise.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 14, 2020	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

