Form 10-Q
period 2020-10-31
MamaMancini's Holdings, Inc.
filed 2020-12-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2020

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

As of December 10, 2020, there were 35,591,682 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020

Page(s)

Condensed Consolidated Balance Sheets as of October 31, 2020 (unaudited) and January 31, 2020	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months ended October 31, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from August 1, 2020 through October 31, 2020 and the Period from August 1, 2019 to October 31, 2019 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from February 1, 2020 through October 31, 2020 and the Period from February 1, 2019 to October 31, 2019 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2020 and 2019 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2020	January 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$1,792,843	$393,683
Accounts receivable, net	3,687,912	3,727,887
Inventories	1,560,287	1,246,417
Prepaid expenses	291,052	252,268
Total current assets	7,332,094	5,620,255

Property and equipment, net	3,022,169	2,805,843

Intangibles	87,639	-

Operating lease right of use assets, net	1,387,851	1,490,794

Deposits	20,177	20,177
Total Assets	$11,849,930	$9,937,069

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,513,121	$3,552,790
Term loan	-	423,799
Operating lease liability	142,286	126,516
Finance leases payable	182,428	105,126
Total current liabilities	3,837,835	4,208,231

Line of credit – net	650,000	2,997,348
Operating lease liability – net	1,256,832	1,372,349
Finance leases payable – net	528,757	315,234
Notes payable - related party	-	641,844
Total long-term liabilities	2,435,589	5,326,775

Total Liabilities	6,273,424	9,535,006

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2020 and January 31, 2020, 0 and 0 shares outstanding as of October 31, 2020 and January 31, 2020	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 34,767,841 and 31,991,241 shares issued and outstanding as of October 31, 2020 and January 31, 2020	348	321
Additional paid in capital	19,489,657	16,695,352
Accumulated deficit	(13,763,999)	(16,144,110)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	5,576,506	402,063
Total Liabilities and Stockholders’ Equity	$11,849,930	$9,937,069

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019

Sales-net of slotting fees and discounts	$9,898,991	$9,267,036	$31,384,394	$24,731,305

Costs of sales	6,773,662	6,366,084	21,317,384	16,767,903

Gross profit	3,125,329	2,900,952	10,067,010	7,963,402

Operating expenses:
Research and development	30,765	32,744	86,103	82,579
General and administrative	2,307,436	2,364,608	7,411,060	6,446,715
Total operating expenses	2,338,201	2,397,352	7,497,163	6,529,294

Income from operations	787,128	503,600	2,569,847	1,434,108

Other expenses
Interest	(45,822)	(89,635)	(171,872)	(293,531)
Amortization of debt discount	(7,164)	(5,350)	(17,864)	(17,988)
Total other expenses	(52,986)	(94,985)	(189,736)	(311,519)

Net income before income tax provision	734,142	408,615	2,380,111	1,122,589

Income tax provision	-	-	-	-

Net income	$734,142	$408,615	$2,380,111	$1,122,589

Net income per common share
– basic	$0.02	$0.01	$0.07	$0.04
– diluted	$0.02	$0.01	$0.07	$0.04

Weighted average common shares outstanding
– basic	34,225,446	31,991,241	32,832,450	31,935,837
– diluted	35,725,984	32,091,210	34,322,988	32,035,806

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from August 1, 2020 through October 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

Stock options issued for services	-	-	-	-	-	-	1,460	-	1,460

Common stock issued for exercise of warrants	-	-	1,250,740	12	-	-	1,258,852	-	1,258,594

Net income	-	-	-	-	-	-	-	734,142	734,142
Balance, October 31, 2020	-	$-	34,767,841	$348	(230,000)	$(149,500)	$19,489,657	$(13,763,999)	$5,576,506

For the Period from August 1, 2019 through October 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, August 1, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,642,259	$(16,866,281)	$(373,201)

Stock options issued for services	-	-	-	-	-	-	27,646	-	27,646

Net income	-	-	-	-	-	-	-	408,615	408,615
Balance, October 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,669,905	$(16,457,666)	$63,060

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from February 1, 2020 through October 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	51,435	-	51,435

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	2,764,600	27	-	-	2,735,670	-	2,735,697

Net income	-	-	-	-	-	-	-	2,380,111	2,380,111
Balance, October 31, 2020	-	$-	34,767,841	$348	(230,000)	$(149,500)	$19,489,657	$(13,763,999)	$5,576,506

For the Period from February 1, 2019 through October 31, 2019

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 1, 2019	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,580,255)	$(1,182,148)

Stock options issued for services	-	-	-	-	-	-	50,744	-	50,744

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Net income	-	-	-	-	-	-	-	1,122,589	1,122,589
Balance, October 31, 2019	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,669,905	$(16,457,666)	$63,060

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	October 31, 2020	October 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,380,111	$1,122,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489,109	495,005
Amortization of debt discount	17,864	17,988
Share-based compensation	51,435	67,857
Amortization of right of use assets	102,943	75,747
Changes in operating assets and liabilities:
Accounts receivable	39,975	(599,207)
Other receivable	-	(163,983)
Inventories	(313,870)	(254,924)
Prepaid expenses	(38,784)	(138,098)
Accounts payable and accrued expenses	(111,024)	422,971
Operating lease liability	(99,747)	(70,097)
Net Cash Provided by Operating Activities	2,518,012	975,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(304,048)	(163,186)
Cash paid for intangible assets	(16,284)	-
Net Cash Used in Investing Activities	(320,332)	(163,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party notes payable	(641,844)	-
Proceeds from term loan	-	41,917
Repayments of term loan	(441,663)	(1,075,253)
Proceeds from promissory note	330,505	-
Repayment of promissory note	(330,505)	-
Borrowings (repayments) of line of credit, net	(2,347,348)	285,314
Repayment of capital lease obligations	(110,562)	(63,475)
Proceeds from exercise of options	7,200	-
Proceeds from exercise of warrants	2,735,697	-
Net Cash Used in Financing Activities	(798,520)	(811,497)

Net Increase in Cash	1,399,160	1,165

Cash - Beginning of Period	393,683	609,409

Cash - End of Period	$1,792,843	$610,574

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$174,735	$363,519

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$-	$1,599,830
Finance lease asset additions	$401,387	$293,479
Common stock issued for services to be rendered	$-	$71,875
Acquisition of software via contract liability	$71,355	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2020

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2020 and January 31, 2020.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2020, the Company had $1,522,862 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of October 31, 2020 and January 31, 2020, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2020 and January 31, 2020:

	October 31, 2020	January 31, 2020
Raw Materials	$794,944	$893,204
Work in Process	147,966	37,764
Finished goods	617,377	315,449
	$1,560,287	$1,246,417

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

Intangible Assets

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. Acquired internal-use software licenses are amortized over the term of the arrangement to the line item within the consolidated statements of operations that reflects the nature of the license.

Additionally, the Company evaluates its accounting for fees paid in an agreement to determine whether it includes a license to internal-use software. If the agreement includes a software license, the Company accounts for the software license as an intangible asset. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. If the agreement does not include a software license, the Company accounts for the arrangement as a service contract (hosting arrangement) and hosting costs are generally expensed as incurred. The Company did not record amortization for the software license since the license has yet to be implemented as of October 31, 2020.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2020 and 2019 were $30,765 and $32,744, respectively. Research and development expenses for the nine months ended October 31, 2020 and 2019 were $86,103 and $82,579, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	October 31, 2020	October 31, 2019
Gross Sales	$10,016,932	$9,518,515
Less: Slotting, Discounts, Allowances	117,941	251,479
Net Sales	$9,898,991	$9,267,036

	For the Nine Months Ended
	October 31, 2020	October 31, 2019
Gross Sales	$31,833,423	$25,176,596
Less: Slotting, Discounts, Allowances	449,029	445,291
Net Sales	$31,384,394	$24,731,305

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three and nine months ended October 31, 2020 and 2019:

	For the Three Months Ended
	October 31, 2020	October 31, 2019
Northeast	$3,304,422	$3,174,637
Southeast	2,894,971	2,570,289
Midwest	1,204,936	1,061,847
West	1,475,143	1,543,411
Southwest	1,137,460	1,168,340
Total revenue	$10,016,932	$9,518,515

	For the Nine Months Ended
	October 31, 2020	October 31, 2019
Northeast	$10,558,410	$8,266,248
Southeast	8,863,856	5,982,856
Midwest	3,819,765	3,607,441
West	4,381,561	4,241,811
Southwest	4,209,831	3,078,240
Total revenue	$31,833,423	$25,176,596

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2020 and 2019 were $314,093 and $517,940 respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2020 and 2019 were $984,193 and $1,274,735, respectively.

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

For the three months ended October 31, 2020 and 2019, share-based compensation amounted to $1,460 and $37,914, respectively.

For the nine months ended October 31, 2020 and 2019, share-based compensation amounted to $51,435 and $67,857, respectively.

For the nine months ended October 31, 2020 and 2019, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2020	October 31, 2019
Risk-free interest rate	0.37%	1.52 - 2.29%
Expected life of grants	3 - 3.5 years	3 - 3.5 years
Expected volatility of underlying stock	125%	127 - 150%
Dividends	0%	0%

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

	For the Three Months Ended
	October 31, 2020	October 31, 2019
Numerator:
Net income attributable to common stockholders	$734,142	408,615
Effect of dilutive securities:	—	—

Diluted net income	$734,142	$408,615

Denominator:
Weighted average common shares outstanding - basic	34,225,446	31,991,241
Dilutive securities (a):
Series A Preferred	-	-
Options	575,139	99,969
Warrants	925,399	-

Weighted average common shares outstanding and assumed conversion – diluted	35,725,984	32,091,210

Basic net income per common share	$0.02	$0.01

Diluted net income per common share	$0.02	$0.01

(a) - Anti-dilutive securities excluded:	-	6,579,164

	For the Nine Months Ended
	October 31, 2020	October 31, 2019
Numerator:
Net income attributable to common stockholders	$2,380,111	1,122,589
Effect of dilutive securities:	—	-

Diluted net income	$2,380,111	$1,122,589

Denominator:
Weighted average common shares outstanding - basic	32,832,450	31,935,837
Dilutive securities (a):
Series A Preferred	-	-
Options	575,139	99,969
Warrants	925,399	-

Weighted average common shares outstanding and assumed conversion – diluted	34,322,988	32,035,806

Basic net income per common share	$0.07	$0.04

Diluted net income per common share	$0.07	$0.04

(a) - Anti-dilutive securities excluded:	-	6,579,164

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

In August 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this guidance on February 1, 2020 on a prospective basis. Since the adoption of ASU 2018-15 on February 1, 2020, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewals.

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

Subsequent to October 31, 2020, warrant holders exercised 823,890 warrants at $1.50 per share into 823,890 shares of common stock. The Company received aggregate proceeds of $1,124,724 upon exercise.

Note 3 - Property and Equipment:

Property and equipment on October 31, 2020 and January 31, 2020 are as follows:

	October 31, 2020	January 31, 2020
Machinery and Equipment	$3,714,010	$3,176,638
Furniture and Fixtures	107,256	89,443
Leasehold Improvements	3,084,115	2,933,865
	6,905,381	6,199,946
Less: Accumulated Depreciation	3,883,212	3,394,103
	$3,022,169	$2,805,843

Depreciation expense charged to income for the three months ended October 31, 2020 and 2019 amounted to $170,031 and $124,953, respectively. Depreciation expense charged to income for the nine months ended October 31, 2020 and 2019 amounted to $489,109 and $495,005, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At October 31, 2020 and January 31, 2020, the Company’s ownership interest in MO was 0% and 12%, respectively. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to the Company as a part of the wind down.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the three months ended October 31, 2020 and 2019, the Company generated approximately $0 and $20,474 in revenues from MO, respectively. For the nine months ended October 31, 2020 and 2019, the Company generated approximately $0 and $53,723 in revenues from MO, respectively.

As of October 31, 2020 and January 31, 2020, the Company had a receivable of $0 and $1,604 due from MO, respectively.

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended October 31, 2020 and 2019, the Company recorded $6,000 and $12,000 in commission expense from WWS, Inc. generated sales, respectively. For the nine months ended October 31, 2020 and 2019, the Company recorded $30,000 and $36,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of October 31, 2020 and January 31, 2020, the outstanding principal balance of the notes was $0 and $109,844, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances were due on January 2024. At October 31, 2020 and January 31, 2020, there was $0 and $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances were due on January 2024. At October 31, 2020 and January 31, 2020, there was $0 and $132,000 of principal outstanding, respectively.

For the three months ended October 31, 2020 and 2019, the Company recorded interest expense of $0 and $11,775, respectively, related to the above related party notes payable. For the nine months ended October 31, 2020 and 2019, the Company recorded interest expense of $23,550 and $34,544, respectively, related to the above related party notes payable. At October 31, 2020 and January 31, 2020, there was $0 and $2,863, respectively, of accrued interest on the above related party notes.

Other Related Party Transactions

During the three months ended October 31, 2020 and 2019, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $0 and $0, respectively. During the nine months ended October 31, 2020 and 2019, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $14,570 and $15,722, respectively.

During the nine months ended October 31, 2020, members of the board of directors and the CEO exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 and $17,864 as of October 31, 2020 and January 31, 2020, respectively. The outstanding balance on the term loan was $0 and $441,663 as of October 31, 2020 and January 31, 2020, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $650,000 and $2,997,348 as of October 31, 2020 and January 31, 2020, respectively.

Future maturities of all debt (excluding debt discount discussed above in Note 6) are as follows:

For the Twelve Months Ending October 31,
2021	$-
2022	650,000
$650,000

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

Note 8 - Concentrations

Revenues

During the nine months ended October 31, 2020, the Company earned revenues from two customers representing approximately 45% and 11% of gross sales. As of October 31, 2020, these two customers represented approximately 30% and 11% of total gross outstanding receivables, respectively. During the nine months ended October 31, 2019, the Company earned revenues from three customers representing approximately 47%, 10% and 10% of gross sales. As of October 31, 2019, these three customers represented approximately 41%, 14% and 6% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2020	914,000	$0.77
Exercisable – January 31, 2020	779,000	$0.71
Granted	7,500	$1.16
Exercised	(12,000)	$0.60
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2020	909,500	$0.71
Exercisable – October 31, 2020	899,500	$0.70

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	909,500	1.90	$0.71	899,500	$0.70

At October 31, 2020, the total intrinsic value of options outstanding and exercisable was $1,131,611 and $1,121,523, respectively.

In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 per share for aggregate proceeds of $7,200. No options were exercised during the nine months ended October 31, 2019.

During the nine months ended October 31, 2020, the Company issued to 7,500 options to an employee. The options have an exercise price of $1.16 per share, a term of 5 years, and 2-year vesting. The options have an aggregated fair value of approximately $7,617 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

For the nine months ended October 31, 2020 and 2019, the Company recognized share-based compensation related to options of an aggregate of $51,435 and $49,975, respectively. At October 31, 2020, unrecognized share-based compensation was $3,393.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 31, 2020	6,056,664	$1.21
Exercisable – January 31, 2020	6,056,664	$1.21
Granted	-	$-
Exercised	(2,807,843)	$1.00
Forfeited/Cancelled	(37,037)	$1.00
Outstanding – October 31, 2020	3,211,784	$1.39
Exercisable – October 31, 2020	3,211,784	$1.39

Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 – 1.50	3,211,784	0.03	$1.39	3,211,784	$1.39

During the nine months ended October 31, 2020, warrant holders exercised a total of 2,807,843 warrants and the Company issued 2,764,600 shares of common stock as a result of these exercises and received gross proceeds of $2,735,697. Of the 2,807,843 exercised warrants, 80,000 warrants were exercised on a cashless basis by Spartan Capital and the Company issued 36,757 shares of common stock.

At October 31, 2020, the total intrinsic value of warrants outstanding and exercisable was $1,804,528 and $1,804,528 , respectively.

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

The Company incurred $111,568 and $98,656 of royalty expenses for the three months ended October 31, 2020 and 2019, respectively. The Company incurred $399,013 and $319,502 of royalty expenses for the nine months ended October 31, 2020 and 2019, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Advisory Agreement

The Company entered into an Advisory Agreement with B. Riley Securities, Inc. effective September 25, 2020 (the “B. Riley Advisory Agreement”). Pursuant to the agreement, the Company shall pay to B. Riley a non-refundable fee of $175,000 upon delivery of a fairness opinion in the event a transaction has value over $50 million ($125,000 if a transaction has a value less than $50 million). In addition, additional fees may be paid to B. Riley based on the terms of the agreement and transactions consummated. During the term or this Agreement, the Consultant will provide non-exclusive consulting services related to general corporate matters, including, but not limited to (i) advice and input with respect to raising capital and potential M&A transactions, (ii) identifying potential purchasers or targets, (iii) soliciting proposals from purchasers or targets, (iv) assisting the Company with strategic introductions and negotiations, (v) evaluating proposals, and (vi) other financial advisory and investment banking services (collectively, the “B. Riley Advisory Services”).

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

Subsequent to October 31, 2020, warrant holders exercised 823,890 warrants at $1.50 per share into 823,890 shares of common stock. The Company received aggregate proceeds of $1,124,724 upon exercise.

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

Results of Operations for the Three Months ended October 31, 2020 and 2019

The following table sets forth the summary statements of operations for the three months ended October 31, 2020 and 2019:

	Three Months Ended
	October 31, 2020	October 31, 2019
Sales - Net of Slotting Fees and Discounts	$9,898,991	$9,267,036
Gross Profit	$3,125,329	$2,900,952
Operating Expenses	$(2,338,201)	$(2,397,352)
Other Expenses	$(52,986)	$(94,985)
Net Income	$734,142	$408,615

For the three months ended October 31, 2020 and 2019, the Company reported net income of $734,142 and $408,615, respectively. The change in net income between the three months ended October 31, 2020 and 2019 was primarily attributable to an increase in sales of 7% and an increase in gross profit (32% of sales as discussed below) and in addition to a decrease in interest expense and only a modest decrease in operating expenses (24% of sales as discussed below).

Sales: Sales, net of slotting fees and discounts increased by approximately 7% to $9,898,991 during the three months ended October 31, 2020, from $9,267,036 during the three months ended October 31, 2019. During the three months ended October 31, 2020, the Company was able to increase its sales through new customers as well as its existing customer base. The effect of COVID-19 slowed new placements in the third quarter and are expected to resume in the fourth quarter.

Gross Profit: The gross profit margin was 32% for the three months ended October 31, 2020 compared to 31% for the three months ended October 31, 2019. Gross margin increased due to plant operating efficiencies.

Operating Expenses: Operating expenses decreased by 2% during the three months ended October 31, 2020, as compared to the three months ended October 31, 2019. Operating expenses decreased as a percentage of sales from 26% in three months ended October 31, 2019 to 24% in three months ended October 31, 2020. The $59,151 change in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $111,881 due to increased sales and slightly lower freight costs over the prior year,

●	Payroll and related expenses of $64,609 due to the addition of a Senior Executive in February 2020,

●	Commission expense of $55,865 directly related to increased sales, and

These expense increases were offset by a decrease in the following as well as minimal decreases in other expense categories:

●	Advertising and promotion of $203,847 due to lower promotional expenses for merchandising, offset by higher spending on a Sirius Radio Campaign, and

●	Professional fees of $34,153 due to a decrease in investor relations activities in comparison to the prior year.

Other Expense: Other expenses decreased by $41,999 to $52,986 for the three months ended October 31, 2020 as compared to $94,985 during the three months ended October 31, 2019. For three months ended October 31, 2020, other expenses consisted of $45,822 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $7,164 of amortization expense related to the debt discount. For three months ended October 31, 2019, other expenses consisted of $89,635 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $5,350 of amortization expense related to the debt discount.

Results of Operations for the Nine Months ended October 31, 2020 and 2019

The following table sets forth the summary statements of operations for the nine months ended October 31, 2020 and 2019:

	Nine Months Ended
	October 31, 2020	October 31, 2019
Sales - Net of Slotting Fees and Discounts	$31,384,394	$24,731,305
Gross Profit	$10,067,010	$7,963,402
Operating Expenses	$(7,497,163)	$(6,529,294)
Other Expenses	$(189,736)	$(311,519)
Net Income	$2,380,111	$1,122,589

For the nine months ended October 31, 2020 and 2019, the Company reported net income of $2,380,111 and $1,122,589, respectively. The change in net income between the nine months ended October 31, 2020 and 2019 was primarily attributable to an increase in sales of 27% and stable gross profit (32% of sales as discussed below) in addition to a decrease in interest expense offset by increases in operating expenses (24% of sales, a 2% decrease from the prior year, as discussed below).

Sales: Sales, net of slotting fees and discounts increased by approximately 27% to $31,384,394 during the nine months ended October 31, 2020, from $24,731,305 during the nine months ended October 31, 2019. During the nine months ended October 31, 2020, the Company was able to increase its sales through new customers as well as its existing customer base. COVID-19 had the effect of, consumer hoarding of food and increasing inventory build at retailers in the first quarter of the year but slowed new placements in the third quarter. The Company expects new placements to revert back to normal levels in the fourth quarter of this fiscal year.

Gross Profit: The gross profit margin was 32% for the nine months ended October 31, 2020 compared to 32% for the nine months ended October 31, 2019. Gross margins remained the same as a percentage of sales, due to short term higher beef raw material prices, offset by higher plant operations efficiency.

Operating Expenses: Operating expenses increased by 15% during the nine months ended October 31, 2020, as compared to the nine months ended October 31, 2019. Operating expenses decreased as a percentage of sales from 26% in 2019 to 24% in 2020. The $967,869 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $503,432 due to increased sales and change of customer mix;

●	Commission expense of $263,760 directly related to increased sales;

●	Payroll and related expenses of $221,653 due to the addition of a Senior Executive in February 2020;

●	Professional fees of $107,453 due to an increase in investor relations and investment banking activities; and

●	Royalty expenses of $79,511 due to the increase in sales.

These expense increases were offset by decrease in the following as well as minimal decreases in other expense categories:

●	Advertising and promotion of $289,041 due to lower promotional expenses for merchandising activity related to higher sales, and increased spending on a Sirius Radio advertising campaign; and

●	Trade show and travel expenses of $65,609 due to reduced need for travel and the elimination of in person trade shows due to COVID-19.

Other Expense: Other expenses decreased by $121,783 to $189,736 for the nine months ended October 31, 2020 as compared to $311,519 during the nine months ended October 31, 2019. For nine months ended October 31, 2020, other expenses consisted of $171,872 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $17,864 of amortization expense related to the debt discount. For nine months ended October 31, 2019, other expenses consisted of $293,531 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $17,988 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2020 compared to January 31, 2020:

	October 31, 2020	January 31, 2020	Increase
Current Assets	$7,332,094	$5,620,255	$1,711,839
Current Liabilities	$3,837,835	$4,208,231	$370,396
Working Capital	$3,494,259	$1,412,024	$2,082,235

As of October 31, 2020, we had working capital of $3,494,259 as compared to a working capital of $1,412,024 as of January 31, 2020, an increase of $2,082,235. In addition to the increase in sales and net income, the increase in working capital is primarily attributable to an increase in cash of $1,399,160, an increase in inventories of $313,870, an increase in prepaid expenses of $38,784, a decrease in accounts payable and accrued expenses $39,669 and a net decrease of $330,727 in the current portion of lease and debt obligations. These amounts were offset by a decrease in accounts receivable of $39,975.

Net cash provided by operating activities for the nine months ended October 31, 2020 and 2019 was $2,518,012 and $975,848, respectively. Cash provided by operations is primarily attributable to the net income for the nine months ended October 31, 2020 and 2019 of $2,380,111 and $1,122,589, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2020 was $320,332 as compared to $163,186 for the nine months ended October 31, 2019, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the nine months ended October 31, 2020 was $798,520 as compared to $811,497 for the nine months ended October 31, 2019. During the nine months ended October 31, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and proceeds of $2,742,897 from the exercise of options and warrants. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020. These cash in-flows were offset by payments on its line of credit of $2,347,348, payments on its term loan of $441,663, payments of $641,844 on the related party loans and $110,562 paid for capital lease payments. During the nine months ended October 31, 2019, the Company made net borrowings on the line of credit of $285,314. These cash in-flows were offset by net payments of term loan of $1,033,336 and $63,475 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $2,380,111 and $2,518,012, respectively, for the nine months ended October 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2020 and December 10, 2020, the Company had the following transactions in its common stock:

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

During the period from May 2020 through December 14, 2020, warrant holders exercised 2,933,398 warrants at $1.00 per share into 2,933,398 shares of common stock. The Company received aggregate proceeds of $2,933,398 upon exercise. In addition, during the period from October 2020 through December 14, 2020, warrant holders exercised 618,335 warrants at $1.50 per share into 618,335 shares of common stock. The Company received aggregate proceeds of $927,502 upon exercise.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 14, 2020	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

