Form 10-K
period 2021-01-31
MamaMancini's Holdings, Inc.
filed 2021-04-21
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2020, based on a closing price of $1.56 was approximately $14,922,636.

As of April 19, 2021, the registrant had 35,608,474 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

Our products are principally sold to supermarkets and mass-market retailers. We currently have 29 different product offerings which are packaged in different sized retail and bulk packages. Our products are principally sold in multiple sections of the supermarket, including hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the frozen food and fresh meat sections. We sell directly to both food retailers and food distributors.

Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for everyday purchases on their web site. QVC is the world’s largest direct to consumer marketer.

During the year ended January 31, 2021, the Company earned revenues from two customers representing approximately 41% and 13% of gross sales. During the year ended January 31, 2021, these two customers represented approximately 23% and 14% of total gross outstanding receivables, respectively. During the year ended January 31, 2020, the company earned revenues from three customers representing approximately 46%, 11% and 10% of gross sales. As of January 31, 2020, three customers represented approximately 34%, 16% and 8% of total gross outstanding receivables, respectively.

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

Suppliers/Manufacturers

As of January 31, 2021, approximately 70% of our products are internally produced by the Company’s wholly-owned subsidiary, Joseph Epstein Food Enterprises, Inc (“JEFE”). Approximately 10% are manufactured on an outsourced basis. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

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

Investments - Meatball Obsession

During 2011 the Company acquired a 34.62% interest in Meatball Obsession, LLC (“MO”) for a total investment of $27,032. This investment is accounted for using the equity method of accounting. Accordingly, investments are recorded at acquisition cost plus the Company’s equity in the undistributed earnings or losses of the entity. At December 31, 2011 the investment was written down to $0 due to losses incurred by MO. The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2021 and 2020, the Company’s ownership interest in MO was 12% and 12%, respectively. One of our directors, Steven Burns, serves as the Chairman of the Board of Directors of Meatball Obsession. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to MamaMancini’s as a part of the wind down.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $17,454 per month. The lease term runs through March 31, 2024 with renewal options through March 31, 2029. In addition, we lease an additional 1,077 square feet of space at 355 Murray Hill Parkway from CLN Associates, LLC for a current rental of $1,817 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2021 and January 31, 2020. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2021	High	Low
First Quarter	$1.74	$0.77
Second Quarter	$1.95	$1.53
Third Quarter	$2.43	$1.57
Fourth Quarter	$2.20	$1.77

Fiscal Year Ended January 31, 2020	High	Low
First Quarter	$0.84	$0.64
Second Quarter	$0.69	$0.43
Third Quarter	$0.82	$0.38
Fourth Quarter	$1.50	$0.57

The market price of our common stock, like that of other early stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 9, 2021, there were approximately 103 record holders of our common stock and there were 35,608,474 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from February 1, 2020 through January 31, 2021 which were not registered under the Securities Act.

Common Stock:

The Company issued an aggregate of 3,612,490 shares during this period, 3,588,490 of which were the result of the exercise of outstanding warrants and 24,000 which resulted from the exercise of stock options.

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

Results of Operations for the Year ended January 31, 2021 and 2020

The following table sets forth the summary statements of operations for the year ended January 31, 2021 and 2020:

	Year Ended
	January 31, 2021	January 31, 2020 (As Revised)
Sales - Net of Slotting Fees and Discounts	$40,758,605	$33,750,465
Gross Profit	$12,739,309	$9,984,328
Operating Expenses	$(9,261,461)	$(7,786,278)
Other Expenses	$(155,615)	$(550,730)
Income tax benefit	$744,973	$-
Net Income	$4,067,206	$1,532,694

For the year ended January 31, 2021 and 2020, the Company reported a net income of $4,067,206 and $1,532,694, respectively. The change in net income between the year ended January 31, 2021 and 2020 was primarily attributable an increase in sales of 21% and increased gross profit margins (31% of sales as discussed below) in addition to a decrease in interest expense and a small decrease in operating expenses as a percentage of sales (23% of sales, a 0.3% decrease from the prior year, as discussed below). During the year ended January 31, 2021, the Company also recorded an income tax benefit of $744,973 which significantly increased its net income compared to $0 for the year ended January 31 , 2020.

Sales: Sales, net of slotting fees and discounts increased by approximately 21% to $40,758,605 during the year ended January 31, 2021, from $33,570,465 during the year ended January 31, 2020. In addition, during the year ended January 31, 2021, the Company was able to increase its sales through new customers as well as its existing customer base. COVID-19 had the effect of, consumer hoarding of food and increasing inventory build at retailers in the first quarter of the year but slowed new placements in the third quarter. The Company expects new placements to revert back to normal levels in the second and third quarter of the fiscal year ended January 31, 2022.

Gross Profit: The gross profit margin was 31% for the year ended January 31, 2021 compared to 30% for the year ended January 31, 2020. Gross margins increased as a percentage of sales, due to increased plant efficiencies and process improvements offset by short term higher beef raw material prices in the Spring and Summer.

Operating Expenses: Operating expenses increased by 17% during the year ended January 31, 2021, as compared to the year ended January 31, 2020. Operating expenses remained consistent as a percentage of sales of 23% in 2020 and 2021. The $1,360,556 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Postage and freight of $484,762 due to increased sales and change of customer mix;

●	Commission expense of $331,182 due to increased sales;

●	Payroll and related expenses of $164,824 due to the addition of a Senior Executive in February 2020;

●	Royalty expenses of $76,261 due to the increase in sales; and

●	Professional fees of $63,518 due to an increase in investor relations and investment banking activities.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Trade show and travel expenses of $98,882 due to reduced need for travel and the elimination of in person trade shows due to COVID-19; and

●	Director fees decreased by $59,456 due to a decrease in one director in February who joined the Company as a Senior Executive.

Other Expense: Other expenses decreased by $395,115 to $155,615 for the year ended January 31, 2021 as compared to $550,730 during the year ended January 31, 2020. For year ended January 31, 2021, other expenses consisted of $137,751 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $17,864 of amortization expense related to the debt discount. For year ended January 31, 2020, other expenses consisted of $482,995 in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $67,735 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2021 compared to January 31, 2020:

	January 31, 2021	January 31, 2020	Change
Current Assets	$8,879,451	$5,620,255	$3,259,196
Current Liabilities	$4,045,349	$4,208,231	$162,882
Working Capital	$4,834,102	$1,412,024	$3,422,078

As of January 31, 2021, we had working capital of $4,834,102 as compared to a working capital of $1,412,024 as of January 31, 2020, an increase of $3,422,078. In addition to the increase in sales and net income, the increase in working capital is primarily attributable to an increase in cash of $2,796,877, an increase in receivables of $245,906, an increase in prepaid expenses of $267,619, and a net decrease of $317,203 in the current portion of lease and debt obligations. These amounts were offset by a decrease in inventories of $51,206 and an increase in accounts payable and accrued expenses $154,321.

Net cash provided by operating activities for the year ended January 31, 2021 and 2020 was $3,698,540 and $1,814,689, respectively. The net income for the year ended January 31, 2021 and 2020 was $4,067,206 and $1,532,694, respectively.

Net cash used in all investing activities for the year ended January 31, 2021 was $451,940 as compared to $268,106 for the year ended January 31, 2020, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand. During the year ended January 31, 2021, the Company also paid $32,567 for the acquisition of intangibles.

Net cash used in all financing activities for the year ended January 31, 2021 was $449,723 as compared to $1,762,399 for the year ended January 31, 2020. During the year ended January 31, 2021, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and net proceeds of $3,787,582 from the exercise of options and warrants. These cash in-flows were offset by payments on its line of credit of $2,997,348, payments on its term loan of $441,663, payments of $641,844 on the related party loans and $156,450 paid for finance lease payments. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020. During the year ended January 31, 2020, the Company made net borrowings on the line of credit of $385,314. These cash in-flows were offset by net payments of term loan of $2,058,337 and $89,376 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $4,067,206 and $3,698,540, respectively, for the year ended January 31, 2021.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through the fiscal year ending January 31, 2022 based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

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

There are no reportable events under this item for the year ended January 31, 2021.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2021, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was effective.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting through the date of this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In February 2020, the Company appointed Steven Burns as Executive Vice President in order to address certain material weaknesses identified in prior Annual reports.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 23, 2020.

Name	Age	Position

Carl Wolf	77	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	52	President and Director

Lawrence Morgenstein	70	Chief Financial Officer

Steven Burns	60	Executive Vice President and Director

Alfred D’Agostino	67	Director

Thomas Toto	66	Director

Dean Janeway	77	Director

Patrick Connor Haley	30	Director

Michael Stengel	65	Director

Carl Wolf has over 40 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a NASDAQ-listed public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publicly-traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay, which was a NASDAQ listed public company. Media Bay was a direct seller of spoken word through its audio book club and old-time radio classic activities and download spoken content, from 2002 to 2004.

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

Matthew Brown has over 30 years of experience in the sales and marketing of products in the food industry. Beginning in February 2010 through the present, he has served as President of MamaMancini’s. From April 2001 until January of 2012, he served as the President of Hors D’oeuvres Unlimited, overseeing the day-to-day operations of their food manufacturing business. He previously worked as a marketing associate from September 1993 to December 1998 at Kraft Foods, Inc., where he dealt with numerous aspects of the company’s marketing of their food products.

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

Steven Burns has over 30 years of experience in the management and operations of various companies. Mr. Burns has served as a director of MamaMancini’s from February 2010 through the present, and joined the company as Executive Vice President on February 1, 2020. Additionally, beginning in 2006 leads PointProspect which oversees investments and services in real estate, clean and efficient energy sources, high-quality and healthy food services, and healthcare technology. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Patrick Connor Haley is the Founder and Managing Partner of Alta Fox Capital Management, LLC, an investment manager based in Fort Worth, Texas. Previously, he was a consumer and technology focused Analyst at Scopia Capital Management LP. Mr. Haley has been recognized in numerous circles as an emerging thought leader in the small and micro-cap space and is currently a top-ranked member on microcapclub.com. Mr. Haley is a frequent panelist at small and micro-cap conferences, including the LD Micro and Planet Microcap Showcase, and has been interviewed in a number of publications and podcasts for his views on the small and micro-cap market.

Mr. Haley received an A.B. in Government, magna cum laude, from Harvard College.

In evaluating Connor Haley’s credentials for appointment to our Board, we took into account his direct experience in technical analysis of small public companies and advising them through strategic growth initiatives, and the navigation of business strategies in the best interest of maximizing shareholder value.

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

Michael Stengel is a tenured hospitality industry veteran, bringing over 40 years of executive leadership experience with Marriott International to the MamaMancini’s Board of Directors. At Marriott, he was instrumental to the Company’s convention network strategy, overseeing 135 Convention venues including the Gaylord Brand. Michael, as Senior Vice President of Gaylord Hotels and The Convention Resort Network (CRN) at Marriott, oversaw significant food and beverage operations within his portfolio of managed hotels and being responsible for well over $1.5 billion in revenue. Mr. Stengel has had direct responsibility for P&L operations for numerous enterprises and is completely familiar with financial management of public companies.

Mr. Stengel has received a B.S. Law and Justice from Rowan University, a Cornell University Hospitality Certificate, and an executive MBA with Marriott sponsor by the University of Maryland.

The Board determined that Mr. Stengel’s qualifications to serve as a director include his multi-faceted financial responsibility and experience in the food and hospitality business and his success in building organizations into large-scale, highly profitable operations.

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

Our Audit Committee consists of Mr. Toto who serves as Chairman, Mr. D’Agostino, Mr. Janeway and Mr. Stengel Mr. Stengel is our Audit Committee financial expert as currently defined under applicable SEC rules.

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

Our Compensation Committee consists of Mr. D’Agostino who serves as Chairman, and Mr. Dean Janeway and Mr. Toto.

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

Our Nominating/Corporate Governance Committee consists of Mr. Janeway who serves as Chairman, Mr. D’Agostino, Mr. Haley and Mr. Toto.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2021 and January 31, 2020.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2021	$190,003	0	0	0	0	0	0	$190,003
	2020	$190,000	0	0	0	0	0	0	$190,000

Matt Brown
President(2)	2021	$190,617	0	0	0	0	0	0	$190,617
	2020	$211,000	0	0	0	0	0	0	$211,000

Steven Burns	2021	191,666	0	0	0	0	0	0	$191,666
Executive VP (3)	2020	0	0	0	0	0	0	0	$0

Lawrence Morgenstein CFO(4)	2021	$136,458	0	0	6,682	0	0	0	$143,140
	2020	$132,000	0	0	4,058	0	0	0	$136,058

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2. 3.	Mr. Brown was appointed as President of the Company on January 24, 2013. Mr Burns was appointed Executive Vice President of the Company in 2019

4.	Mr. Morgenstein was appointed as Chief Financial Officer on April 1, 2018. Upon appointment to this position, Mr. Morgenstein was granted 7,500 options to purchase common stock. The options had a grant date fair value of $7,083. On April 1, 2019, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $4,694. On October 1, 2019, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $4,058. On April 1, 2020, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $7,617.

2021 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable I	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) I	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Number of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Wolf
Chief Executive Officer(1)	0	0	0	0

Matthew Brown
President(2)	0	0	0	0

Steven Burns
Executive Vice President; Director(3)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Alfred D’Agostino
Director(4)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Thomas Toto
Director(5)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Dean Janeway
Director(6)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Lawrence Morgenstein(7)
Chief Financial Officer	7,500	0	0	$0.73	11/30/2023
	7,500	0	0	$0.74	3/31/2024
	5,000	2,500	0	$0.70	9/30/2024
	2,500	5,000	0	$1.16	3/31/2025

Brent Smith(8)	6,000	0	0	$0.60	5/2/2026
	12,000	0	0	$1.38	11/2/2027

Chris Styler(8)	18,000	-	0	$0.60	5/2/2026
	6,000	0	0	$1.38	11/2/2027

Dan Mancini (Dougherty)(8)	18,000	0	0	$0.60	5/2/2026
	50,000	0	0	$0.52	7/30/2024

Emma Rosario(8)	3,000	0	0	$0.60	5/2/2026
	6,000	0	0	$1.38	11/2/2022

Eric Felice(8)	12,000	0	0	$0.60	5/2/2026
	24,000	0	0	$1.38	11/2/2022

Joe Smith(8)	18,000	-	0	$0.60	5/2/2026
	30,000	0	0	$1.38	11/2/2022

John Kaminsky(8)	6,000	0	0	$0.60	5/2/2026
	6,000	0	0	$1.38	11/2/2022

Pete de Pasquale(8)	6,000	0	0	$0.60	5/2/2026

Priscilla Goldman(8)	6,000	0	0	$0.60	5/2/2026

Rich Franco(8)	6,000	0	0	$0.60	5/2/2026
	6,000	0	0	$1.38	11/2/2022

Scott Shaffer(8)	18,000	0	0	$0.60	5/2/2026

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013

2.	Mr. Brown was appointed as President of the Company on January 24, 2013

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013

6.	Mr. Janeway was appointed as a director on January 24, 2013

7.	Mr. Morgenstein was appointed Chief Financial Officer on April 1, 2018

8.	Non-Management employee

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

In April 2016, each of our directors were granted stock options to purchase 50,000 shares of the Company’s common stock at an exercise of $0.39. All such options vested quarterly over a one-year period and originally expired 5 years from the date of grant. The exercise period for these options have been extended for an additional two years.

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

In July 2019, each of our directors were granted stock options to purchase 50,000 shares of the Company’s common stock at an exercise of $0.52. All such options vested quarterly over a one-year period and expire 5 years from the date of grant.

There is no formal arrangement with our board of directors for the granting of options. There is no assurance that the Company will continue to issue options to the board of directors or on what terms such issuance would occur.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending January 31, 2021 and 2020.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director Steven Burns (1)	2020	$58,000	$0	$0	$17,876	$0	$0	$75,876

Director	2021	$10,000	$0	$0	$0	$0	$0	$10,000
Alfred D’Agostino (2)	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2021	$10,000	$0	$0	$0	$0	$0	$10,000
Thomas Toto (3)	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2021	$10,000	$0	$0	$0	$0	$0	$10,000
Dean Janeway (4)	2020	$10,000	$0	$0	$17,876	$0	$0	$27,876

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013. He became Executive Vice President of the Company in February 2020 and as of such date is no longer considered an independent director.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2021. As compensation for his services, Mr. Wolf receives a base salary of $190,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2021. As compensation for his services, Mr. Brown receives a base salary of $186,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Lawrence Morgenstein

On April 1, 2018 MamaMancini’s entered into an employment agreement with Lawrence Morgenstein as Chief Financial Officer of MamaMancini’s for an initial term of one year. Unless terminated, Mr. Morgenstein’s employment agreement automatically renews for successive one-year terms. As compensation for his services, Mr. Morgenstein receives a base salary of $125,000 per year and is eligible for a year-end bonus of up to $25,000. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Morgenstein was initially granted an option to acquire 7,500 shares of Company Common Stock. On October 1, 2019, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $4,058. On April 1, 2020, Mr. Morgenstein was granted an additional 7,500 options to purchase common stock with a grant date fair value of $7,617. As part of the agreement, Mr. Morgenstein is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2021 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders (other than Executive Officers and Directors)
None

Named Executive Officers and Directors
Carl Wolf	7,223,248	(3)	20.29%
Matthew Brown	5,629,921	(4)	15.81%
Lawrence Morgenstein	25,000	(5)	*
Steven Burns	1,501,310	(6)	4.14%
Alfred D’Agostino	1,060,242	(7)	2.93%
Thomas Toto	896,110	(8)	2.47%
Dean Janeway	441,003	(9)	1.22%
Patrick Connor Haley	1,686,799	(10)
Michael Stengel	5,000	(11)	*
All executive officers and directors as a group (9 persons)	18,601,965		51.05	%(2)

*Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 12, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may be acquire within 60 days of April 12, 2021 on exercise of warrants and options and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 12, 2021 (35,608,474 shares of Common Stock). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 1,052,892 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4)	5,401,823 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5)	Includes 25,000 stock options which are currently exercisable.

(6)	This amount includes 130,397 shares held by Steven Burns, 84,074 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes options to purchase 150,000 shares of common stock.

(7)	This amount includes 126,938 shares directly held by Alfred D’Agostino, 783,304 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes an option to purchase 150,000 shares of common stock.

(8)	This amount includes 679,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes an option to purchase 150,000 shares of common stock.

(9)	This amount includes 275,109 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt. Ten. Share total also includes an option to purchase 150,000 shares of common stock.

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

(11)	This amount includes 5,000 shares purchased by the holder in April 2021.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 9, 2021, we had 35,608,474 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of January 31, 2021, no shares of Series A Convertible Preferred Stock are issued and outstanding. The Series A Convertible Preferred Stock shares were convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock.

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

Warrants

As of April 9, 2021, there are no outstanding warrants to purchase of our common shares.

Options

As of April 9, 2021, there outstanding options to purchase 869,000 shares of Company Common Stock at exercise prices ranging from $0.39 to $1.38 per share.

M&T Bank Facility

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 and $17,864 as of January 31, 2021 and January 31, 2020, respectively. The outstanding balance on the term loan was $0 and $441,663 as of January 31, 2021 and 2020, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 and $2,997,348 as of January 31, 2021 and 2020, respectively.

During the year ended January 31, 2021, the Company paid total interest of $78,032 to M&T Bank for the above agreements

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

Director Independence

Our board of directors has determined that each of Messrs. D’Agostino, Toto, Janeway, Haley and Stengel is an independent director within the meaning of the applicable rules of the SEC and the New York Stock Exchange, and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership. In addition, our board of directors has determined that Mr. Burns is an audit committee financial expert within the meaning of the applicable rules of the SEC and the New York Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of GAAP to proposed transactions. The aggregate Audit Fees billed for the fiscal years ended January 31, 2021 and January 31, 2020, were $64,000 and $56,920, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended January 31, 2021 and January 31, 2020 were $0 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate Tax Fees billed for the years ended January 31, 2021 and January 31, 2019 were $11,115 and $7,500, respectively.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: April 20, 2021	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Morgenstein
	Name:	Lawrence Morgenstein
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	April 20, 2021
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	April 20, 2021
Matthew Brown

/s/ Lawrence Morgenstein	Chief Financial Officer	April 20, 2021
Lewis Ochs

/s/ Steven Burns	Director	April 20, 2021
Steven Burns

/s/ Alfred D’Agostino	Director	April 20, 2021
Alfred D’Agostino

/s/ Tom Toto	Director	April 20, 2021
Tom Toto

/s/ Dean Janeway	Director	April 20, 2021
Dean Janeway

/s/ Patrick Connor Haley	Director	April 20, 2021
Patrick Connor Haley

/s/ Michael Stengel	Director	April 20, 2021
Michael Stengel

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2021 and 2020, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended January 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation Allowance for Deferred Tax Asset

As discussed in Note 12 to the consolidated financial statements, the Company recognizes a valuation allowance to the extent that more likely than not some portion or all of the deferred tax assets will not be realized.

The Company’s assessment of the valuation allowance on the deferred tax asset requires management to make significant assumptions related to assessment of whether the net operating loss would be realizable in future periods and the determination whether an allowance is required.

Conclusions on recognizing and measuring assessed valuation involves significant estimates and management judgment. Given the complexity and the subjective nature of the allowance, evaluating management’s estimates relating to their determination of the allowance required increased audit effort and a degree of auditor judgment.

Our principal audit procedures to evaluate management’s estimates of the allowance on the deferred tax asset included the following, among others:

●	Evaluating the reasonableness of key assumptions and estimates used by management in the taxable income projection in the light of its past performances, existing operating capabilities, requirements and plans;

●	Evaluating the reasonableness of assumption used in the carryforward of losses and the timing of reversal taking into consideration the existing tax law; and

●	Testing the completeness, accuracy, and relevance of underlying data in the projection.

Consideration Payable to Customers

As discussed in Note 2 to the consolidated financial statements, the Company recognizes trade promotion and customer incentive activities as a reduction to the transaction price under the relevant accounting for revenue recognition.

The Company’s assessment of the accounting for these trade promotion and customer incentive activities requires management to make a determination as to whether the underlying services are distinct and, if so, whether the fees paid or payable to customers exceed the fair value of those services. Such determinations rely on subjective judgments and consideration of the facts and circumstances surrounding the underlying services in relation to the customer contracts.

Our principal audit procedures to evaluate management’s determination of these costs as reductions to the transaction price underlying revenue included the following, among others:

●	Obtaining a detailed understanding of the nature of the promotional activities, including evaluating management’s methodology for determining whether the activities met the criterion as distinct services;

●	Testing underlying agreements and examining promotional displays and publications to corroborate management’s determination, and

●	Testing the completeness, accuracy, and relevance of underlying data used in making the determination or estimating the fair value of the services.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2011.

Somerset, New Jersey

April 20, 2021

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2021	January 31, 2020

Assets

Current Assets:
Cash	$3,190,560	$393,683
Accounts receivable, net	3,973,793	3,727,887
Inventories	1,195,211	1,246,417
Prepaid expenses	519,887	252,268
Total current assets	8,879,451	5,620,255

Property and equipment, net	2,963,602	2,805,843

Intangibles	87,639	-

Operating lease right of use assets, net	1,352,483	1,490,794

Deferred tax asset, net	744,973	-

Deposits	20,177	20,177
Total Assets	$14,048,325	$9,937,069

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$3,707,111	$3,552,790
Term loan	-	423,799
Operating lease liability	147,684	126,516
Finance leases payable	190,554	105,126
Total current liabilities	4,045,349	4,208,231

Line of credit – net	-	2,997,348
Operating lease liability – net	1,218,487	1,372,349
Finance leases payable – net	474,743	315,234
Notes payable - related party	-	641,844
Total long-term liabilities	1,693,230	5,326,775

Total Liabilities	5,738,579	9,535,006

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2021 and 2020, 0 and 0 shares outstanding as of January 31, 2021 and 2020	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,603,731 and 31,991,241 shares issued and outstanding as of January 31, 2021 and 2020	357	321
Additional paid in capital	20,535,793	16,695,352
Accumulated deficit	(12,076,904)	(16,144,110)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	8,309,746	402,063
Total Liabilities and Stockholders’ Equity	$14,048,325	$9,937,069

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Income

	For the Years Ended January 31,
	2021	2020
		(as revised)
Sales-net of slotting fees and discounts	$40,758,605	$33,750,465

Costs of sales	28,019,296	23,766,137

Gross profit	12,739,309	9,984,328

Operating expenses:
Research and development	110,713	114,626
General and administrative	9,150,748	7,786,278
Total operating expenses	9,261,461	7,900,904

Income from operations	3,477,848	2,083,424

Other expenses
Interest	(137,751)	(482,995)
Amortization of debt discount	(17,864)	(67,735)
Total other expenses	(155,615)	(550,730)

Net income before income tax provision	3,322,233	1,532,694

Income tax benefit	744,973	-

Net income	$4,067,206	$1,532,694

Net income per common share
– basic	$0.12	$0.05
– diluted	$0.12	$0.04

Weighted average common shares outstanding
– basic	33,503,208	31,949,803
– diluted	34,016,581	34,339,256

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Period from February 1, 2019 through January 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 1, 2019 (As Revised)	-	$-	31,866,241	$320	(230,000)	$(149,500)	$16,547,287	$(17,676,804)	$(1,278,697)

Common stock issued for services	-	-	125,000	1	-	-	71,874	-	71,875

Stock options issued for services	-	-	-	-	-	-	76,191	-	76,191

Net income	-	-	-	-	-	-	-	1,532,694	1,532,694

Balance, January 31, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock Options issued for services	-	-	-	-	-	-	52,895	-	52,895

Common stock issued for exercise of options	-	-	24,000	-	-	-	14,400	-	14,400

Common stock issued for exercise of warrants	-	-	3,588,490	36	-	-	3,773,146	-	3,773,182

Net income	-	-	-	-	-	-	-	4,067,206	4,067,206
Balance, January 31, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended January 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,067,206	$1,532,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	663,001	640,246
Amortization of debt discount	17,864	67,735
Share-based compensation	52,895	93,862
Amortization of right of use assets	138,311	109,036
Change in deferred tax asset	(744,973)	-
Changes in operating assets and liabilities:
Accounts receivable	(245,906)	(1,077,063)
Inventories	51,206	101,172
Prepaid expenses	(267,619)	(42,886)
Accounts payable and accrued expenses	99,249	490,858
Operating lease liability	(132,694)	(100,965)
Net Cash Provided by Operating Activities	3,698,540	1,814,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(419,373)	(268,106)
Cash paid for intangible assets	(32,567)	-
Net Cash Used in Investing Activities	(451,940)	(268,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party notes payable	(641,844)	-
Repayments of term loan	(441,663)	(2,058,337)
Proceeds from promissory note	330,505	-
Repayment of promissory note	(330,505)	-
Borrowings (repayments) of line of credit, net	(2,997,348)	385,314
Repayment of capital lease obligations	(156,450)	(89,376)
Proceeds from exercise of options	14,400	-
Proceeds from exercise of warrants	3,773,182	-
Net Cash Used in Financing Activities	(449,723)	(1,762,399)

Net Increase (Decrease) in Cash	2,796,877	(215,726)

Cash - Beginning of Period	393,683	609,409

Cash - End of Period	$3,190,560	$393,683

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$174,735	$548,894

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating lease liability	$-	$1,599,830
Finance lease asset additions	$401,387	$293,479
Common stock issued for services to be rendered	$-	$71,875
Acquisition of software via contract liability	$55,072	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2021

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2021 and 2020.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2021, the Company had $3,128,246 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of January 31, 2021 and January 31, 2020, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2021 and January 31, 2020:

	January 31, 2021	January 31, 2020
Raw Materials	$746,013	$893,204
Work in Process	88,955	37,764
Finished goods	360,243	315,449
	$1,195,211	$1,246,417

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

Intangible Assets

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license. The Company did not record amortization for the software license since the license has yet to be implemented as of January 31, 2021.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2021 and 2020 were $110,713 and $114,626, respectively.

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

Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers. The Company recognizes the related trade receivable when the goods are shipped.

Expenses such as slotting fees, sales discounts, promotions and allowances are accounted for as a direct reduction of revenues as follows:

	For the Year Ended
	January 31, 2021	January 31, 2020
		(as revised)
Gross Sales	$42,238,702	$35,455,541
Less: Slotting, Discounts, Promotions and Allowances	1,480,097	1,705,076
Net Sales	$40,758,605	$33,750,465

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2021 and 2020:

	For the Year Ended
	January 31, 2021	January 31, 2020
Northeast	$13,994,534	$11,857,813
Southeast	12,780,368	8,523,577
Midwest	4,870,644	5,024,197
West	5,515,759	5,823,215
Southwest	5,077,397	4,226,739
Total revenue	$42,238,702	$35,455,541

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2021 and 2020 were $633,102 and $611,199 respectively.

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

For the years ended January 31, 2021 and 2020, share-based compensation amounted to $52,895 and $93,862, respectively.

For the years ended January 31, 2021 and 2020, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2021	January 31, 2020
Risk-free interest rate	0.00 - 0.49%	1.52 - 2.29%
Expected life of grants	0.1 - 5.2 years	3 - 3.5 years
Expected volatility of underlying stock	43 - 127%	127 - 150%
Dividends	0%	0%

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

	For the Years Ended
	January 31, 2021	January 31, 2020
Numerator:
Net income attributable to common stockholders	$4,067,206	1,532,694
Effect of dilutive securities:	—	-

Diluted net income	$4,067,206	$1,532,694

Denominator:
Weighted average common shares outstanding - basic	33,503,208	31,949,803
Dilutive securities (a):
Series A Preferred	-	-
Options	513,373	397,664
Warrants	-	1,991,789

Weighted average common shares outstanding and assumed conversion – diluted	34,016,581	34,339,256

Basic net income per common share	$0.12	$0.05

Diluted net income per common share	$0.12	$0.04

(a) - Anti-dilutive securities excluded:	-	-

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of January 31, 2021 and 2020, the Company recognized a deferred tax asset of $744,973 and $0, respectively, which is included in other long-term assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

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

Note 3 - Property and Equipment:

Property and equipment on January 31, 2021 and January 31, 2020 are as follows:

	January 31, 2021	January 31, 2020
Machinery and Equipment	$3,787,321	$3,176,638
Furniture and Fixtures	113,112	89,443
Leasehold Improvements	3,120,273	2,933,865
	7,020,706	6,199,946
Less: Accumulated Depreciation	4,057,104	3,394,103
	$2,963,602	$2,805,843

Depreciation expense charged to income for the years ended January 31, 2021 and 2020 amounted to $663,001 and $640,246, respectively.

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

The Company’s ownership interest in MO has decreased due to dilution. At January 31, 2021 and January 31, 2020, the Company’s ownership interest in MO was 0% and 12%, respectively. As of December 31, 2019, MO had wound down and ceased operations. Major accounts were transitioned to the Company as a part of the wind down.

Note 5 - Related Party Transactions

Meatball Obsession, LLC

A current director of the Company is the chairman of the board and shareholder of Meatball Obsession LLC (“MO”).

For the years ended January 31, 2021 and 2020, the Company generated approximately $0 and $53,984 in revenues from MO, respectively.

As of January 31, 2021 and 2020, the Company had a receivable of $0 and $1,604 due from MO, respectively.

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the years ended January 31, 2021 and 2020, the Company recorded $48,000 and $48,000 in commission expense from WWS, Inc. generated sales, respectively.

Notes Payable – Related Party

During the year ended January 31, 2016, the Company received aggregate proceeds of $125,000 from notes payable with the CEO of the Company. The notes bear interest at a rate of 4% per annum and matured on December 31, 2016. The notes were subsequently extended until January 2024. As of January 31, 2021 and 2020, the outstanding principal balance of the notes was $0 and $109,844, respectively.

The Company received advances from the CEO of the Company which bear interest at 8%. The advances were due on January 2024. At January 31, 2021 and 2020, there was $0 and $400,000 of principal outstanding, respectively.

The Company received advances from an entity 100% owned by the CEO of the Company, which bear interest at 8%. The advances were due on January 2024. At January 31, 2021 and 2020, there was $0 and $132,000 of principal outstanding, respectively.

For the years ended January 31, 2021 and 2020, the Company recorded interest expense of $23,550 and $44,131, respectively, related to the above related party notes payable. At January 31, 2021 and 2020, there was $0 and $2,863, respectively, of accrued interest on the above related party notes.

Other Related Party Transactions

During the years ended January 31, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $29,503 and $15,722, respectively.

During the year ended January 31, 2021, members of the board of directors and officers exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Note 6 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The new facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 and $17,864 as of January 31, 2021 and January 31, 2020, respectively. The outstanding balance on the term loan was $0 and $441,663 as of January 31, 2021 and 2020, respectively.

Effective, January 4, 2019, the Company has arranged a new $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 and $2,997,348 as of January 31, 2021 and 2020, respectively.

During the year ended January 31, 2021, the Company paid total interest of $78,032 to M&T Bank for the above agreements.

Note 7 – Promissory Note

On April 21, 2020, the Company entered into a term note with its principal bank, M&T, with a principal amount of $330,505 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. The Company returned the $330,505 received from the Paycheck Protection Program on May 6, 2020, inclusive of interest.

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

The components of lease expense were as follows:

	For the Year Ended	For the Year Ended
	January 31, 2021	January 31, 2020
Finance lease
Depreciation of assets	$129,104	$100,703
Interest on lease liabilities	36,169	23,130
Operating leases	309,357	257,763
Short-term lease	-	7,653
Total net lease cost	$474,630	$389,249

Supplemental balance sheet information related to leases was as follows:

	January 31, 2021	January 31, 2020
Operating leases:
Operating lease ROU assets	$1,352,483	$1,490,794

Current operating lease liabilities, included in current liabilities	$147,684	$126,516
Noncurrent operating lease liabilities, included in long-term liabilities	1,218,487	1,372,349
Total operating lease liabilities	$1,366,171	$1,498,865

Finance leases
Property and equipment, at cost	$951,656	$550,269
Accumulated depreciation	(260,370)	(131,266)
Property and equipment, net	$691,286	$419,003

Current obligations of finance lease liabilities, included in current liabilities	$190,554	$105,126
Finance leases, net of current obligations, included in long-term liabilities	474,743	315,234
Total finance lease liabilities	$665,297	$420,360

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended January 31, 2021	For the Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132,694	$100,965
Financing cash flows from finance leases	156,450	92,928

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$1,599,830
Finance leases	401,387	293,479

Weighted average remaining lease term (in years):
Operating leases	6.8	7.8
Finance leases	3.9	3.6

Weighted average discount rate:
Operating leases	6.54%	6.54%
Finance leases	4.57%	5.67%

For the Twelve Months Ending January 31,
2022	$453,199
2023	422,164
2024	356,370
2025	331,193
2026	243,633
Thereafter	670,902
Total lease payments	$2,477,461
Less: amounts representing interest	(445,992)
Total lease obligations	$2,031,469

Note 9 - Concentrations

Revenues

During the year ended January 31, 2021, the Company earned revenues from two customers representing approximately 41% and 13% of gross sales. As of January 31, 2021, these two customers represented approximately 23% and 14% of total gross outstanding receivables, respectively. During the year ended January 31, 2020, the Company earned revenues from three customers representing approximately 46%, 11% and 10% of gross sales. As of January 31, 2020, these three customers represented approximately 34%, 16% and 8% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Equity

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2019	626,500	$0.77
Exercisable – January 31, 2019	521,500	$0.71
Granted	265,000	$0.53
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2020	891,500	$0.77
Exercisable – January 31, 2020	756,500	$0.71
Granted	7,500	$0.53
Exercised	(24,000)	$0.60
Forfeited/Cancelled	(6,000)	$0.60
Outstanding – January 31, 2021	869,000	$0.70
Exercisable – January 31, 2021	859,000	$0.70

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	869,000	3.54	$0.70	859,000	$0.70

At January 31, 2021, the total intrinsic value of options outstanding and exercisable was $1,021,141 and $1,011,853, respectively.

During the year ended January 31, 2021, three employees exercised a total of 24,000 options at an exercise price of $0.60 per share for aggregate proceeds of $14,400. No options were exercised during the year ended January 31, 2020.

During the year ended January 31, 2021, the Company issued to 7,500 options to an employee. The options have an exercise price of $1.16 per share, a term of 5 years, and 2-year vesting. The options have an aggregated fair value of approximately $6,682 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2.

For the years ended January 31, 2021 and 2020, the Company recognized share-based compensation related to options of an aggregate of $52,895 and $76,191, respectively. At January 31, 2021, unrecognized share-based compensation was $1,933. In January 2021, the Company extended all employee options for 5 years and director options that were set to expire in April 2021 for a period of two years to April 2023 using the assumptions in Note 2.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2019	6,245,331	$1.04
Exercisable – January 31, 2019	6,245,331	$1.04
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(188,667)	$1.57
Outstanding – January 31, 2020	6,056,664	$1.00
Exercisable – January 31, 2020	6,056,664	$1.00
Granted	-	$-
Exercised	(3,631,733)	$1.09
Forfeited/Cancelled	(2,424,931)	$1.39
Outstanding – January 31, 2021	-	$-
Exercisable – January 31, 2021	-	$-

During the year ended January 31, 2021, warrant holders exercised a total of 3,631,733 warrants and the Company issued 3,588,490 shares of common stock as a result of these exercises and received net proceeds of $3,773,182 which included $87,000 paid to the placement agent. Of the 3,631,733 exercised warrants, 80,000 warrants were exercised on a cashless basis by Spartan Capital and the Company issued 36,757 shares of common stock.

Note 11 - Commitments and Contingencies

Insurance Claim

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within Other income (expense) on the consolidated statements of income.

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss is approximately $656,700 which includes loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. To date, the Company has recorded approximately $110,000 as an offset against labor expenses and $6,817 in raw material and packaging loss. The Company recorded the above $116,817 in prepaid expenses on the consolidated balance sheets. The Company has been reimbursed partially against the property damages for $93,870. The Company is awaiting the approval of the remaining balance of its property losses and business income claim from the insurance carrier. As of the date of these financials, the Company does not have final approved numbers for the loss.

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

The Company incurred $539,801 and $463,540 of royalty expenses for the years ended January 31, 2021 and 2020, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Advisory Agreements

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

Note 12 - Income Tax Provision

The income tax provision consists of the following:

	January 31, 2021	January 31, 2020
Federal
Current	$-	$-
Deferred	(184,085)	-
State and Local
Current
Deferred	(560,888)	-
Income tax benefit	$(744,973)	$-

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

The Company has U.S. federal net operating loss carryovers (NOLs) of approximately $3.8 million and $9.5 million at January 31, 2021 and 2020, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has New Jersey State Net Operating Loss carry overs of $5.2 million and $8.8 million at January 31, 2021 and 2020, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the years ended January 31, 2021 and 2020, the change in the valuation allowance was $(2,177,802) and $675,896, respectively.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2021 and 2020, respectively. As of January 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets (liabilities) consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2021	Year Ended January 31, 2020
Net operating loss carryovers	$1,212,466	$2,071,751
Share-based compensation	-	48,684
Fixed assets	-	86,293
Capitalized start-up and organization costs	44,133	566
Right of use liability	571,046	-
Other	6,309	41,506
Total deferred tax assets	1,833,954	2,199,550
Valuation allowance	-	(2,177,802)
Deferred tax asset, net of valuation allowance	1,833,954	21,748

Deferred Tax Liabilities
Fixed assets	708,798	-
Right of use asset	380,183	-
Other deferred tax liabilities	-	21,748
Total deferred tax liabilities	$1,088,981	$21,748
Net deferred tax asset (liability)	$744,973	$-

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense benefit as follows:

	Year Ended January 31, 2021	Year Ended January 31, 2020
US Federal statutory rate	21.00%	(21.00)%
State income tax, net of federal benefit	7.11	(8.98)
True Up	5.78	(0.57)
Change in valuation allowance	(65.55)	33.72
Other permanent differences	9.24	(6.10)
Income tax provision (benefit)	(22.42)%	-%

Note 13 – Revision of Prior Year Financial Statements

The Company identified and recorded a prior period adjustment related to promotion expenses that should have been recorded in the year ended January 31, 2020 as an offset to revenue as discussed in the Company’s revenue recognition policy instead of general and administrative expenses as originally recorded. The adjustment was reflected as a $1,086,982 decrease in Sales net of slotting fees and corresponding decrease in General and administrative expenses.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements for the fiscal year ended January 31, 2020 should be revised to reflect the correction of these errors.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

	For the year ended January 31, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$34,837,447	$(1,086,982)	$33,750,465
Gross profit	11,071,310	(1,086,982)	9,984,328
General and administrative expenses	8,873,260	(1,086,982)	7,786,278
Operating expenses	8,987,886	(1,086,982)	7,900,904
Income from operations	2,083,424	-	2,083,424
Net income	$1,532,694	$-	$1,532,694
Basic and diluted income per share	$0.05	$-	0.05

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were available to be issued. Based on this evaluation, the Company has identified the following reportable subsequent events other than those disclosed elsewhere in these financials.

