Form 10-Q
period 2021-04-30
MamaMancini's Holdings, Inc.
filed 2021-06-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 000-54954

MamaMancini’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-067116
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

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

As of June 14, 2021, there were 35,668,874 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2021	January 31, 2021
	(unaudited)
Assets

Current Assets:
Cash	$4,243,356	$3,190,560
Accounts receivable, net	3,719,745	3,973,793
Inventories	1,438,469	1,195,211
Prepaid expenses	504,434	519,887
Total current assets	9,906,004	8,879,451

Property and equipment, net	3,134,235	2,963,602

Intangibles	87,639	87,639

Operating lease right of use assets, net	1,633,577	1,352,483

Deferred tax asset, net	497,024	744,973

Deposits	20,177	20,177
Total Assets	$15,278,656	$14,048,325

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$4,046,073	$3,707,111
Operating lease liability	174,612	147,684
Finance leases payable	185,177	190,554
Total current liabilities	4,405,862	4,045,349

Operating lease liability – net	1,478,481	1,218,487
Finance leases payable – net	433,462	474,743
Total long-term liabilities	1,911,943	1,693,230

Total Liabilities	6,317,805	5,738,579

Commitments and contingencies

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2021 and January 31, 2021, 0 and 0 shares outstanding as of April 30, 2021 and January 31, 2021	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,668,874 and 35,603,731 shares issued and outstanding as of April 30, 2021 and January 31, 2021	358	357
Additional paid in capital	20,555,373	20,535,793
Accumulated deficit	(11,445,380)	(12,076,904)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	8,960,851	8,309,746
Total Liabilities and Stockholders’ Equity	$15,278,656	$14,048,325

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended
	April 30, 2021	April 30, 2020

Sales-net of slotting fees and discounts	$10,313,400	$10,834,941

Costs of sales	6,969,047	7,373,319

Gross profit	3,344,353	3,461,622

Operating expenses:
Research and development	23,436	29,481
General and administrative	2,468,718	2,456,187
Total operating expenses	2,492,154	2,485,668

Income from operations	852,199	975,954

Other income (expenses)
Interest	(10,430)	(64,402)
Amortization of debt discount	-	(5,350)
Other income	37,704	-
Total other income (expenses)	27,274	(69,752)

Net income before income tax provision	879,473	906,202

Income tax provision	247,949	-

Net income	$631,524	$906,202

Net income per common share
– basic	$0.02	$0.03
– diluted	$0.02	$0.03

Weighted average common shares outstanding
– basic	35,622,060	31,991,241
– diluted	36,191,451	33,946,276

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the Period from February 1, 2021 through April 30, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$(8,309,746)

Stock options issued for services	-	-	-	-	-	-	501	-	501

Stock options issued exercise of options	-	-	65,143	1	-	-	19,079	-	19,080

Net income	-	-	-	-	-	-	-	631,524	631,524
Balance, April 30, 2021	-	$-	35,668,874	$358	(230,000)	$(149,500)	$20,555,373	$(11,445,380)	$8,960,851

For the Period from February 1, 2020 through April 30, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	27,105	-	27,105

Net income	-	-	-	-	-	-	-	906,202	906,202
Balance, April 30, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,722,457	$(15,237,908)	$1,335,370

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	April 30, 2021	April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$631,524	$906,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	183,761	159,793
Amortization of debt discount	-	5,350
Share-based compensation	501	27,105
Amortization of right of use assets	43,621	33,796
Change in deferred tax asset	247,949	-
Changes in operating assets and liabilities:
Accounts receivable	254,048	(239,379)
Inventories	(243,258)	65,764
Prepaid expenses	15,453	(9,766)
Accounts payable and accrued expenses	338,962	278,175
Operating lease liability	(37,793)	(31,375)
Net Cash Provided by Operating Activities	1,434,768	1,195,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(354,394)	(105,616)
Net Cash Used in Investing Activities	(354,394)	(105,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	-	(125,001)
Proceeds from promissory note	-	330,505
Borrowings of line of credit, net	-	150,000
Repayment of finance lease obligations	(46,658)	(25,208)
Proceeds from exercise of options	19,080	-
Net Cash Used in Financing Activities	(27,578)	330,296

Net Increase in Cash	1,052,796	1,420,345

Cash - Beginning of Period	3,190,560	393,683

Cash - End of Period	$4,243,356	$1,814,028

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$10,430	$67,265

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$-	$223,598

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

April 30, 2021

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

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2021 filed on April 21, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2021 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2022.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2021 and January 31, 2021.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2021, the Company had $3,975,358 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of April 30, 2021 and January 31, 2021, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2021 and January 31, 2021:

	April 30, 2021	January 31, 2021
Raw Materials	$764,545	$746,013
Work in Process	132,498	88,955
Finished goods	541,426	360,243
	$1,438,469	$1,195,211

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

Intangible Assets

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license. The Company did not record amortization for the software license since the license has yet to be implemented as of April 30, 2021.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2021 and 2020 were $23,436 and $29,481, respectively.

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

Expenses such as slotting fees, sales discounts, promotions and allowances are accounted for as a direct reduction of revenues as follows (see Note 11):

	For the Three Months Ended
	April 30, 2021	April 30, 2020

Gross Sales	$10,748,166	$11,241,304
Less: Slotting, Discounts, Promotions and Allowances	434,766	406,363
Net Sales	$10,313,400	$10,834,941

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2021 and 2020:

	For the Three Months Ended
	April 30, 2021	April 30, 2020
Northeast	$3,422,669	$3,890,119
Southeast	3,801,029	2,967,346
Midwest	1,027,649	1,285,655
West	1,557,111	1,824,215
Southwest	939,708	1,273,969
Total revenue	$10,748,166	$11,241,304

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2021 and 2020 were $126,180 and $115,970 respectively.

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

For the three months ended April 30, 2021 and 2020, share-based compensation amounted to $501 and $27,105, respectively.

For the three months ended April 30, 2021 and 2020, when computing fair value of share-based payments, the Company has considered the following variables:

	April 30, 2021	April 30, 2020
Risk-free interest rate	N/A	0.37%
Expected life of grants	N/A	3.5 years
Expected volatility of underlying stock	N/A	125%
Dividends	N/A	0%

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

Earnings Per Share

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

	For the Three Months Ended
	April 30, 2021	April 30, 2020
Numerator:
Net income attributable to common stockholders	$631,524	906,202
Effect of dilutive securities:	—	—

Diluted net income	$631,524	$906,202

Denominator:
Weighted average common shares outstanding - basic	35,622,060	31,991,241
Dilutive securities (a):
Series A Preferred	-	-
Options	569,392	468,161
Warrants	-	1,486,874

Weighted average common shares outstanding and assumed conversion – diluted	36,191,451	33,946,276

Basic net income per common share	$0.02	$0.03

Diluted net income per common share	$0.02	$0.03

(a) - Anti-dilutive securities excluded:	-	-

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of April 30, 2021 and January 31, 2021, the Company recognized a deferred tax asset of $497,024 and $744,973, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2019, 2020 or 2021. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

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

Note 3 - Property and Equipment:

Property and equipment on April 30, 2021 and January 31, 2021 are as follows:

	April 30, 2021	January 31, 2021
Machinery and Equipment	$4,099,534	$3,787,321
Furniture and Fixtures	133,593	113,112
Leasehold Improvements	3,141,973	3,120,273
	7,375,100	7,020,706
Less: Accumulated Depreciation	4,240,865	4,057,104
	$3,134,235	$2,963,602

Depreciation expense charged to income for the three months ended April 30, 2021 and 2020 amounted to $183,761 and $159,793, respectively.

Note 4 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended April 30, 2021 and 2020, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales.

Other Related Party Transactions

During the three months ended April 30, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $4,517 and $14,570, respectively.

Note 5 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount and will be amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 as of April 30, 2021 and January 31, 2021. The outstanding balance on the term loan was $0 as of April 30, 2021 and January 31, 2021.

Effective, January 4, 2019, the Company has arranged a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the facility was amended to increase the total available balance to $4.5 million as well as extend the maturity date to June 30, 2023. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 as of April 30, 2021 and January 31, 2021.

During the three months ended April 30, 2021 and 2020, the Company paid total interest of $0 and $43,080 to M&T Bank for the above agreements, respectively.

Note 6 – Promissory Note

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

On March 1, 2021, the Company amended its existing lease with the landlord for a new premise with a greater square footage. Upon cancellation of the existing lease, the Company wrote-off the net right of use asset and corresponding lease liability of $22,870. The Company recorded a right of use asset and related liability of $347,585 for the new space which will be occupied over a 60-month period.

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

The components of lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	April 30, 2021	April 30, 2020
Finance lease
Depreciation of assets	$30,963	$32,389
Interest on lease liabilities	10,430	7,827
Operating leases	88,508	78,183
Short-term lease	-	-
Total net lease cost	$129,901	$118,399

Supplemental balance sheet information related to leases was as follows:

	April 30, 2021	January 31, 2021
Operating leases:
Operating lease ROU assets	$1,633,577	$1,352,483

Current operating lease liabilities, included in current liabilities	$174,612	$147,684
Noncurrent operating lease liabilities, included in long-term liabilities	1,478,481	1,218,487
Total operating lease liabilities	$1,653,093	$1,366,171

Finance leases
Property and equipment, at cost	$951,656	$951,656
Accumulated depreciation	(291,333)	(260,370)
Property and equipment, net	$660,323	$691,286

Current obligations of finance lease liabilities, included in current liabilities	$185,177	$190,554
Finance leases, net of current obligations, included in long-term liabilities	433,462	474,743
Total finance lease liabilities	$618,639	$665,297

Supplemental cash flow and other information related to leases was as follows:

	For the Three Months Ended April 30, 2021	For the Three Months Ended April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,793	$31,375
Financing cash flows from finance leases	46,658	25,208

ROU assets obtained in exchange for lease liabilities:
Operating leases	$347,585	$-
Finance leases	-	223,598

Weighted average remaining lease term (in years):
Operating leases	7.3	7.6
Finance leases	3.7	4.0

Weighted average discount rate:
Operating leases	5.58%	6.54%
Finance leases	4.57%	4.96%

Total future minimum payments required under the lease obligations as of April 30, 2021 are as follows:

For the Twelve Months Ending January 31,
2022 (Remaining)	$360,042
2023	450,051
2024	438,907
2025	414,986
2026	330,646
Thereafter	678,179
Total lease payments	$2,672,811
Less: amounts representing interest	(432,180)
Total lease obligations	$2,240,631

Note 8 - Concentrations

Revenues

During the three months ended April 30, 2021, the Company earned revenues from three customers representing approximately 31%, 19% and 11% of gross sales. As of April 30, 2021, these three customers represented approximately 33%, 14% and 16% of total gross outstanding receivables, respectively. During the three months ended April 30, 2020, the Company earned revenues from three customers representing approximately 44%, 10% and 10% of gross sales. As of April 30, 2020, these three customers represented approximately 40%, 16% and 9% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2021	869,000	$0.70
Exercisable – January 31, 2021	859,000	$0.70
Granted	-	$-
Exercised	(84,000)	$0.86
Forfeited/Cancelled	-	$-
Outstanding – April 30, 2021	785,000	$0.68
Exercisable – April 30, 2021	782,500	$0.68

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	785,000	3.06	$0.68	782,500	$0.68

At April 30, 2021, the total intrinsic value of options outstanding and exercisable was $1,588,091 and $1,584,241, respectively.

During the three months ended April 30, 2021, six employees exercised a total of 84,000 options at an average exercise price of $0.86 per share for aggregate proceeds of $19,080. No options were exercised during the three months ended April 30, 2020.

For the three months ended April 30, 2021 and 2020, the Company recognized share-based compensation related to options of an aggregate of $501 and $27,105, respectively. At April 30, 2021, unrecognized share-based compensation was $1,432.

Note 10 - Commitments and Contingencies

Insurance Claim

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense)” on the condensed consolidated statements of income.

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss is approximately $656,700 which includes loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the three months ended April 30, 2021, the Company received $67,426 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statement of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. The insurance claim remains open in order for the Company to review for additional business income losses.

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

The Company incurred $148,436 and $161,627 of royalty expenses for the three months ended April 30, 2021 and 2020, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

Agreements with Placement Agents and Finders

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction.

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

Note 11 – Impact on Previously Issued Financial Statements

During the audit for the year ended January 31, 2021, the Company identified and recorded a prior period adjustment related to promotion expenses that should have been recorded in the year ended January 31, 2021 as an offset to revenue as discussed in the Company’s revenue recognition policy instead of general and administrative expenses as originally recorded.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements for the three months ended April 30, 2020 should be revised to reflect the correction of these errors. The impact on the the three months ended April 30,2020, was reflected as an adjustment of $265,978 which resulted in a decrease in Sales net of slotting fees and corresponding decrease in General and administrative expenses.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

	For the three months ended April 30, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$11,100,919	$(265,978)	$10,834,941
Gross profit	3,727,600	(265,978)	3,461,622
General and administrative expenses	2,722,165	(265,978)	2,456,187
Operating expenses	2,751,646	(265,978)	2,485,668
Income from operations	975,954	-	975,954
Net income	$906,202	$-	$906,202
Basic and diluted income per share	$0.03	$-	0.03

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD- LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENS” AND “RISK FACTORS” DETAILED IN PRIOR COMPANY FILINGS AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations for the Three Months ended April 30, 2021 and 2020

The following table sets forth the summary statements of operations for the three months ended April 30, 2021 and 2020:

	Three Months Ended
	April 30, 2021	April 30, 2020
		(as revised)
Sales - Net of Slotting Fees and Discounts	$10,313,400	$10,834,941
Gross Profit	$3,344,353	$3,461,622
Operating Expenses	$(2,492,154)	$(2,485,668)
Other Income (Expenses)	$27,274	$(69,752)
Income Tax Provision	$(247,949)	$-
Net Income	$631,524	$906,202

For the three months ended April 30, 2021 and 2020, the Company reported a net income of $631,524 and $906,202, respectively. The change in net income between the three months ended April 30, 2021 and 2020 was mainly the result of a decrease in gross profit of $117,269 (discussed below) and the income tax provision of $247,949 recorded during the three months ended April 30, 2021 compared to $0 during the three months ended April 30, 2020.

Sales: Sales, net of slotting fees and discounts decreased by approximately 5% to $10,313,400 during the three months ended April 30, 2021, from $10,834,941 during the three months ended April 30, 2020. The decrease was mainly attributable to the prior year’s increase in sales due to inventory stocking of major national accounts during the early stages of the COVID-19 pandemic.

Gross Profit: The gross profit margin was 32% for the three months ended April 30, 2021 compared to 32% for the three months ended April 30, 2020.

Operating Expenses: Operating expenses increased by less than 1% during the three months ended April 30, 2021, as compared to the three months ended April 30, 2020. Operating expenses increased as a percentage of sales to 24% in 2021 compared to 23% in 2020. The $6,486 increase in total operating expenses is primarily attributable to the following increases in operating expenses:

●	Payroll and related expenses of $66,568 due to bonuses paid to executives;

●	Director fees of $23,972 due to the increase in the number of directors and increase in compensation to each director; and

●	Insurance expense of $23,580 due to an increase in costs of coverage of the director and officer policies and an increase in umbrella policy.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Professional fees of $77,089 due to reduced consulting and investment banker expenses; and

●	Stock compensation decreased by $26,604 due to a decrease in awards and vesting during the current period.

Other Income (Expenses): Other income (expenses) increased by $97,026 to income of $27,274 for the three months ended April 30, 2021 as compared to expenses of $(69,752) during the three months ended April 30, 2020. For the three months ended April 30, 2021, other income (expenses) consisted of $(10,430) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704. For three months ended April 30, 2020, other expenses consisted of $(64,402) in interest expense incurred on the Company’s financing arrangements. In addition, the Company recorded $(5,350) of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2021 compared to January 31, 2021:

	April 30, 2021	January 31, 2021	Change
Current Assets	$9,906,004	$8,879,451	$1,026,553
Current Liabilities	$4,405,862	$4,045,349	$360,513
Working Capital	$5,500,142	$4,834,102	$666,040

As of April 30, 2021, we had working capital of $5,500,142 as compared to a working capital of $4,834,102 as of January 31, 2021, an increase of $666,040. The increase in working capital is primarily attributable to an increase in cash of $1,052,796 and an increase in inventory of $243,258. These amounts were offset by a decrease in accounts receivable of $254,048 and an increase in accounts payable and accrued expenses of $338,962 and current portion of lease obligations of $21,551.

Net cash provided by operating activities for the three months ended April 30, 2021 and 2020 was $1,434,768 and $1,195,665, respectively. The net income for the three months ended April 30, 2021 and 2020 was $631,524 and $906,202, respectively.

Net cash used in all investing activities for the three months ended April 30, 2021 was $354,394 as compared to $105,616 for the three months ended April 30, 2020, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the three months ended April 30, 2021 was $27,578 as compared to $330,296 provided for the three months ended April 30, 2020. During the three months ended April 30, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $46,658 paid for finance lease payments. During the three months ended April 30, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and the Company’s net borrowings on its line of credit increased by $150,000 over the prior year comparable period. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020. These cash in-flows were offset by payments on its term loan of $125,001 and $25,208 paid for capital lease payments.

As reflected in the accompanying consolidated financial statements, the Company has net income and net cash provided by operations of $631,524 and $1,434,768, respectively, for the three months ended April 30, 2021.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through June 14, 2022 based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2021 and April 30, 2021, the Company had the following transactions in its common stock:

On April 28, 2021, five employees exercised a total of 84,000 options at an average exercise price of $0.86 for aggregate proceeds of $19,080 in exchange for 65,143 shares of the Company’s common stock.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 14, 2021	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

