Form 10-Q
period 2021-07-31
MamaMancini's Holdings, Inc.
filed 2021-09-09
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 000-54954

MamaMancini’s Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-0607116
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

25 Branca Road

East Rutherford, NJ 07073

(Address of principal executive offices and zip Code)

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001	MMMB	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 9, 2021, there were 35,724,992 shares outstanding of the registrant’s common stock.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

Page(s)

Condensed Consolidated Balance Sheets as of July 31, 2021 (unaudited) and January 31, 2021	F-2

Condensed Consolidated Statements of Income for the Three and Six Months Ended July 31, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from May 1, 2021 through July 31, 2021 and the Period from May 1, 2020 through July 31, 2020 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from February 1, 2021 through July 31, 2021 and for the Period February 1, 2020 through July 31, 2020 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2021 and 2020 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2021	January 31, 2021
	(unaudited)
Assets

Current Assets:
Cash	$4,252,881	$3,190,560
Accounts receivable, net	4,702,713	3,973,793
Other receivable	107,896	-
Inventories	1,407,614	1,195,211
Prepaid expenses	447,894	519,887
Total current assets	10,918,998	8,879,451

Property and equipment, net	3,063,165	2,963,602

Intangibles	87,639	87,639

Operating lease right of use assets, net	1,585,538	1,352,483

Deferred tax asset, net	353,794	744,973

Deposits	23,156	20,177
Total Assets	$16,032,290	$14,048,325

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$4,456,933	$3,707,111
Operating lease liability	181,573	147,684
Finance leases payable	214,946	190,554
Total current liabilities	4,853,452	4,045,349

Operating lease liability – net	1,429,500	1,218,487
Finance leases payable – net	356,277	474,743
Total long-term liabilities	1,785,777	1,693,230

Total Liabilities	6,639,229	5,738,579

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2021 and January 31, 2021, 0 and 0 shares outstanding as of July 31, 2021 and January 31, 2021	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,725,041 and 35,603,731 shares issued and outstanding as of July 31, 2021 and January 31, 2021	359	357
Additional paid in capital	20,555,657	20,535,793
Accumulated deficit	(11,013,455)	(12,076,904)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	9,393,061	8,309,746
Total Liabilities and Stockholders’ Equity	$16,032,290	$14,048,325

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020

Sales-net of slotting fees and discounts	$12,064,584	$10,247,564	$22,377,984	$21,082,505

Costs of sales	8,695,300	7,170,403	15,664,347	14,543,722

Gross profit	3,369,284	3,077,161	6,713,637	6,538,783

Operating expenses:
Research and development	30,541	25,857	53,977	55,338
General and administrative	2,753,830	2,244,539	5,222,548	4,700,726
Total operating expenses	2,784,371	2,270,396	5,276,525	4,756,064

Income from operations	584,913	806,765	1,437,112	1,782,719

Other income (expenses)
Interest	(7,549)	(61,648)	(17,979)	(126,050)
Amortization of debt discount	-	(5,350)	-	(10,700)
Other income	-	-	37,704	-
Total other income (expenses)	(7,549)	(66,998)	19,725	(136,750)

Net income before income tax provision	577,364	739,767	1,456,837	1,645,969

Income tax provision	145,439	-	393,388	-

Net income	$431,925	$739,767	$1,063,449	$1,645,969

Net income per common share
– basic	$0.01	$0.02	$0.03	$0.05
– diluted	$0.01	$0.02	$0.03	$0.05

Weighted average common shares outstanding
– basic	35,697,568	32,262,375	35,660,440	32,128,298
– diluted	36,223,674	33,543,565	36,181,353	33,409,488

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the Period from May 1, 2021 through July 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2021	-	$-	35,668,874	$358	(230,000)	$(149,500)	$20,555,373	$(11,445,380)	$8,960,851

Stock options issued for services	-	-	-	-	-	-	285	-	285

Stock options issued exercise of options	-	-	56,167	1	-	-	(1)	-	-

Net income	-	-	-	-	-	-	-	431,925	431,925
Balance, July 31, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

For the Period from May 1, 2020 through July 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,722,457	$(15,237,908)	$1,335,370

Stock options issued for services	-	-	-	-	-	-	22,870	-	22,870

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	1,513,860	15	-	-	1,477,088	-	1,477,103

Net income	-	-	-	-	-	-	-	739,767	739,767
Balance, July 31, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the Period from February 1, 2021 through July 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Stock options issued for services	-	-	-	-	-	-	786	-	786

Stock options issued exercise of options	-	-	121,310	2	-	-	19,078	-	19,080

Net income	-	-	-	-	-	-	-	1,063,449	1,063,449
Balance, July 31, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

For the Period from February 1, 2020 through July 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	49,975	-	49,975

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	1,513,860	15	-	-	1,477,088	-	1,477,103

Net income	-	-	-	-	-	-	-	1,645,969	1,645,969
Balance, July 31, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	July 31, 2021	July 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,063,449	$1,645,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	381,732	319,078
Amortization of debt discount	-	10,700
Share-based compensation	786	49,975
Amortization of right of use assets	91,660	68,107
Change in deferred tax asset	391,179	-
Changes in operating assets and liabilities:
Accounts receivable	(728,920)	934,360
Other receivable	(107,896)	-
Inventories	(212,403)	(512,344)
Prepaid expenses	71,993	(4,366)
Security deposits	(2,979)	-
Accounts payable and accrued expenses	749,822	(982,317)
Operating lease liability	(79,813)	(63,264)
Net Cash Provided by Operating Activities	1,618,610	1,465,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(481,295)	(189,287)
Net Cash Used in Investing Activities	(481,295)	(189,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	-	(250,002)
Repayments of related party notes payable	-	(641,844)
Proceeds from promissory note	-	330,505
Repayment of promissory note	-	(330,505)
Borrowings of line of credit, net	-	(500,000)
Repayment of finance lease obligations	(94,074)	(64,165)
Proceeds from exercise of options	19,080	7,200
Proceeds from exercise of warrants	-	1,477,103
Net Cash Provided by (Used) in Financing Activities	(74,994)	28,292

Net Increase in Cash	1,062,321	1,304,903

Cash - Beginning of Period	3,190,560	393,683

Cash - End of Period	$4,252,881	$1,698,586

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$17,979	$128,913

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$-	$401,387
Operating lease asset additions	$347,585	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2021

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2021 and January 31, 2021.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2021, the Company had $4,009,891 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of July 31, 2021 and January 31, 2021, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2021 and January 31, 2021:

	July 31, 2021	January 31, 2021
Raw Materials	$987,874	$746,013
Work in Process	84,692	88,955
Finished goods	335,048	360,243
	$1,407,614	$1,195,211

Property and Equipment

Property and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 years
Leasehold improvements	-*

(*)	Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Intangible Assets

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license. The Company did not record amortization for the software license since the license has yet to be implemented as of July 31, 2021.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2021 and 2020 were $30,541 and $25,857, respectively. Research and development expenses for the six months ended July 31, 2021 and 2020 were $53,977 and $55,338, respectively.

Shipping and Handling Costs

The Company classifies freight billed to customers as sales revenue and the related freight costs as general and administrative expenses.

Revenue Recognition

The Company’s sales predominantly are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the condensed consolidated statement of operations.

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

Expenses such as slotting fees, sales discounts, promotions and allowances are accounted for as a direct reduction of revenues as follows (see Note 11):

	For the Six Months Ended
	July 31, 2021	July 31, 2020

Gross Sales	$23,207,595	$21,816,491
Less: Slotting, Discounts, Promotions and Allowances	829,611	733,986
Net Sales	$22,377,984	$21,082,505

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the six months ended July 31, 2021 and 2020:

	For the Six Months Ended
	July 31, 2021	July 31, 2020
Northeast	$6,727,674	$7,004,207
Southeast	8,881,855	6,201,992
Midwest	2,359,961	2,714,569
West	2,866,015	3,243,994
Southwest	2,372,090	2,651,729
Total revenue	$23,207,595	$21,816,491

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2021 and 2020 were $118,881 and $151,232 respectively. Producing and communicating advertising expenses for the six months ended July 31, 2021 and 2020 were $245,061 and $267,202 respectively.

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

For the three months ended July 31, 2021 and 2020, share-based compensation amounted to $285 and $22,870, respectively.

For the six months ended July 31, 2021 and 2020, share-based compensation amounted to $786 and $49,975, respectively.

For the six months ended July 31, 2021 and 2020, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2021	July 31, 2020
Risk-free interest rate	N/A	0.37%
Expected life of grants	N/A	3.5 years
Expected volatility of underlying stock	N/A	125%
Dividends	N/A	0%

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

	For the Three Months Ended
	July 31, 2021	July 31, 2020
Numerator:
Net income attributable to common stockholders	$431,925	739,767
Effect of dilutive securities:	—	—

Diluted net income	$431,925	$739,767

Denominator:
Weighted average common shares outstanding - basic	35,697,568	32,262,375
Dilutive securities (a):
Series A Preferred	-	-
Options	526,106	492,672
Warrants	-	788,518

Weighted average common shares outstanding and assumed conversion – diluted	36,223,674	33,543,565

Basic net income per common share	$0.01	$0.02

Diluted net income per common share	$0.01	$0.02

(a) - Anti-dilutive securities excluded:	-	-

	For the Six Months Ended
	July 31, 2021	July 31, 2020
Numerator:
Net income attributable to common stockholders	$1,063,449	1,645,969
Effect of dilutive securities:	—	—

Diluted net income	$1,063,449	$1,645,969

Denominator:
Weighted average common shares outstanding - basic	35,660,440	32,128,298
Dilutive securities (a):
Series A Preferred	-	-
Options	520,914	492,672
Warrants	-	788,518

Weighted average common shares outstanding and assumed conversion – diluted	36,181,353	33,409,488

Basic net income per common share	$0.03	$0.05

Diluted net income per common share	$0.03	$0.05

(a) - Anti-dilutive securities excluded:	-	-

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of July 31, 2021 and January 31, 2021, the Company recognized a deferred tax asset of $353,794 and $744,973, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 2017 Tax Act'. Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the (“2017 Tax Act”). The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2019, 2020 or 2021. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income 30% limit under the 2017 Tax Act for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

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

Note 3 - Property and Equipment:

Property and equipment on July 31, 2021 and January 31, 2021 are as follows:

 Schedule of Property and Equipment

	July 31, 2021	January 31, 2021
Machinery and Equipment	$4,175,446	$3,787,321
Furniture and Fixtures	147,378	113,112
Leasehold Improvements	3,179,177	3,120,273
	7,502,001	7,020,706
Less: Accumulated Depreciation	4,438,836	4,057,104
	$3,063,165	$2,963,602

Depreciation expense charged to income for the three months ended July 31, 2021 and 2020 amounted to $197,971 and $159,285, respectively. Depreciation expense charged to income for the six months ended July 31, 2021 and 2020 amounted to $381,732 and $319,078, respectively.

Note 4 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended July 31, 2021 and 2020, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the six months ended July 31, 2021 and 2020, the Company recorded $24,000 in commission expense from WWS, Inc. generated sales.

During the three and six months ended July 31, 2020, members of the board of directors and the CEO exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Other Related Party Transactions

During the three months ended July 31, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $0 and $0, respectively. During the six months ended July 31, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $4,517 and $14,570, respectively.

Note 5 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount, which was amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 as of July 31, 2021 and January 31, 2021. The outstanding balance on the term loan was $0 as of July 31, 2021 and January 31, 2021.

Effective, January 4, 2019, the Company has arranged a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the facility was amended to increase the total available balance to $4.5 million as well as extend the maturity date to June 30, 2023. On August 4, 2021, the facility was amended to increase the total available balance to $6.0 million as well as extend the maturity date to August 4, 2026. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 as of July 31, 2021 and January 31, 2021.

During the six months ended July 31, 2021 and 2020, the Company paid total interest of $0 and $43,080 to M&T Bank for the above agreements, respectively.

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

The components of lease expense were as follows:

	For the Six Months Ended	For the Six Months Ended
	July 31, 2021	June 31, 2020
Finance lease
Depreciation of assets	$69,878	$67,253
Interest on lease liabilities	17,979	17,442
Operating leases	137,014	154,049
Short-term lease	-	-
Total net lease cost	$224,871	$238,744

Supplemental balance sheet information related to leases was as follows:

	July 31, 2021	January 31, 2021
Operating leases:
Operating lease ROU assets	$1,585,538	$1,352,483

Current operating lease liabilities, included in current liabilities	$181,573	$147,684
Noncurrent operating lease liabilities, included in long-term liabilities	1,429,500	1,218,487
Total operating lease liabilities	$1,611,073	$1,366,171

Finance leases
Property and equipment, at cost	$951,656	$951,656
Accumulated depreciation	(330,248)	(260,370)
Property and equipment, net	$621,408	$691,286

Current obligations of finance lease liabilities, included in current liabilities	$214,946	$190,554
Finance leases, net of current obligations, included in long-term liabilities	356,277	474,743
Total finance lease liabilities	$571,223	$665,297

Supplemental cash flow and other information related to leases was as follows:

	For the Six Months Ended July 31, 2021	For the Six Months Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79,813	$63,264
Financing cash flows from finance leases	94,074	64,165

ROU assets obtained in exchange for lease liabilities:
Operating leases	$347,585	$-
Finance leases	-	223,598

Weighted average remaining lease term (in years):
Operating leases	7.0	7.4
Finance leases	3.5	4.0

Weighted average discount rate:
Operating leases	5.58%	6.54%
Finance leases	4.57%	4.65%

Total future minimum payments required under the lease obligations as of July 31, 2021 are as follows:

For the Twelve Months Ending January 31,
2022 (Remaining)	$239,707
2023	450,051
2024	438,907
2025	414,986
2026	330,646
Thereafter	678,179
Total lease payments	$2,552,476
Less: amounts representing interest	(401,736)
Total lease obligations	$2,150,740

Note 8 - Concentrations

Revenues

During the six months ended July 31, 2021, the Company earned revenues from three customers representing approximately 33%, 21% and 10% of gross sales. As of April 30, 2021, these three customers represented approximately 40%, 24% and 9% of total gross outstanding receivables, respectively. During the six months ended July 31, 2020, the Company earned revenues from two customers representing approximately 48% and 11% of gross sales. As of July 31, 2020, these two customers represented approximately 41% and 6% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2021	869,000	$0.70
Exercisable – January 31, 2021	859,000	$0.70
Granted	-	$-
Exercised	(152,000)	$0.72
Forfeited/Cancelled	-	$-
Outstanding – July 31, 2021	717,000	$0.69
Exercisable – July 31, 2021	714,500	$0.69

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	717,000	2.74	$0.69	714,500	$0.69

At July 31, 2021, the total intrinsic value of options outstanding and exercisable was $1,498,651 and $1,494,601, respectively.

During the six months ended July 31, 2021, six employees exercised a total of 152,000 options at an average exercise price of $0.72 per share for aggregate proceeds of $19,080. In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 per share for aggregate proceeds of $7,200.

For the six months ended July 31, 2021 and 2020, the Company recognized share-based compensation related to options of an aggregate of $786 and $49,795, respectively. At July 31, 2021, unrecognized share-based compensation was $1,147.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss is approximately $656,700 which includes loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the six months ended July 31, 2021, the Company received $67,426 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statement of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. On July 31, 2021, the Company recorded a receivable of $107,896 for proceeds to be received pursuant to an updated claim. This amount is for business interruption losses and is recorded within cost of sales on the condensed consolidated statements of income. The insurance claim remains open in order for the Company to review for additional business income losses.

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

The Company incurred $143,540 and $125,618 of royalty expenses for the three months ended July 31, 2021 and 2020, respectively. The Company incurred $291,976 and $287,445 of royalty expenses for the six months ended July 31, 2021 and 2020, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

Advisory Agreements

The Company entered into an Advisory Agreement with Spartan effective June 1, 2019 (the “Advisory Agreement”). Pursuant to the agreement, the Company shall pay to Spartan a non-refundable monthly fee of $5,000 over a 21-month period. Additionally, the Company granted Spartan 125,000 shares of common stock which are considered fully-paid and non-assessable upon execution of the agreement. During the term of this Agreement, the Consultant will provide non-exclusive consulting services related to general corporate matters, including, but not limited to (i) advice and input with respect to raising capital and potential M&A transactions, (ii) identifying suitable personal for management and Board positions (iii) developing corporate structure and finance strategies, (iv) assisting the Company with strategic introductions, (v) assisting management with enhancing corporate and shareholder value, and (vi) introducing the Company to potential investors (collectively, the “Advisory Services”). The advisory agreement was terminated according to its terms on March 31, 2020.

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

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements for the three and six months ended July 31, 2020 should be revised to reflect the correction of these errors..

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

	For the three months ended July 31, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$10,384,484	$(136,920)	$10,247,564
Gross profit	3,214,081	(136,920)	3,077,161
General and administrative expenses	2,381,459	(136,920)	2,244,539
Operating expenses	2,407,316	(136,920)	2,270,396
Income from operations	806,765	-	806,765
Net income	$739,767	$-	$739,767
Basic and diluted income per share	$0.02	$-	0.02

	For the six months ended July 31, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$21,485,403	$(402,898)	$21,082,505
Gross profit	6,941,681	(402,898)	6,538,783
General and administrative expenses	5,103,624	(402,898)	4,700,726
Operating expenses	5,158,962	(402,898)	4,756,064
Income from operations	1,782,719	-	1,782,719
Net income	$1,645,969	$-	$1,645,969
Basic and diluted income per share	$0.05	$-	0.05

Note 12 – Subsequent Events

On August 3, 2021, M&T Bank approved an acquisition line of credit for $6.0 million. The Company has two years to draw the line. If the Company draws on the line, it must pay down the line in 60 months. The current pricing is 3.5% above the one-day Libor rate.

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

Results of Operations for the Three Months ended July 31, 2021 and 2020

The following table sets forth the summary statements of operations for the three months ended July 31, 2021 and 2020:

	Three Months Ended
	July 31, 2021	July 31, 2020
		(as revised)
Sales - Net of Slotting Fees and Discounts	$12,064,584	$10,247,564
Gross Profit	$3,369,284	$3,077,161
Operating Expenses	$(2,784,371)	$(2,270,396)
Other Expenses	$(7,549)	$(66,998)
Income Tax Provision	$(145,439)	$-
Net Income	$431,925	$739,767

For the three months ended July 31, 2021 and 2020, the Company reported net income of $431,925 and $739,767, respectively. The change in net income between the three months ended July 31, 2021 and 2020 was mainly the result of a decrease in gross profit percentage (as discussed below) and the income tax provision of $145,439 recorded during the three months ended July 31, 2021 compared to $0 during the three months ended July 31, 2020.

Sales: Sales, net of slotting fees and discounts increased by approximately 18% to $12,064,584 during the three months ended July 31, 2021, from $10,247,564 during the three months ended July 31, 2020. The increase was mainly to new product introductions and major customer volume increases.

Gross Profit: The gross profit margin was 28% for the three months ended July 31, 2021 compared to 30% for the three months ended July 31, 2020. The change in gross profit margin is due to increases in raw material costs, packaging costs and in-bound freight costs.

Operating Expenses: Operating expenses increased by 23% during the three months ended July 31, 2021, as compared to the three months ended July 31, 2020. Operating expenses as a percentage of sales was 23% in 2021 and 22% in 2020. The $513,975 increase in total operating expenses is primarily attributable to the following:

●	Postage and Freight of $288,548 due to increased sales volume and transportation rate increases;

●	Commission expense of $59,078 directly related to increased sales;

●	Payroll and related expenses of $49,888 due to salary adjustments and bonuses paid to executives;

●	Director fees of $42,500 due to the increase in the number of directors, an increase in compensation to each director and an additional shareholder meeting of $11,437; and

●	NASDAQ up-listing costs of $80,000.

These expense increases were offset by minimal decreases in other expense categories.

Other Expenses: Other expenses decreased by $59,449 to $7,549 for the three months ended July 31, 2021 as compared to $66,998 during the three months ended July 31, 2020. For the three months ended July 31, 2021, other expenses consisted of $7,549 in interest expense incurred on the Company’s financing arrangements. For three months ended July 31, 2020, other expenses consisted of $61,648 in interest expense incurred on the Company’s financing arrangements and the Company recorded $5,350 of amortization expense related to the debt discount.

Results of Operations for the Six Months ended July 31, 2021 and 2020

The following table sets forth the summary statements of operations for the six months ended July 31, 2021 and 2020:

	Six Months Ended
	July 31, 2021	July 31, 2020
		(as revised)
Sales - Net of Slotting Fees and Discounts	$22,377,984	$21,082,505
Gross Profit	$6,713,637	$6,538,783
Operating Expenses	$(5,276,525)	$(4,756,064)
Other Income (Expenses)	$19,725	$(136,750)
Income Tax Provision	$(393,388)	$-
Net Income	$1,063,449	$1,645,969

For the six months ended July 31, 2021 and 2020, the Company reported net income of $1,063,449 and $1,645,969, respectively. The change in net income between the six months ended July 31, 2021 and 2020 was mainly the result of a decrease in gross profit percentage (as discussed below) and the income tax provision of $393,388 recorded during the six months ended July 31, 2021 compared to $0 during the six months ended July 31, 2020.

Sales: Sales, net of slotting fees and discounts increased by approximately 6% to $22,377,984 during the six months ended July 31, 2021, from $21,082,505 during the six months ended July 31, 2020. The increase in sales can be attributed to new product introduction and major customer volume increases.

Gross Profit: The gross profit margin was 30% for the six months ended July 31, 2021 compared to 31% for the six months ended July 31, 2020. The change in gross profit margin is due to increases in raw material costs, packaging costs and in-bound freight costs.

Operating Expenses: Operating expenses increased by 11% during the six months ended July 31, 2021, as compared to the six months ended July 31, 2020. Operating expenses increased as a percentage of sales to 24% in 2021 compared to 23% in 2020. The $383,541 increase in total operating expenses is primarily attributable to the following:

●	Postage and Freight of $271,074 due to increased sales volume and transportation rate increases;

●	Payroll and related expenses of $117,025 due to salary adjustments and bonuses paid to executives; and

●	Director fees of $66,472 due to the increase in the number of directors, an increase in compensation to each director and an additional shareholder meeting of $11,437; and

●	NASDAQ up-listing costs of $80,000.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Professional fees decreased by $66,914 due to a decrease in contractual investment banking fees; and

●	Stock compensation decreased by $49,189 due to a decrease in awards and vesting during the current period.

Other Income (Expenses): Other income (expenses) increased by $156,475 to income of $19,725 for the six months ended July 31, 2021 as compared to expenses of $(136,750) during the six months ended July 31, 2020. For the six months ended July 31, 2021, other income (expenses) consisted of $(17,979) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704. For six months ended July 31, 2020, other expenses consisted of $(126,050) in interest expense incurred on the Company’s financing arrangements and the Company recorded $(10,700) of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2021 compared to January 31, 2021:

	July 31, 2021	January 31, 2021	Change
Current Assets	$10,918,998	$8,879,451	$2,039,547
Current Liabilities	$4,853,452	$4,045,349	$808,103
Working Capital	$6,065,546	$4,834,102	$1,231,444

As of July 31, 2021, we had working capital of $6,065,546 as compared to a working capital of $4,834,102 as of January 31, 2021, an increase of $1,231,444. The increase in working capital is primarily attributable to an increase in cash of $1,062,321, an increase in accounts receivable of $728,920 and an increase in inventory of $212,403. These amounts were offset by an increase in accounts payable and accrued expenses of $749,822 and an increase in current portion of lease obligations of $58,281.

Net cash provided by operating activities for the six months ended July 31, 2021 and 2020 was $1,618,610 and $1,465,898, respectively. The net income for the six months ended July 31, 2021 and 2020 was $1,063,449 and $1,645,969, respectively.

Net cash used in all investing activities for the six months ended July 31, 2021 was $481,295 as compared to $189,287 for the six months ended July 31, 2020, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the six months ended July 31, 2021 was $74,994 as compared to $28,292 provided by for the six months ended July 31, 2020. During the six months ended July 31, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $94,074 paid for finance lease payments. During the six months ended July 31, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and proceeds of $1,484,303 from the exercise of options and warrants. These cash in-flows were offset by payments on its line of credit of $500,000, payments on its term loan of $250,002, payments of $641,844 on the related party loans and $64,165 paid for capital lease payments. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through September 9, 2022 based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2021 and July 31, 2021, the Company had no sales of unregistered securities.

Item 3. Defaults upon Senior Securities.

There has been no default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: September 9, 2021	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

