Form 10-Q
period 2021-10-31
MamaMancini's Holdings, Inc.
filed 2021-12-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 10, 2021, there were 35,751,792 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021

Page(s)

Condensed Consolidated Balance Sheets as of October 31, 2021 (unaudited) and January 31, 2021	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from August 1, 2021 through October 31, 2021 and the Period from August 1, 2020 through October 31, 2020 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from February 1, 2021 through October 31, 2021 and for the Period February 1, 2020 through October 31, 2020 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2021 and 2020 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2021	January 31,2021
	(unaudited)
Assets

Current Assets:
Cash	$4,539,920	$3,190,560
Accounts receivable, net	3,961,348	3,973,793
Inventories	1,614,738	1,195,211
Prepaid expenses	595,071	519,887
Total current assets	10,711,077	8,879,451

Property and equipment, net	3,177,021	2,963,602

Intangibles	87,639	87,639

Operating lease right of use assets	1,536,927	1,352,483

Deferred tax asset, net	361,660	744,973

Deposits	23,156	20,177
Total Assets	$15,897,480	$14,048,325

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$4,269,206	$3,707,111
Operating lease liability	188,590	147,684
Finance leases payable	226,111	190,554
Total current liabilities	4,683,907	4,045,349

Operating lease liability – net of current portion	1,383,960	1,218,487
Finance leases payable – net of current portion	422,326	474,743
Total long-term liabilities	1,806,286	1,693,230

Total Liabilities	6,490,193	5,738,579

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2021 and January 31, 2021, 0 and 0 shares outstanding as of October 31, 2021 and January 31, 2021	-	-

Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,751,792 and 35,603,731 shares issued and outstanding as of October 31, 2021 and January 31, 2021	359	357
Additional paid in capital	20,575,338	20,535,793
Accumulated deficit	(11,018,910)	(12,076,904)
Less: Treasury stock, 230,000 shares at cost, respectively as of October 31, 2021 and January 31, 2021	(149,500)	(149,500)
Total Stockholders’ Equity	9,407,287	8,309,746
Total Liabilities and Stockholders’ Equity	$15,897,480	$14,048,325

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020

Sales-net of slotting fees and discounts	$10,852,682	$9,684,195	$33,230,666	$30,766,700

Costs of sales	8,123,517	6,773,662	23,787,864	21,317,384

Gross profit	2,729,165	2,910,533	9,442,802	9,449,316

Operating expenses:
Research and development	33,866	30,765	87,843	86,103
General and administrative	2,694,098	2,092,640	7,916,646	6,793,366
Total operating expenses	2,727,964	2,123,405	8,004,489	6,879,469

Income from operations	1,201	787,128	1,438,313	2,569,847

Other income (expenses)
Interest	(8,731)	(45,822)	(26,710)	(171,872)
Amortization of debt discount	-	(7,164)	-	(17,864)
Other income	-	-	37,704	-
Total other income (expenses)	(8,731)	(52,986)	10,994	(189,736)

Net income (loss) before income tax provision	(7,530)	734,142	1,449,307	2,380,111

Income tax (benefit) provision	(2,075)	-	391,313	-

Net income (loss)	$(5,455)	$734,142	$1,057,994	$2,380,111

Net income (loss) per common share
– basic	$(0.00)	$0.02	$0.03	$0.07
– diluted	$(0.00)	$0.02	$0.03	$0.07

Weighted average common shares outstanding
– basic	35,728,821	34,225,446	35,683,484	32,832,450
– diluted	35,728,821	35,725,984	36,176,949	34,322,988

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the Period from August 1, 2021 through October 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

Common stock issued for services	-	-	-	-	-	-	18,933	-	18,933

Stock options issued for services	-	-	-	-	-	-	748	-	748

Common stock issued for exercise of options	-	-	26,751	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(5,455)	(5,455)
Balance, October 31, 2021	-	$-	35,751,792	$359	(230,000)	$(149,500)	$20,575,338	$(11,018,910)	$9,407,287

For the Period from August 1, 2020 through October 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2020	-	$-	33,517,101	$336	(230,000)	$(149,500)	$18,229,615	$(14,498,141)	$3,582,310

Stock options issued for services	-	-	-	-	-	-	1,460	-	1,460

Common stock issued for exercise of warrants	-	-	1,250,740	12	-	-	1,258,852	-	1,258,594

Net income	-	-	-	-	-	-	-	734,142	734,142
Balance, October 31, 2020	-	$-	34,767,841	$348	(230,000)	$(149,500)	$19,489,657	$(13,763,999)	$5,576,506

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the Period from February 1, 2021 through October 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Common stock issued for services	-	-	-	-	-	-	18,933	-	18,933

Stock options issued for services	-	-	-	-	-	-	1,534	-	1,534

Common stock issued for exercise of options	-	-	148,061	2	-	-	19,078	-	19,080

Net income	-	-	-	-	-	-	-	1,057,994	1,057,994
Balance, October 31, 2021	-	$-	35,751,792	$359	(230,000)	$(149,500)	$20,575,338	$(11,018,910)	$9,407,287

For the Period from February 1, 2020 through October 31, 2020

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock options issued for services	-	-	-	-	-	-	51,435	-	51,435

Common stock issued for exercise of options	-	-	12,000	-	-	-	7,200	-	7,200

Common stock issued for exercise of warrants	-	-	2,764,600	27	-	-	2,735,670	-	2,735,697

Net income	-	-	-	-	-	-	-	2,380,111	2,380,111
Balance, October 31, 2020	-	$-	34,767,841	$348	(230,000)	$(149,500)	$19,489,657	$(13,763,999)	$5,576,506

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	October 31, 2021	October 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,057,994	$2,380,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	572,238	489,109
Amortization of debt discount	-	17,864
Share-based compensation	20,467	51,435
Amortization of right of use assets	163,141	102,943
Change in deferred tax asset	383,313	-
Changes in operating assets and liabilities:
Accounts receivable	12,445	39,975
Other receivable	-	-
Inventories	(419,527)	(313,870)
Prepaid expenses	(75,184)	(38,784)
Security deposits	(2,979)	-
Accounts payable and accrued expenses	562,095	(111,024)
Operating lease liability	(141,206)	(99,747)
Net Cash Provided by Operating Activities	2,132,797	2,518,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(657,607)	(304,048)
Cash paid for intangibles	-	(16,284)
Net Cash Used in Investing Activities	(657,607)	(320,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	-	(441,663)
Repayments of related party notes payable	-	(641,844)
Proceeds from promissory note	-	330,505
Repayment of promissory note	-	(330,505)
Borrowings of line of credit, net	-	(2,347,348)
Repayment of finance lease obligations	(144,910)	(110,562)
Proceeds from exercise of options	19,080	7,200
Proceeds from exercise of warrants	-	2,735,697
Net Cash Used in Financing Activities	(125,830)	(798,520)

Net Increase in Cash	1,349,360	1,399,160

Cash - Beginning of Period	3,190,560	393,683

Cash - End of Period	$4,539,920	$1,792,843

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$28,748	$174,735

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$128,050	$401,387
Operating lease asset additions	$347,585	$-
Software subscription liability in accounts payable and accrued expenses	$-	$71,355

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2021

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2021 and January 31, 2021.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2021, the Company had $4,298,390 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of October 31, 2021 and January 31, 2021, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2021 and January 31, 2021:

	October 31, 2021	January 31, 2021
Raw Materials	$845,801	$746,013
Work in Process	130,551	88,955
Finished goods	638,386	360,243
	$1,614,738	$1,195,211

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

Intangible Assets

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license. The Company did not record amortization for the software license since the license has yet to be implemented as of October 31, 2021.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2021 and 2020 were $33,866 and $30,765, respectively. Research and development expenses for the nine months ended October 31, 2021 and 2020 were $87,843 and $86,103, respectively.

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

Expenses such as slotting fees, sales discounts, promotions and allowances are accounted for as a direct reduction of revenues as follows (see Note 11):

	For the Three Months Ended
	October 31, 2021	October 31, 2020

Gross Sales	$11,165,524	$10,016,932
Less: Slotting, Discounts, Promotions and Allowances	312,842	332,737
Net Sales	$10,852,682	$9,684,195

	For the Nine Months Ended
	October 31, 2021	October 31, 2020

Gross Sales	$34,373,119	$31,833,423
Less: Slotting, Discounts, Promotions and Allowances	1,142,453	1,066,723
Net Sales	$33,230,666	$30,766,700

The following table disaggregates gross revenue by significant geographic area for the three and nine months ended October 31, 2021 and 2020:

	For the Three Months Ended
	October 31, 2021	October 31, 2020
Northeast	$3,542,894	$3,304,422
Southeast	4,338,967	2,894,971
Midwest	1,155,233	1,204,936
West	952,910	1,475,143
Southwest	1,175,520	1,137,460
Total revenue	$11,165,524	$10,016,932

	For the Nine Months Ended
	October 31, 2021	October 31, 2020
Northeast	$10,270,568	$10,558,410
Southeast	13,220,822	8,863,856
Midwest	3,515,194	3,819,765
West	3,818,925	4,381,561
Southwest	3,547,610	4,209,831
Total revenue	$34,373,119	$31,833,423

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2021 and 2020 were $196,495 and $99,297 respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2021 and 2020 were $441,556 and $366,499 respectively.

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

For the three months ended October 31, 2021 and 2020, share-based compensation amounted to $19,681 and $1,460, respectively.

For the nine months ended October 31, 2021 and 2020, share-based compensation amounted to $20,467 and $51,435, respectively.

For the nine months ended October 31, 2021 and 2020, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2021	October 31, 2020
Risk-free interest rate	N/A	0.37%
Expected life of grants	N/A	3.5 years
Expected volatility of underlying stock	N/A	125%
Dividends	N/A	0%

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

	For the Three Months Ended
	October 31, 2021	October 31, 2020
Numerator:
Net (loss) income attributable to common stockholders	$(5,455)	734,142
Effect of dilutive securities:	—	—

Diluted net (loss) income	$(5,455)	$734,142

Denominator:
Weighted average common shares outstanding – basic	35,728,821	34,225,446
Dilutive securities (a):
Series A Preferred	-	-
Options	-	575,139
Warrants	-	925,399

Weighted average common shares outstanding and assumed conversion – diluted	35,728,821	35,725,984

Basic net (loss) income per common share	$(0.00)	$0.02

Diluted net (loss) income per common share	$(0.00)	$0.02

(a) - Anti-dilutive securities excluded:	666,500	-

	For the Nine Months Ended
	October 31, 2021	October 31, 2020
Numerator:
Net income attributable to common stockholders	$1,057,994	2,380,111
Effect of dilutive securities:	—	—

Diluted net income	$1,057,994	$2,380,111

Denominator:
Weighted average common shares outstanding – basic	35,683,484	32,832,450
Dilutive securities (a):
Series A Preferred	-	-
Options	493,465	575,139
Warrants	-	925,399

Weighted average common shares outstanding and assumed conversion – diluted	36,176,949	34,322,988

Basic net income per common share	$0.03	$0.07

Diluted net income per common share	$0.03	$0.07

(a) - Anti-dilutive securities excluded:	-	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of October 31, 2021 and January 31, 2021, the Company recognized a deferred tax asset of $361,660 and $744,973, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset. As of October 31, 2021 and January 31, 2021, the valuation allowance was $0 and $0, respectively.

The Company is no longer subject to tax examinations by tax authorities for years prior to 2019.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 2017 Tax Act’. Corporate taxpayers may carryback net operating losses (“NOLs”) originating between 2018 and 2020 for up to five years, which was not previously allowed under the (“2017 Tax Act”). The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2019, 2020 or 2021. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income 30% limit under the 2017 Tax Act for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

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

Note 3 - Property and Equipment:

Property and equipment on October 31, 2021 and January 31, 2021 are as follows:

	October 31, 2021	January 31, 2021
Machinery and Equipment	$4,410,850	$3,787,321
Furniture and Fixtures	165,728	113,112
Leasehold Improvements	3,229,786	3,120,273
	7,806,364	7,020,706
Less: Accumulated Depreciation	4,629,343	4,057,104
	$3,177,021	$2,963,602

Depreciation expense charged to income for the three months ended October 31, 2021 and 2020 amounted to $145,506 and $170,031, respectively. Depreciation expense charged to income for the nine months ended October 31, 2021 and 2020 amounted to $572,238 and $489,109, respectively.

Note 4 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the three months ended October 31, 2021 and 2020, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the nine months ended October 31, 2021 and 2020, the Company recorded $36,000 and $30,000 in commission expense from WWS, Inc. generated sales.

Other Related Party Transactions

During the three months ended October 31, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $0 and $0, respectively. During the nine months ended October 31, 2021 and 2020, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $4,517 and $14,570, respectively.

During the nine months ended October 31, 2020, members of the board of directors and the CEO exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Note 5 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company entered into a $2.5 million five-year note with M&T Bank at LIBOR plus four points with repayments in equal payments over 60 months. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The Company recorded $89,321 as a debt discount, which was amortized over the remaining life of the note using the effective interest method. There was unamortized debt discount of $0 as of October 31, 2021 and January 31, 2021. The outstanding balance on the term loan was $0 as of October 31, 2021 and January 31, 2021.

Effective, January 4, 2019, the Company has arranged a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the facility was amended to increase the total available balance to $4.5 million as well as extend the maturity date to June 30, 2023. On August 4, 2021, the facility was amended to increase the total available balance to $6.0 million as well as extend the maturity date to August 4, 2026. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 as of October 31, 2021 and January 31, 2021.

During the nine months ended October 31, 2021 and 2020, the Company paid total interest of $0 and $58,904 to M&T Bank for the above agreements, respectively.

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

Note 7 - Leases

The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

The components of lease expense were as follows:

	For the Nine Months Ended	For the Nine Months Ended
	October 31, 2021	October 31, 2020
Finance lease
Depreciation of assets	$110,901	$102,116
Interest on lease liabilities	26,710	26,960
Operating leases	259,958	231,716
Short-term lease	-	-
Total net lease cost	$397,569	$360,792

Supplemental balance sheet information related to leases was as follows:

	October 31, 2021	January 31, 2021
Operating leases:
Operating lease ROU assets	$1,536,927	$1,352,483
Current operating lease liabilities, included in current liabilities	$188,590	$147,684
Noncurrent operating lease liabilities, included in long-term liabilities	1,383,960	1,218,487
Total operating lease liabilities	$1,572,550	$1,366,171

Finance leases
Property and equipment, at cost	$1,079,706	$951,656
Accumulated depreciation	(371,271)	(260,370)
Property and equipment, net	$708,435	$691,286

Current obligations of finance lease liabilities, included in current liabilities	$226,111	$190,554
Finance leases, net of current obligations, included in long-term liabilities	422,326	474,743
Total finance lease liabilities	$648,437	$665,297

Supplemental cash flow and other information related to leases was as follows:

	For the Nine Months Ended October 31, 2021	For the Nine Months Ended October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141,206	$231,716
Financing cash flows from finance leases	144,910	110,562

ROU assets obtained in exchange for lease liabilities:
Operating leases	$347,585	$-
Finance leases	128,050	401,387

Weighted average remaining lease term (in years):
Operating leases	6.8	7.1
Finance leases	3.3	4.0

Weighted average discount rate:
Operating leases	5.58%	6.54%
Finance leases	4.57%	4.60%

Total future minimum payments required under the lease obligations as of October 31, 2021 are as follows:

For the Twelve Months Ending January 31,
2022 (Remaining)	$120,014
2023	450,051
2024	438,907
2025	414,986
2026	330,646
Thereafter	670,901
Total lease payments	$2,574,901
Less: amounts representing interest	(372,236)
Total lease obligations	$2,202,665

Note 8 - Concentrations

Revenues

During the nine months ended October 31, 2021, the Company earned revenues from three customers representing approximately 32%, 20% and 11% of gross sales. As of October 31, 2021, these three customers represented approximately 26%, 17% and 14% of total gross outstanding receivables, respectively. During the nine months ended October 31, 2020, the Company earned revenues from two customers representing approximately 45% and 11% of gross sales. As of October 31, 2020, these two customers represented approximately 30% and 11% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2021	869,000	$0.70
Exercisable – January 31, 2021	859,000	$0.70
Granted	-	$-
Exercised	(200,000)	$0.81
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2021	669,000	$0.66
Exercisable – October 31, 2021	666,500	$0.66

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	669,000	2.28	$0.66	666,500	$0.66

At October 31, 2021, the total intrinsic value of options outstanding and exercisable was $1,343,821 and $1,340,046, respectively.

During the nine months ended October 31, 2021, seven employees exercised a total of 200,000 options at an average exercise price of $0.81 per share for aggregate proceeds of $19,080. In June 2020, two employees exercised a total of 12,000 options at an exercise price of $0.60 per share for aggregate proceeds of $7,200.

For the nine months ended October 31, 2021 and 2020, the Company recognized share-based compensation related to options of an aggregate of $1,534 and $51,435, respectively. At October 31, 2021, unrecognized share-based compensation was $399.

Restricted Stock Units

During the nine months ended September 30, 2021, the Company awarded an employee a grant of 21,000 restricted stock units (“RSUs”). The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will vest during November 2021, September 2022 and September 2023. As of October 31, 2021, there were 21,000 unvested shares.

For the three and nine months ended October 31, 2021, the Company recognized share-based compensation related to options of an aggregate of $18,933. At October 31, 2021, unrecognized share-based compensation was $40,497.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss is approximately $656,700 which includes loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the nine months ended October 31, 2021, the Company received $152,850 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669.

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

The Company incurred $99,457 and $111,568 of royalty expenses for the three months ended October 31, 2021 and 2020, respectively. The Company incurred $391,433 and $399,013 of royalty expenses for the nine months ended October 31, 2021 and 2020, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statement of operations.

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

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements for the three and nine months ended October 31, 2020 should be revised to reflect the correction of these errors.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

	For the three months ended October 31, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$9,898,991	$(214,796)	$9,684,195
Gross profit	$3,125,329	$(214,796)	$2,910,533
General and administrative expenses	$2,307,436	$(214,796)	$2,092,640
Operating expenses	$2,338,201	$(214,796)	$2,123,405
Income from operations	$787,128	$-	$787,128
Net income	$734,142	$-	$734,142
Basic and diluted income per share	$0.02	$-	$0.02

	For the nine months ended October 31, 2020
	As Previously Reported	Adjustments	As Revised
Statement of Income
Sales – net of slotting fees and discounts	$31,384,394	$(617,694)	$30,766,700
Gross profit	$10,067,010	$(617,694)	$9,449,316
General and administrative expenses	$7,411,060	$(617,694)	$6,793,366
Operating expenses	$7,497,163	$(617,694)	$6,879,469
Income from operations	$2,569,847	$-	$2,569,847
Net income	$2,380,111	$-	$2,380,111
Basic and diluted income per share	$0.07	$-	$0.07

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

Results of Operations for the Three Months ended October 31, 2021 and 2020

The following table sets forth the summary statements of operations for the three months ended October 31, 2021 and 2020:

	Three Months Ended
	October 31, 2021	October 31, 2020
		(as revised)
Sales - Net of Slotting Fees and Discounts	$10,852,682	$9,684,195
Gross Profit	$2,729,165	$2,910,533
Operating Expenses	$(2,727,964)	$(2,123,405)
Other Expenses	$(8,731)	$(52,986)
Income Tax Benefit	$2,075	$-
Net (Loss) Income	$(5,455)	$734,142

For the three months ended October 31, 2021 and 2020, the Company reported net loss of $5,455 and net income of $734,142, respectively. The change between the three months ended October 31, 2021 and 2020 was mainly the result of a decrease in gross profit percentage (as discussed below) and an increase in operating expenses (principally freight).

Sales: Sales, net of slotting fees and discounts increased by approximately 12% to $10,852,682 during the three months ended October 31, 2021, from $9,684,195 during the three months ended October 31, 2020. The increase was mainly to major customer volume increases.

Gross Profit: The gross profit margin was 25% for the three months ended October 31, 2021 compared to 30% for the three months ended October 31, 2020. The change in gross profit margin is due to increases in raw material costs, packaging costs and in-bound freight costs.

Operating Expenses: Operating expenses increased by 29% during the three months ended October 31, 2021, as compared to the three months ended October 31, 2020. Operating expenses as a percentage of sales was 25% in 2021 and 22% in 2020. The $601,458 increase in total operating expenses is primarily attributable to the following:

●	Postage and Freight of $311,482 mainly due to transportation rate increases;

●	Advertising and promotion of $103,275;

●	Payroll and related expenses of $60,402 due to salary adjustments and additional accounting payroll, and senior operational management hire;

●	Director fees of $42,500 due to the increase in the number of directors, an increase in compensation to each director and an additional shareholder meeting of $11,437.

These expense increases were offset by minimal decreases in other expense categories.

Other Expenses: Other expenses decreased by $44,255 to $8,731 for the three months ended October 31, 2021 as compared to $52,986 during the three months ended October 31, 2020. For the three months ended October 31, 2021, other expenses consisted of $8,731 in interest expense incurred on the Company’s financing arrangements. For three months ended October 31, 2020, other expenses consisted of $45,822 in interest expense incurred on the Company’s financing arrangements and the Company recorded $7,164 of amortization expense related to the debt discount.

Results of Operations for the Nine Months ended October 31, 2021 and 2020

The following table sets forth the summary statements of operations for the nine months ended October 31, 2021 and 2020:

	Nine Months Ended
	October 31, 2021	October 31, 2020
		(as revised)
Sales - Net of Slotting Fees and Discounts	$33,230,666	$30,766,700
Gross Profit	$9,442,802	$9,449,316
Operating Expenses	$(8,004,489)	$(6,879,469)
Other Income (Expenses)	$10,994	$(189,736)
Income Tax Provision	$(391,313)	$-
Net Income	$1,057,994	$2,380,111

For the nine months ended October 31, 2021 and 2020, the Company reported net income of $1,057,994 and $2,380,111, respectively. The change in net income between the nine months ended October 31, 2021 and 2020 was mainly the result of a decrease in gross profit percentage (as discussed below) and the income tax provision of $391,313 recorded during the nine months ended October 31, 2021 compared to $0 during the nine months ended October 31, 2020.

Sales: Sales, net of slotting fees and discounts increased by approximately 8% to $33,230,666 during the nine months ended October 31, 2021, from $30,766,700 during the nine months ended October 31, 2020. The increase in sales can be attributed to major customer volume increases.

Gross Profit: The gross profit margin was 28% for the nine months ended October 31, 2021 compared to 31% for the nine months ended October 31, 2020. The change in gross profit margin is due to increases in raw material costs, packaging costs and in-bound freight costs.

Operating Expenses: Operating expenses increased by 16% during the nine months ended October 31, 2021, as compared to the nine months ended October 31, 2020. Operating expenses increased as a percentage of sales to 24% in 2021 compared to 22% in 2020. The $1,125,020 increase in total operating expenses is primarily attributable to the following:

●	Postage and Freight of $582,556 due to increased transportation rate increases;

●	Payroll and related expenses of $177,427 due, bonuses paid to executives; addition of senior personnel in operations and accounting personnel;

●	Director fees of $108,972 due to the increase in the number of directors, an increase in compensation to each director and an additional shareholder meeting of $11,437; and

●	NASDAQ up-listing costs of $80,000.

These expense increases were offset by decreases in the following as well as minimal decreases in other expense categories:

●	Professional fees decreased by $65,488 due to a decrease in contractual investment banking fees.

Other Income (Expenses): Other income (expenses) increased by $200,730 to income of $10,994 for the nine months ended October 31, 2021 as compared to expenses of $(189,736) during the nine months ended October 31, 2020. For the nine months ended October 31, 2021, other income (expenses) consisted of $(26,710) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704. For nine months ended October 31, 2020, other expenses consisted of $(171,872) in interest expense incurred on the Company’s financing arrangements and the Company recorded $(17,864) of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2021 compared to January 31, 2021:

	October 31, 2021	January 31, 2021	Change
Current Assets	$10,711,077	$8,879,451	$1,831,626
Current Liabilities	$4,683,907	$4,045,349	$638,558
Working Capital	$6,027,170	$4,834,102	$1,193,068

As of October 31, 2021, we had working capital of $6,027,170 as compared to a working capital of $4,834,102 as of January 31, 2021, an increase of $1,193,068. The increase in working capital is primarily attributable to an increase in cash of $1,349,360 and an increase in inventory of $419,527. These amounts were offset by an increase in accounts payable and accrued expenses of $562,095 and an increase in current portion of lease obligations of $76,463.

Net cash provided by operating activities for the nine months ended October 31, 2021 and 2020 was $2,132,797 and $2,518,012, respectively. The net income for the nine months ended October 31, 2021 and 2020 was $1,057,994 and $2,380,111, respectively.

Net cash used in all investing activities for the nine months ended October 31, 2021 was $657,607 as compared to $320,332 for the nine months ended October 31, 2020, respectively, to acquire new machinery and equipment and leasehold improvements. Our capital expenditures are attributed to a Plant Expansion Project in progress since mid-2017 to expand plant capacity and efficiency to meet growing demand.

Net cash used in all financing activities for the nine months ended October 31, 2021 was $125,830 as compared to $798,520 used by financing activities for the nine months ended October 31, 2020. During the nine months ended October 31, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $144,910 paid for finance lease payments. During the nine months ended October 31, 2020, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and proceeds of $2,735,697 from the exercise of options and warrants. These cash in-flows were offset by payments on its line of credit of $2,347,348, payments on its term loan of $441,663, payments of $641,844 on the related party loans and $110,562 paid for capital lease payments. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through December 14, 2022 based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

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

On February 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the consolidated balance sheet in the amount of $1,599,830 related to the operating lease for office and warehouse space. Results for the year ended January 31, 2021 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2021 and October 31, 2021, the Company had no sales of unregistered securities.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 14, 2021	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

