Form 10-K
period 2022-01-31
MamaMancini's Holdings, Inc.
filed 2022-05-27
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2022

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company ☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 30, 2021, based on a closing price of $2.78 was approximately $47,602,151.

As of April 28, 2022, the registrant had 35,758,792 shares of its common stock, 0.00001 par value per share, issued and outstanding.

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

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions – T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“OB”), which are related gourmet food manufacturers based in New York. The Closing of these transactions occurred and the transactions were completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11 million in cash at closing and $3 million in a promissory note. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The maker of the Note is T&L Acquisition Corp, a wholly-owned subsidiary of the Company, and it is guaranteed by the Company. The maker has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million acquisition loan from M&T Bank (see below). Anthony Morello, Jr. will remain as CEO of T&L Acquisition Corp.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (“Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period. The Maturity Date of the Loan is January 17, 2027. Interest is payable the unpaid Principal Amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB.

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

On December 29, 2021 MamaMancini’s made two acquisitions which expand the company’s core product lines, and access to specific markets. T &L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC, are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the FDA.

T&L sales are spearheaded by a line of chicken products, including grilled and breaded chicken breasts, chicken strips as well as a kosher salad line. T&L’s SQF level 2 state-of-the-art USDA facility in Farmingdale, New York has positioned it to expand its operations nationally into MamaMancini’s network of retailers and Club Stores. T&L actively sells its salads and prepared products to over 250 delis, bagel shops, smaller retail accounts and food distributors in the New York metropolitan area, representing over 35% of T&L’s current sales volume.

Olive Branch started operations six years ago as a separate company to concentrate on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers. Olive Branch products are manufactured at the same facility as T&L in Farmingdale, NY.

Industry Overview

Our products are considered specialty prepared foods, in that they are all natural, taste great, are authentic and are made with high quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including frozen, deli- prepared foods, and the specialty meat segment of the meat department.

Our Strengths

We believe that the following strengths differentiate our products and our brand:

●	Authentic recipes and great taste. Our MamaMancini’s products are founded upon Anna “Mama” Mancini’s old-world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole Italian tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our meatballs can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting product using all-natural ingredients at an affordable price. Typical retail prices for 16 oz. packages ranges from $4.99 to $7.99, and $5.99 to $9.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride on ourselves on our traditional beef and turkey meatballs and meat loaf, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. FY22 introductions of Meal-For-One ready to eat home meals and our Meatballs-in-a-Cup snack are examples of continued product innovation. Our new lines of chicken cutlets, breaded chicken products and gourmet pasta salads and savory olive products will be a natural extension to our national customers and club stores.

●	Key Market Concentration. Through the acquisition of T&L Creative Salads, MamaMancini’s is deeply established in the New York-New Jersey-Connecticut tristate metro market with strong new distribution to deli’s, independent end retailers, bagel shops and provision distributors. MamaMancini’s products will fit well into the needs of this market extending our brand.

Customers/Management

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all-natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. Our Chief Executive Officer and Chairman, Carl Wolf, has been with us since inception and has over 35 years of experience in the management and operations of food companies. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a public company engaged in the development, marketing and distribution of cheese, deli meats and other specialty food products, which was sold to Land O’Lakes, Inc. In addition, the other members of our board of directors also have significant experience in the food industry.

Our Growth Strategy

We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:

●	Increase product placements in the perimeter within retail locations. We strive for product placements in the perishable departments of retail locations. We believe adding shelf placements within the supermarkets that carry our products will increase customer awareness, leading to more consumers purchasing our products and expanding our market share.

●	Increase Sales in “Fresh” Section. Increase sales in the “Fresh” section (in the perimeter of the retainer), where there is significant sales growth and higher margins, over products in the “Frozen” section which are showing zero to negative growth.

●	Increase retail locations. We intend to increase sales by expanding the number of retail stores that sell our products in the mainstream grocery and mass merchandiser channels.

●	Increase Overall Sales. We have an experienced sales staff and now employ one full time Vice President of Sales as well as our Co-Founder Dan Dougherty, Carl Wolf, our Chief Executive Officer and Chairman, and Matthew Brown, our President, each of whom is involved with selling to, and managing sales with, major supermarket chains. In addition, the Company has contracted with an independent consultant to manage sales opportunities in the food service area as well as an independent person to solicit sales in colleges and universities and independent delicatessens.

●	Grow through Acquisition. We will continue to look for opportunities to acquire companies with complementary quality products which can enhance our product line and customer diversification and be immediately accretive to earnings.

●	Expand food brokerage network. We currently work with retail food brokers nationwide and intend to add additional food brokers to increase our geographical coverage in the United States to approximately 90%.

●	Enhance awareness through marketing. We have increased our social media activity with Facebook, Twitter, Pinterest, and YouTube. We also engage with consumers through newsletter mailings, blogs, and special projects, including a bank of recipe videos and contests and giveaways. Targeted consumer merchandising activity, including virtual couponing, on-pack couponing, mail-in rebates, product demonstrations, and co-op retail advertising will continue into the future in order to increase sales and generate new customers.

●	Adding new products. Our market research and consumer testing enable us to identify attractive new product opportunities. We intend to continue to introduce new products in both existing and new product lines that appeal to a wide range of consumers.

●	Maintain a Strong Relationship with QVC. The Company currently offers various lines through QVC and intends to increase its product line offerings offered through QVC.

●	Increase Media Exposure. Increase the visibility of Dan Dougherty (Mancini) in the media as a product spokesman.

●	“Club Stores”. The Company is aggressively pursuing sales to “Club Stores”.

●	The Company is actively pursuing sales to Canada through a designated agent who is handling all necessary compliance issues.

●	Selected acquisitions of complementary companies in the specialty food industry.

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices for 16 oz. packages range from $5.99 to $8.99, and $6.99 to $10.99 per pound for prepared food products sold to delis or hot bars. Increases in raw material costs, among other factors, may lead us to consider price increases in the future.

Suppliers/Manufacturers

As of January 31, 2022, approximately 90% of our products are internally produced by the Company’s wholly-owned subsidiaries, Joseph Epstein Food Enterprises, Inc. (“JEFE”), T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“OB”). Approximately 10% are manufactured on an outsourced basis. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

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

Competition

The gourmet and specialty pre-packaged and frozen food industry has many large competitors specializing in various types of cuisine from all over the world. Our product lines are currently concentrated on Italian specialty foods. While it is our contention that our competition is much more limited than the entire frozen and pre-packaged food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire frozen and pre-packaged food industry. We believe our principal competitors include Quaker Maid, Hormel, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., Mama Lucia, Buona Vita, Inc., Taylor Farms, Kings Command, DeLallo Foods, and Gourmet Boutique.

Intellectual Property

Our current intellectual property consists of trade secret recipes and cooking processes for our products and four trademarks for “MamaMancini’s”, “Mac N’ Mamas”, “Sunday Dinner”, “The Original Meatball in a Cup”, “The Meatball Lovers Meatball”, “T&L Creative Salads” and “Olive Branch Savory Products”. The recipes and use of the trademarks have been assigned in perpetuity to the Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $17,655 per month. The lease term runs through March 31, 2024 with renewal options through March 31, 2029. In addition, we lease an additional 3,970 square feet of space at 355 Murray Hill Parkway from CLN Associates, LLC for a current rental of $6,496 per month. We currently lease 20,188 square feet in a fully contained facility at 184 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp, a 100% owned subsidiary of the company. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with current rent of $20,200 per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the NASDAQ under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB, for the fiscal years ended January 31, 2021 and January 31, 2022. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2021	High	Low
First Quarter	$0.84	$0.64
Second Quarter	$0.69	$0.43
Third Quarter	$0.82	$0.38
Fourth Quarter	$1.50	$0.57

Fiscal Year Ended January 31, 2022	High	Low
First Quarter	$3.15	$1.82
Second Quarter	$3.35	$2.20
Third Quarter	$2.80	$2.21
Fourth Quarter	$2.75	$1.73

The market price of our common stock, like that of other early-stage companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 28, 2022, there were approximately 75 record holders of our common stock and there were 35,758,792 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

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

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from February 1, 2021 through January 31, 2022 which were not registered under the Securities Act.

Common Stock:

The Company issued an aggregate of 148,061 Shares during this period, all of which were the result of the exercise of then-outstanding stock options.

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

Results of Operations for the Year ended January 31, 2022 and 2021

The following table sets forth the summary statements of operations for the year ended January 31, 2022 and 2021:

	For the Year Ended
	January 31, 2022	January 31, 2021

Sales - Net of Slotting Fees and Discounts	$47,083,740	$40,758,605
Gross Profit	$11,853,873	$12,739,309
Operating Expenses	$(11,771,106)	$(9,261,461)
Other Expenses	$(38,221)	$(155,615)
Income Tax (Provision) Benefit	$(296,472)	$744,973
Net (Loss) Income	$(251,926)	$4,067,206

For the year ended January 31, 2022 and 2021, the Company reported net (loss) income of $(251,926) and $4,067,206, respectively. The change in net income between the year ended January 31, 2022 and 2021 was mainly the result of a decrease in gross profit percentage (as discussed below), one-time expenses equal to $661,293 associated with acquisition closing costs and the income tax provision of $296,472 recorded during the year ended January 31, 2022 compared to a benefit of $744,973 during the year ended January 31, 2021.

Sales: Sales, net of slotting fees and discounts increased by approximately 16% to $47,083,740 during the year ended January 31, 2022, from $40,758,605 during the year ended January 31, 2021. During the year ended January 31, 2022, the Company established a greater balance of major customer volumes attributed to growth in sales across a strong portfolio of both national and large regional grocery chains and club stores. Of this increase, $3,370,825 is attributable to the acquisitions in December 2021.

Gross Profit: The gross profit margin was 25% for the year ended January 31, 2022 compared to 31% for the year ended January 31, 2021. The change in gross profit margin is due to increases in raw material costs, packaging costs and in-bound freight costs which outpaced sales price increases during the year ended January 31, 2022. Management believes price increases will catch up to the rise in materials and services by the end of the second quarter of fiscal year end January 31, 2023.

Operating Expenses: Operating expenses increased by 27% during the year ended January 31, 2022, as compared to the year ended January 31, 2021. Operating expenses increased as a percentage of sales to 25% in 2022 compared to 22% in 2021. The $2,509,645 increase in total operating expenses is primarily attributable to the following:

●	Postage and Freight of $1,059,855 due to increased Finished Goods transportation rate increases and fuel surcharges; and increased QVC handling charges.

●	Commission Expenses of $142,777 due to higher sales and greater QVC Sales which carries a higher commission

●

Director Fees of $148,974, due to the increase in the number of Independent Directors for NASDAQ compliance, an increase in compensation to each Independent Director and an additional shareholder meeting of $12,500.

●	NASDAQ up-listing costs of $39,000.

●	Professional Fees and Investment Banking fees of $748,293 in one-time charges related to the acquisition on December 29, 2021 of T&L Creative Salads and Olive Branch LLC.

●	Insurance Expenses of $109,652 related to rising premiums and addition of coverage for the acquisitions of T&L Creative Salads, Inc. and Olive Branch LLC.

Other Income (Expenses): Other income (expenses) decreased by $117,394 to $38,221 for the year ended January 31, 2022 as compared to expenses of $155,615 during the year ended January 31, 2021. For the year ended January 31, 2022, other income (expenses) consisted of $73,487 in interest expense incurred on the Company’s financing arrangements and amortization of debt discount of $2,438 which was offset by the net insurance proceeds relating to the property damage claim of $37,704. For year ended January 31, 2021, other expenses consisted of $137,751 in interest expense incurred on the Company’s financing arrangements and the Company recorded $17,864 of amortization expense related to the debt discount.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2022 compared to January 31, 2021:

	January 31, 2022	January 31, 2021	Change
Current Assets	$11,638,317	$8,879,451	$2,758,866
Current Liabilities	$8,985,128	$4,045,349	$4,939,779
Working Capital	$2,653,189	$4,834,102	$(2,180,913)

As of January 31, 2022, we had working capital of $2,653,189 as compared to a working capital of $4,834,102 as of January 31, 2021, a decrease of $2,180,913. The decrease in working capital is primarily attributable to a decrease in cash of $2,339,962 used for acquisitions, an increase in accounts payable and accrued expenses of $2,772,029, increase in current portion of lease obligations of $172,500, an increase in the related party promissory note of $759,917 and an increase in the term loan of $1,253,333. These amounts were offset by an increase in inventory of $1,695,582 and an increase in accounts receivable of $3,653,924.

Net cash provided by operating activities for the year ended January 31, 2022 was $909,841 compared to net cash provided by operating activities for the year ended January 31, 2021 of $3,698,540. The net income (loss) for the year ended January 31, 2022 and 2021 was ($251,926) and $4,067,206, respectively.

Net cash used in investing activities for the year ended January 31, 2022 was $11,270,957 as compared to $(451,940) for the year ended January 31, 2021, respectively. For the year ended January 31, 2022, the cash used in investing activities was to acquire two new companies and purchase of additional fixed assets. For the year ended January 31, 2021, the cash used in investing activities was to purchase additional fixed assets and intangible assets.

Net cash used in all financing activities for the year ended January 31, 2022 was $8,021,154 as compared to $449,723 used by financing activities for the year ended January 31, 2021. During the year ended January 31, 2022, the Company received proceeds of new loan borrowings of $7,500,000 from a term loan and $765,000 from the Company’s line of credit. These cash in-flows (among others of a lesser amount) were offset by payments of $199,176 paid for finance lease payments. During the year ended January 31, 2021, the Company received proceeds of $330,505 from the Paycheck Protection Program promissory note and proceeds of $3,787,582 from the exercise of options and warrants. These cash in-flows were offset by payments on its line of credit of $2,997,348, payments on its term loan of $441,663, payments of $641,844 on the related party loans and $156,450 paid for capital lease payments. The Company returned the $330,505 received from the Paycheck Protection Program in May 2020.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through May 27, 2023 based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

Recent Accounting Pronouncements

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued accounting standards update ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

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

Our significant accounting policies are summarized in Note 3 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2022 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license.

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

Goodwill

The Company does not amortize goodwill or indefinite-lived intangible assets. The Company tests goodwill for impairment annually as of January 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of an such impact.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

Other Intangibles

Amortizable intangible assets, including tradenames and trademarks, are amortized on a straight-line basis over 3 years. Customer relationships are amortized on a straight-line basis over 4 to 5 years.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

There are no reportable events under this item for the year ended January 31, 2022.

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude the operations of T&L Creative Salads and Olive Branch from its assessment of internal control over financial reporting as of January 31, 2022, as they were acquired on December 29, 2021.

As of period covered by this Annual Report on Form 10-K, we have concluded that our internal control over financial reporting was not effective including the following material weakness:

1)	Lacked sufficient accounting staff to appropriately segregate duties and leverage decision makers to consolidate new entities and complete timely reporting of financial data

2)	Lacked sufficient orientation and experience with new ERP systems platform which hindered productivity and required additional supervision delaying timely reporting of financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Management’s Remediation Initiatives

In response to identified deficiencies, subsequent to year-end and beginning in the first quarter of fiscal year ended January 31, 2023, Management has implemented the following actions to improve controls and reporting capabilities going forward:

1)

Adjusted a Company executive’s responsibilities to focus solely on day-to-day accuracy of financial transactions, consolidation of subsidiary accounting and timely reporting of results in support of our Chief Financial Officer.

2)	Retained Third Party NetSuite Platform expertise to improve ready access to knowledge for problem solving and staff training,

3)	Added additional staff to address analysis of accounts payable and accounts receivable to improve workload demands and further segregate duties.

4)	Retained a Third party accountant to review accounting processes and procedures and advise on improvements, including but not limited to simplifying the Company’s approach to gross profit calculation.

5)	Retained an outside accounting firm to assist in the preparation and presentation of financial statements.

Management intends to execute the following initiatives in addition to the aforementioned actions in order to improve the Company’s financial reporting:

1)	Recruit a Corporate Controller on staff with responsibility for oversight of financial statement preparation.

2)	Integrate all subsidiaries including recent acquisitions onto the Company’s recently-implemented NetSuite platform so that all Company subsidiaries and departments operate on a consistent basis and platform.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the last quarter of the Company’s fiscal year ended January 31, 2022, there were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 29, 2022.

Name	Age	Position

Carl Wolf	78	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	53	President and Director

Lawrence Morgenstein	71	Chief Financial Officer

Steven Burns	61	Executive Vice President and Director

Alfred D’Agostino	68	Director

Thomas Toto	67	Director

Dean Janeway	78	Director

Patrick Connor Haley	31	Director

Michael Stengel	66	Director

Carl Wolf has over 40 years of experience in the management and operations of companies in the food industry. Mr. Wolf has served as Chief Executive Officer and Chairman of the Board of MamaMancini’s from February 2010 through the Present. Mr. Wolf was the founder, majority shareholder, Chairman of the Board, and CEO of Alpine Lace Brands, Inc., a NASDAQ-listed public company with over $125 million in wholesale sales. He also founded, managed, and sold MCT Dairies, Inc., a $60 million international dairy component resource company. Other experience in the food industry includes his role as Co-chairman of Saratoga Beverage Company, a publicly traded (formerly NASDAQ: TOGA) bottled water and fresh juice company prior to its successful sale to a private equity firm. Mr. Wolf served an advisor to Mamma Sez Biscotti, a snack and bakery product company (which was sold in a later period to Nonnis, the largest biscotti company in the United States) from 2002 to 2004. Previously he served as Director and on the Audit and Development committees of American Home Food Products, Inc. a publically traded marketer Artisanal Brand Cheeses, from 2007 to 2009. Mr. Wolf also served as Chairman of the Board of Media Bay, which was a NASDAQ listed public company which ally traded direct seller of spoken word through its audio book club and old time radio classic activities and download spoken content, from 2002 to 2004.

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

Alfred D’Agostino has over 35 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice- President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

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

Thomas Toto has over 30 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of MamaMancini’s from February 2010 through the Present. From June 2009 to May 2022, he served as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a company that imported and distributed various kinds of cheeses. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day-to-day operations of importing and distributing cheeses around the world.

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

Our Audit Committee consists of Mr. Toto who serves as Chairman, Mr. D’Agostino, Mr. Janeway and Mr. Stengel. Mr. Stengel is our Audit Committee financial expert as currently defined under applicable SEC rules.

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

Our Nominating/Corporate Governance Committee consists of Mr. Janeway who serves as Chairman, Mr. D’Agostino, Mr. Haley and Mr. Toto.

BOARD DIVERSITY MATRIX

On August 6, 2021, the SEC approved Nasdaq Listing Rule 5605(f) regarding board diversity. Under the rule, NASDAQ-listed companies must include at least one diverse director prior to August 6, 2023 and at least two diverse directors by August 6, 2026. The composition of our Board does not currently include two individuals who are diverse under the Nasdaq Listing Rule 5605(f), as presented in the below Board Diversity Matrix. Under Nasdaq Listing Rule 5605(f) directors who self-identify as (i) female, (ii) an underrepresented minority or (iii) LGBTQ+ are defined as being diverse. The following chart summarizes certain self-identified personal characteristics of our directors, in accordance with Nasdaq Listing Rule 5605(f) Each term used in the table has the meaning given to it in the rule and related instructions.

Board Diversity Matrix (As of May 19, 2022)
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	—	8	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	8	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—
Directors who are Military Veterans	—

The Company intends to recruit additional qualified directors within the above-indicated time frames in order to comply with Nasdaq Listing Rule 5605(f).

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2022 and January 31, 2021.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
CEO/Chairman(1)	2022	$215,000	0	0	0	0	0	0	$215,000
	2021	$190,003	0	0	0	0	0	0	$190,003

Matt Brown
President(2)	2022	$216,153	25,000	0	0	0	0	0	$241,153
	2021	$190,617	0	0	0	0	0	0	$190,617

Steven Burns	2022	$229,000	25,000	0	0	0	0	0	$254,000
Executive VP (3)	2021	$191,666	0	0	0	0	0	0	$191,666

Lawrence Morgenstein CFO(4)	2022	$125,781		0	0	0	0	0	$125,781
	2021	$136,458		0	6,682	0	0	0	$143,140

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2. 3.	Mr. Brown was appointed as President of the Company on January 24, 2013. Mr. Burns was appointed Executive Vice President of the Company in 2019.

4.	Mr. Morgenstein was appointed as Chief Financial Officer on April 1, 2018. On April 1, 2020, Mr. Morgenstein was granted 7,500 options to purchase common stock with a grant date value of $6,682.

2022 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable I	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) I	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Number of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Wolf
Chief Executive Officer(1)	0	0	0	0	—

Matthew Brown
President(2)	0	0	0	0	—

Steven Burns
Executive Vice President; Director(3)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Alfred D’Agostino
Director(4)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Thomas Toto
Director(5)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Dean Janeway
Director(6)	50,000	0	0	$0.39	4/13/2023
	25,000	0	0	$1.05	6/27/2022
	25,000	0	0	$0.80	9/3/2023
	50,000	0	0	$0.52	7/30/2024

Lawrence Morgenstein
Chief Financial Officer	7,500	0	0	$0.73	11/30/2023
	7,500	0	0	$0.74	3/31/2024
	7,500	0	0	$0.70	9/30/2024
	7,500	0	0	$1.16	3/31/2025

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013.

2.	Mr. Brown was appointed as President of the Company on January 24, 2013.

3.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

4.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

5.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

6.	Mr. Janeway was appointed as a director on January 24, 2013.

7.	Mr. Morgenstein was appointed Chief Financial Officer on April 1, 2018.

DIRECTOR COMPENSATION

Our executive officers who are members of our board of directors and the directors who are not considered independent under the corporate governance rules of the NASDAQ Markets do not receive compensation from us for their service on our board of directors. Accordingly, Mr. Wolf and Mr. Brown do not receive compensation from us for their service on our board of directors. Only those directors who are considered independent directors under the corporate governance rules of the NASDAQ Markets receive compensation from us for their service on our board of directors. Mr. D’Agostino, Mr. Toto, Mr. Haley, Mr. Stengel and Mr. Janeway are paid $40,000 per annum for their service as members of the board, payable quarterly in Company common stock.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending January 31, 2022 and 2021.

Name and Principal Position (a)	Year (b)	Salary ($) (b)	Bonus ($) (b)	Stock Awards ($) (b)	Option Awards ($) (b)	Non-Equity Incentive Plan Compensation ($) (b)	All Other Compensation ($) (b)	Total ($) (b)
Director	2022	$0	$0	$0	$0	$0	$0	$0
Steven Burns (1)	2021	$0	$0	$0	$17,876	$0	$0	$17,876

Director	2022	$39,500	$0	$0	$0	$0	$0	$39,500
Alfred D’Agostino (2)	2021	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2022	$39,500	$0	$0	$0	$0	$0	$39,500
Thomas Toto (3)	2021	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2022	$39,500	$0	$0	$0	$0	$0	$39,500
Dean Janeway (4)	2021	$10,000	$0	$0	$17,876	$0	$0	$27,876

Director	2022	$34,500	$0	$0	$0	$0	$0	$34,500
Patrick Connor Haley (5)	2021	$0	$0	$0	$17,876	$0	$0	$17,876

Director	2022	$34,500	$0	$0	$0	$0	$0	$34,500
Michael Stengel (6)	2021	$0	$0	$0	$17,876	$0	$0	$17,876

1.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

2.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

3.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

4.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

5.	Mr. Haley was appointed as a director of the Company on June 24, 2021.

6.	Mr. Stengel was appointed as a director of the Company on June 24, 2021.

Employment Agreements

Carl Wolf

On March 5, 2012 MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2022. As compensation for his services, Mr. Wolf receives a base salary of $215,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive Termination Payments (as defined Section 11.1 of Mr. Wolf’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Matthew Brown

On March 5, 2012 MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2022. As compensation for his services, Mr. Brown receives a base salary of $210,500 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive Termination Payments (as defined in Section 11.1 of Mr. Brown’s Employment Agreement) in the event his employment is terminated in conjunction with the following:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 28, 2022 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Shares		Percent (2)

5% or Greater Stockholders (other than Executive Officers and Directors)
None

Named Executive Officers and Directors
Carl Wolf	7,223,248	(3)	20.20%
Matthew Brown	5,629,921	(4)	15.75%
Lawrence Morgenstein	30,000	(5)	*
Steven Burns	1,451,310	(6)	4.05%
Alfred D’Agostino	1,010,242	(7)	2.82%
Thomas Toto	846,110	(8)	2.36%
Dean Janeway	391,003	(9)	1.09%
Patrick Connor Haley	1,686,799	(10)	4.72%
Michael Stengel	5,000	(11)	*
All executive officers and directors as a group (9 persons)	18,273,633		51.51% (2)

*Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 12, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may be acquire within 60 days of April 12, 2021 on exercise of warrants and options and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 12, 2021 (35,608,474 shares of Common Stock). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 1,052,892 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4)	5,401,823 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5)	Includes 30,000 stock options which are currently exercisable.

(6)	This amount includes 130,397 shares held by Steven Burns, 84,074 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes options to purchase 100,000 shares of common stock.

(7)	This amount includes 126,938 shares directly held by Alfred D’Agostino, 783,304 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes an option to purchase 100,000 shares of common stock.

(8)	This amount includes 679,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes an option to purchase 100,000 shares of common stock.

(9)	This amount includes 275,109 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt. Ten. Share total also includes an option to purchase 100,000 shares of common stock.

(10)	Includes shares held by Alta Fox Opportunities Fund, LP. Alta Fox GenPar, LP serves as general partner of Alta Fox Opportunities Fund, LP and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Alta Fox Equity, LLC serves as the general partner of Alta Fox GenPar, LP, which serves as general partner of Alta Fox Opportunities Fund, LP, and Alta Fox Equity, LLC may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Alta Fox Capital Management, LLC acts as an investment adviser to, and manages investment and trading accounts of Alta Fox Opportunities Fund, LP and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP. Mr. Haley is the Manager of Alta Fox Capital Management, LLC and may be deemed to indirectly beneficially own securities held by Alta Fox Opportunities Fund, LP.

(11)	This amount includes 5,000 shares purchased by the holder in April 2021.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 20,000,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 28, 2022, we had 35,758,792 shares of common stock issued and outstanding.

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

Warrants

As of April 28, 2022, there are no outstanding warrants to purchase of our common shares.

Options

As of April 28, 2022, there outstanding options to purchase 669,000 shares of Company Common Stock at prices ranging from $0.39 to $1.38 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We currently lease 20,188 square feet in a fully contained facility at 184 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp, a 100% owned subsidiary of the company.

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

Director Independence

Our board of directors has determined that each of Messrs. D’Agostino, Toto, Janeway, Haley and Stengel is an independent director within the meaning of the applicable rules of the SEC and the NASDAQ Markets and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership. In addition, our board of directors has determined that Mr. Stengel is an audit committee financial expert within the meaning of the applicable rules of the SEC and the NASDAQ Markets.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of US GAAP to proposed transactions. The aggregate audit fees billed for the fiscal years ended January 31, 2022 and January 31, 2021, were $111,300 and $75,115, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended January 31, 2022 and January 31, 2021 were $1,750 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accounts for tax compliance, tax advice, and tax planning. These services include preparation for federal and state income tax returns. The aggregate tax fees billed for the years ended January 31, 2022 and January 31, 2021 were $12,500 and $11,595, respectively.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Audit Committee pre-approved all services provided by our independent auditors for the period covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: May 27, 2022	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Morgenstein
	Name:	Lawrence Morgenstein
	Title:	Chief Financial Officer (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Wolf	Chief Executive Officer, Chairman of the	May 27, 2022
Carl Wolf	Board of Directors

/s/ Matthew Brown	President, Director	May 27, 2022
Matthew Brown

/s/ Lawrence Morgenstein	Chief Financial Officer	May 27, 2022
Lewis Ochs

/s/ Steven Burns	Director	May 27, 2022
Steven Burns

/s/ Alfred D’Agostino	Director	May 27, 2022
Alfred D’Agostino

/s/ Tom Toto	Director	May 27, 2022
Tom Toto

/s/ Dean Janeway	Director	May 27, 2022
Dean Janeway

/s/ Patrick Connor Haley	Director	May 27, 2022
Patrick Connor Haley

/s/ Michael Stengel	Director	May 27, 2022
Michael Stengel

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combinations – Valuation of Acquired Intangible Assets

As described in Note 2 to the consolidated financial statements, on December 29, 2021, the Company acquired T&L Creative Salads, Inc. and Olive Branch Foods, LLC for purchase consideration of approximately $14 million. The Company accounted for the acquisition in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of intangible assets as of the date of the acquisition.

We identified the fair values of certain identifiable intangible assets, primarily goodwill, trademarks, trade names, and a customer list, as critical audit matters. The principal considerations for our determination included the following: (i) changes in the key assumptions could have a significant impact on the fair value of the intangible assets acquired, (ii) subjectivity and judgment required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the intangible assets, specifically projected revenue growth rates, expected cash flow, royalty rates and discount rates and (iii) the appropriateness of the use of various valuation models to determine the fair value of the intangible assets. Auditing these factors involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address the matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of projected revenue growth rates and expected cash flow through: (i) evaluating the Company’s objectives, strategies, and related business risks, (ii) evaluating consistency with available industry or other third-party reports or data, and (iii) evaluating the Company’s relevant evidence and analysis for the significant assumptions.

●	Utilizing personnel with specialized knowledge and skill with valuations to (i) assess the reasonableness of royalty rates and discount rates utilized in the various valuation models and (ii) assess the appropriateness of the various valuation models utilized by management to determine the fair values of the intangible assets.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2011.

Somerset, New Jersey

May 27, 2022

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2022	January 31, 2021

Assets

Current Assets:
Cash	$850,598	$3,190,560
Accounts receivable, net	7,627,717	3,973,793
Inventories	2,890,793	1,195,211
Prepaid expenses	269,209	519,887
Total current assets	11,638,317	8,879,451

Property and equipment, net	3,678,532	2,963,602
Intangibles, net	1,984,979	87,639
Goodwill	8,633,334
Operating lease right of use assets, net	3,596,317	1,352,483
Deferred tax asset	488,501	744,973
Deposits	52,249	20,177
Total Assets	$30,032,229	$14,048,325

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$6,479,140	$3,707,111
Term loan, net of debt discount of $57,771 and $0, respectively	1,235,333	-
Operating lease liability	292,699	147,684
Finance leases payable	218,039	190,554
Promissory note – related party	759,917	-
Total current liabilities	8,985,128	4,045,349

Line of credit	765,000	-
Operating lease liability – net of current	3,339,255	1,218,487
Finance leases payable – net of current	376,132	474,743
Promissory note – related party, net of current	2,250,000	-
Term loan – net of current	6,206,896	-
Total long-term liabilities	12,937,283	1,693,230

Total Liabilities	21,922,411	5,738,579

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2022 and 2021, 0 and 0 shares outstanding as of January 31, 2022 and 2021	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,758,792 and 35,603,731 shares issued and outstanding as of January 31, 2022 and 2021	359	357
Additional paid in capital	20,587,789	20,535,793
Accumulated deficit	(12,328,830)	(12,076,904)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	8,109,818	8,309,746
Total Liabilities and Stockholders’ Equity	$30,032,229	$14,048,325

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended January 31,
	2022	2021

Sales-net of slotting fees and discounts	$47,083,740	$40,758,605

Costs of sales	35,229,867	28,019,296

Gross profit	11,853,873	12,739,309

Operating expenses:
Research and development	120,692	110,713
General and administrative	11,650,414	9,150,748
Total operating expenses	11,771,106	9,261,461

Income from operations	82,767	3,477,848

Other Income (Expense)
Interest	(73,487)	(137,751)
Amortization of debt discount	(2,438)	(17,864)
Other income	37,704	-
Total other income (expense)	(38,221)	(155,615)

Net income before income tax provision	44,546	3,322,233

Income tax (provision) benefit	(296,472)	744,973

Net (loss) income	$(251,926)	$4,067,206

Net (loss) income per common share
– basic	$(0.01)	$0.12
– diluted	$(0.01)	$0.12

Weighted average common shares outstanding
– basic	35,702,197	33,503,208
– diluted	35,702,197	34,016,581

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2020 through January 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2020	-	$-	31,991,241	$321	(230,000)	$(149,500)	$16,695,352	$(16,144,110)	$402,063

Stock Options issued for services	-	-	-	-	-	-	52,895	-	52,895

Common stock issued for exercise of options	-	-	24,000	-	-	-	14,400	-	14,400

Common stock issued for exercise of warrants	-	-	3,588,490	36	-	-	3,773,146	-	3,773,182

Net income	-	-	-	-	-	-	-	4,067,206	4,067,206
Balance, January 31, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746
Stock options issued for services	-	-	-	-	-	-	1,863	-	1,863

Common stock issued for services	-	-	7,000	-	-	-	31,055	-	31,055

Common stock issued for exercise of options	-	-	148,061	2	-	-	19,078	-	19,080

Net loss	-	-	-	-	-	-	-	(251,926)	(251,926)
Balance, January 31, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended January 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(251,926)	$4,067,206
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	779,442	663,001
Amortization of debt discount	2,437	17,864
Amortization of right of use assets	190,798	138,311
Amortization of intangibles	43,660	-
Share-based compensation	32,918	52,895
Change in deferred tax asset	296,472	(744,973)
Changes in operating assets and liabilities:
Accounts receivable	(938,409)	(245,906)
Inventories	(474,527)	51,206
Prepaid expenses	254,220	(267,619)
Security deposits	(32,072)	-
Accounts payable and accrued expenses	1,175,677	99,249
Operating lease liability	(168,849)	(132,694)
Net Cash Provided by Operating Activities	909,841	3,698,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(862,415)	(419,373)
Cash paid for intangible assets	-	(32,567)
Acquisition of companies – net of cash acquired	(10,408,542)	-
Net Cash Used in Investing Activities	(11,270,957)	(451,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of related party notes payable	-	(641,844)
Borrowings from term loan	7,500,000	-
Cash paid for financing fees	(63,750)	-
Repayments of term loan	-	(441,663)
Proceeds from promissory note	-	330,505
Repayment of promissory note	-	(330,505)
Borrowings (repayments) of line of credit, net	765,000	(2,997,348)
Repayment of capital lease obligations	(199,176)	(156,450)
Proceeds from exercise of options	19,080	14,400
Proceeds from exercise of warrants	-	3,773,182
Net Cash Provided by (Used in) Financing Activities	8,021,154	(449,723)

Net Increase (Decrease) in Cash	(2,339,962)	2,796,877

Cash - Beginning of Period	3,190,560	393,683

Cash - End of Period	$850,598	$3,190,560

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$52,221	$174,735

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Operating right of use asset additions	$2,457,502	$-
Finance lease asset additions	$128,050	$401,387
Acquisition of software via contract liability	$-	$55,072
Related party loan to finance acquisition	$3,000,000	$-

See accompanying notes to the consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2022

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

On December 29, 2021, the Company made two acquisitions which expand the Company’s core product lines, and access to specific markets. T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“OB”), are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the FDA. Olive Branch started operations six years ago as a separate company to concentrate on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.

Note 2 – Business Acquisitions

The Company accounts for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. ASC 805 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill. Amounts assigned to goodwill and other identifiable intangible assets are based on independent appraisals or internal estimates.

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions –T&L and OB, which are gourmet food manufacturers based in New York. The closing of these transactions was completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The maker of the Note is T&L Acquisition Corp., a wholly-owned subsidiary of the Company, is guaranteed by the Company. The maker has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million long-term acquisition note from M&T Bank (see below). Anthony Morello, Jr. will remain as CEO of T&L Acquisition Corp.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (“Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period. The Maturity Date of the Loan is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB.

During the year ended January 31, 2022, the Company incurred approximately $748,000 in transaction costs for professional fees and other expenses, which are included in General and administration operating expenses on the Consolidated Statements of Operations. Of these fees, approximately $401,000 was paid to Spartan Capital Securities, LLC (See Note 12).

For the period from December 29, 2021 to January 31, 2022, T&L had revenue and income before taxes of $2,846,184 and $44,281, respectively. For the period from December 29, 2021 to January 31, 2022, OB had revenue and income before taxes of $665,513 and $12,420, respectively.

The following presents the unaudited pro-forma combined results of operations of T&L and OB with the Company as if the entities were combined on February 1, 2020.

	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021
Revenues	$76,914,679	$42,687,880
Net income	$62,304	$4,457,746
Net income per share - basic	$0.00	$0.13
Weighted average number of shares outstanding	35,702,197	33,503,208

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of February 1, 2020 or to project potential operating results as of any future date or for any future periods.

ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquirer (if any) at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration (if any) at the acquisition date, measured at its fair value at that date.

The following summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Assets:
Cash	$591,458
Accounts receivable	2,715,515
Inventories	1,221,055
Fixed assets, net	503,907
Intangibles	10,574,334
Total identified assets acquired	$15,606,269

Liabilities:
Accounts payable and accrued expenses	$1,606,269
Total liabilities assumed	1,606,269

Total net assets acquired	$14,000,000

The acquisition method of accounting requires extensive use of estimates and judgments to allocate the considerations transferred to the identifiable tangible and intangible assets acquired and liabilities assumed. The amounts used in computing the purchase price differ from the amounts in the purchase agreements due to fair value measurement conventions prescribed by accounting standards.

The intangible assets acquired include the trademarks and customer relationships.

The allocation of purchase price is still deemed to be a preliminary allocation because of potential changes in the valuation of intangibles and the acquired fixed assets.

The goodwill represents the assembled workforce, acquired capabilities, and future economic benefits resulting from the acquisition. All of the goodwill is deductible for tax purposes.

Note 3 - Summary of Significant Accounting Policies

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2022 and 2021.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2022, the Company had approximately $186,100 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of January 31, 2022 and January 31, 2021, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at January 31, 2022 and January 31, 2021:

	January 31, 2022	January 31, 2021
Raw Materials	$1,854,156	$746,013
Work in Process	244,974	88,955
Finished goods	791,663	360,243
	$2,890,793	$1,195,211

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license. In November 2021, the Company finalized the implementation process and began to use the software license and recorded amortization of $7,303.

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

Goodwill

The Company does not amortize goodwill or indefinite-lived intangible assets. The Company tests goodwill for impairment annually as of January 31 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of an such impact.

If a quantitative assessment is performed, a reporting unit’s fair value is compared to its carrying value. A reporting unit’s fair value is determined based upon consideration of various valuation methodologies, including the income approach, which utilizes projected future cash flows discounted at rates commensurate with the risks involved and multiples of current and future earnings. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

As of January 31, 2022, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the year ended January 31, 2022, the Company recognized amortization of $36,357 related to other intangible assets.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2022 and 2021 were $120,692 and $110,713, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Year Ended
	January 31, 2022	January 31, 2021
Gross Sales	$48,798,656	$42,238,702
Less: Slotting, Discounts, Allowances	1,714,916	1,480,097
Net Sales	$47,083,740	$40,758,605

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2022 and 2021:

	For the Year Ended
	January 31, 2022	January 31, 2021
Northeast	$16,119,490	$13,994,534
Southeast	17,546,606	12,780,368
Midwest	4,917,263	4,870,644
West	5,358,105	5,515,759
Southwest	4,857,192	5,077,397
Total revenue	$48,798,656	$42,238,702

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2022 and 2021 were $734,924 and $633,102 respectively.

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

For the years ended January 31, 2022 and 2021, share-based compensation amounted to $32,918 and $52,895, respectively.

For the years ended January 31, 2022 and 2021, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2022	January 31, 2021
Risk-free interest rate	N/A	0.00 – 0.49%
Expected life of grants	N/A	0.1 – 5.2 years
Expected volatility of underlying stock	N/A	43 - 127%
Dividends	N/A	0%

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

	For the Years Ended
	January 31, 2022	January 31, 2021
Numerator:
Net (loss) income attributable to common stockholders	$(251,926)	4,067,206
Effect of dilutive securities:	—	—

Diluted net (loss) income	$(251,926)	$4,067,206

Denominator:
Weighted average common shares outstanding - basic	35,702,197	33,503,208
Dilutive securities (a):
Series A Preferred	-	-
Options	-	513,373
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	35,702,197	34,016,581

Basic net (loss) income per common share	$(0.01)	$0.12

Diluted net (loss) income per common share	$(0.01)	$0.12

(a) - Anti-dilutive securities excluded:	669,000	-

Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of January 31, 2022 and 2021, the Company recognized a deferred tax asset of $448,501 and $744,973, respectively, which is included in other long-term assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

The Company is no longer subject to tax examinations by tax authorities for years prior to the year ended January 31, 2019.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued accounting standards update ASU 2021-04—Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effects of the adoption of ASU No. 2021-04 on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of January 1, 2024.

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

Note 4 - Property and Equipment:

Property and equipment on January 31, 2022 and January 31, 2021 are as follows:

	January 31, 2022	January 31, 2021
Machinery and Equipment	$4,934,855	$3,787,321
Furniture and Fixtures	233,615	113,112
Leasehold Improvements	3,346,610	3,120,273
	8,515,080	7,020,706
Less: Accumulated Depreciation	4,836,548	4,057,104
	$3,678,532	$2,963,602

Depreciation expense for the years ended January 31, 2022 and 2021 amounted to $779,442 and $663,001, respectively.

Note 5 – Intangibles, net

Intangibles, net consisted of the following at January 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life
Software	$87,639	$(7,303)	$80,336	2.91
Customer relationships	1,862,000	(33,976)	1,828,024	4.87
Tradename and trademarks	79,000	(2,381)	76,619	2.91
	$2,028,639	$(43,660)	$1,984,979

Amortization expense for the year ended January 31, 2022 was $43,660.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023	$431,346
2024	$431,346
2025	$422,632
2026	$374,216
2027	$325,378

Note 6 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino and Tom Toto, two directors of the Company, are affiliates of WWS, Inc.

For the years ended January 31, 2022 and 2021, the Company incurred $48,000 in commission expense from WWS, Inc. generated sales, respectively.

Promissory Note – Related Party

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of January 31, 2022, the outstanding balance under the note including accrued interest was $3,009,917. Interest expense related to this note was $9,917 for the year ended January 31, 2022.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp., a 100% owned subsidiary of the Company. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset (see Note 9).

Other Related Party Transactions

During the years ended January 31, 2022 and 2021, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $4,612 and $29,503, respectively.

During the year ended January 31, 2021, members of the board of directors and officers exercised 940,807 warrants with exercise price of $1 in exchange for 940,807 shares of common stock.

Note 7 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company obtained a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the line was amended to increase the available borrowings to $4.5 million and extended the maturity date to June 30, 2023. As part of the extension the Company incurred financing fees of $5,000. These fees are recorded as deferred financing fees and are included in prepaid expenses and other current assets on the balance sheet. These fees are amortized over the remaining life of the line of credit. As of January 31, 2022, there were unamortized fees of $3,542. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The covenants were waived by the bank for the year ended January 31, 2022. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $765,000 and $0 as of January 31, 2022 and 2021, respectively. During the years ended January 31, 2022 and 2021, the Company incurred interest of $1,161 and $0 to M&T Bank for the line of credit agreement.

As discussed above in Note 2, on December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Acquisition Note at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Acquisition Note as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Company recorded a debt discount of $58,750 in relation to the debt. For the year ended January 31, 2022, the Company recorded $979 in accretion of the debt discount. As of January 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,500,000 and $57,771, respectively. During the year ended January 31, 2022, the Company incurred interest of $28,734 for the Acquisition Note.

Note 8 – Promissory Note

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

Note 9 - Leases

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s leases consist of office space, manufacturing space and machinery and equipment. The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

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

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient.

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

On March 1, 2021, the Company amended an existing lease with the landlord for a new premise with a greater square footage. Upon cancellation of the existing lease, the Company wrote-off the net right of use asset and corresponding lease liability of $22,870. The Company recorded a right of use asset and related liability of $328,148 for the new space which will be occupied over a 60-month period.

On December 29, 2021, the Company entered into a new right of use obligation with a related party (See Note 6) for office, manufacturing, and storage space in Farmingdale, New York. In connection with this lease, the Company recorded a right of use asset and corresponding lease liability of $2,129,084.

The components of lease expense were as follows:

	For the Year Ended	For the Year Ended
	January 31, 2022	January 31, 2021
Finance lease
Depreciation of assets	$145,066	$129,104
Interest on lease liabilities	33,675	36,169
Operating leases	355,786	309,357
Total net lease cost	$534,527	$474,630

Supplemental balance sheet information related to leases was as follows:

	January 31, 2022	January 31, 2021
Operating leases:
Operating lease ROU assets	$3,596,317	$1,352,483

Current operating lease liabilities, included in current liabilities	$292,699	$147,684
Noncurrent operating lease liabilities, included in long-term liabilities	3,339,255	1,218,487
Total operating lease liabilities	$3,631,954	$1,366,171

Finance leases
Property and equipment, at cost	$1,079,706	$951,656
Accumulated depreciation	(405,436)	(260,370)
Property and equipment, net	$674,270	$691,286

Current obligations of finance lease liabilities, included in current liabilities	$218,039	$190,554
Finance leases, net of current obligations, included in long-term liabilities	376,132	474,743
Total finance lease liabilities	$594,171	$665,297

Supplemental cash flow and other information related to leases was as follows:

	For the Year Ended January 31, 2022	For the Year Ended January 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168,849	$132,694
Financing cash flows from finance leases	199,176	156,450

ROU assets obtained in exchange for lease liabilities:
Operating leases	$2,457,502	$-
Finance leases	128,050	401,387

Weighted average remaining lease term (in years):
Operating leases	8.5	6.8
Finance leases	3.0	3.9

Weighted average discount rate:
Operating leases	4.85%	6.54%
Finance leases	4.45%	4.57%

For the Twelve Months Ending January 31,
2023	$756,450
2024	713,319
2025	689,398
2026	611,124
2027	464,909
Thereafter	1,825,924
Total lease payments	$5,061,124
Less: amounts representing interest	(834,999)
Total lease obligations	$4,226,125

Note 10 - Concentrations

Revenues

During the year ended January 31, 2022, the Company earned revenues from three customers representing approximately 26%, 21% and 11% of gross sales. As of January 31, 2022, these three customers represented approximately 10%, 7% and 11% of total gross outstanding receivables, respectively. During the year ended January 31, 2021, the Company earned revenues from two customers representing approximately 41% and 13% of gross sales. As of January 31, 2021, these two customers represented approximately 23% and 14% of total gross outstanding receivables, respectively.

Note 11 - Stockholders’ Equity

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2020	891,500	$0.77
Exercisable – January 31, 2020	756,500	$0.71
Granted	7,500	$0.53
Exercised	(24,000)	$0.60
Forfeited/Cancelled	(6,000)	$0.60
Outstanding – January 31, 2021	869,000	$0.70
Exercisable – January 31, 2021	859,000	$0.70
Granted	-	$-
Exercised	(200,000)	$0.81
Outstanding – January 31, 2022	669,000	$0.66
Exercisable – January 31, 2022	666,500	$0.65

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	669,000	1.83	$0.66	666,500	$0.65

At January 31, 2022, the total intrinsic value of options outstanding and exercisable was $859,051 and $857,101, respectively.

During the year ended January 31, 2022, eight employees exercised a total of 200,000 options at an exercise price range of $0.49 to $1.38 per share for aggregate proceeds of $19,080. During the year ended January 31, 2021, three employees exercised a total of 24,000 options at an exercise price of $0.60 per share for aggregate proceeds of $14,400.

During the year ended January 31, 2021, the Company issued to 7,500 options to an employee. The options have an exercise price of $1.16 per share, a term of 5 years, and 2-year vesting. The options have an aggregated fair value of approximately $6,682 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 3.

For the years ended January 31, 2022 and 2021, the Company recognized share-based compensation related to options of an aggregate of $1,863 and $52,895, respectively. In January 2021, the Company extended certain director options that were set to expire in April 2021 for a period of two years to April 2023 using the assumptions in Note 3.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 31, 2020	6,056,664	$1.00
Exercisable – January 31, 2020	6,056,664	$1.00
Granted	-	$-
Exercised	(3,631,733)	$1.09
Forfeited/Cancelled	(2,424,931)	$1.39
Outstanding – January 31, 2021	-	$-
Exercisable – January 31, 2021	-	$-
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – January 31, 2022	-	$-
Exercisable – January 31, 2022	-	$-

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

(C) Restricted Stock Units

During the year ended January 31, 2022, the Company awarded an employee a grant of 21,000 restricted stock units (“RSUs”) with a grant date fair value of $59,430. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will vest during November 2021, September 2022 and September 2023. As of January 31, 2022, there were 14,000 unvested shares and unrecognized share-based compensation of $28,375.

For the year ended January 31, 2022, the Company recognized share-based compensation related to restricted stock units of an aggregate of $31,055.

Note 12 - Commitments and Contingencies

Insurance Claim

The Company maintains insurance for both property damage and business interruption relating to catastrophic events, such as fires. Insurance recoveries received for property damage and business interruption in excess of the net book value of damaged assets, clean-up and demolition costs, and post-event costs are recognized as income in the period received or committed when all contingencies associated with the recoveries are resolved. Gains on insurance recoveries related to business interruption are recorded within “Cost of sales” and any gains or losses related to property damage are recorded within “Other income (expense)” on the consolidated statements of income.

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss is approximately $656,700 which includes loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the year ended January 31, 2022, the Company received $152,850 relating to business interruption insurance which was recorded as a component of costs of sales on the consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669.

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

The Company incurred $562,491 and $539,801 of royalty expenses for the years ended January 31, 2022 and 2021, respectively. Royalty expenses are included in general and administrative expenses on the consolidated statement of operations.

Agreements with Placement Agents and Finders

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Upon consummation of the acquisition of T&L and OB in December 2021, the Company paid Spartan $401,322 pursuant to the advisory agreement which is included in general and administrative expenses on the consolidated statement of operations.

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

Note 13 - Income Tax Provision

The income tax provision consists of the following:

Income tax provision / (benefit) consists of the following:

	January 31, 2022	January 31, 2021
Federal
Current	$-	$-
Deferred	32,224	(184,085)
State and Local
Current
Deferred	264,248	(560,888)
Income tax provision / (benefit)	$296,472	$(744,973)

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

The Company had U.S. federal net operating loss carryovers (NOLs) of approximately $5.4 million and $3.8 million at January 31, 2022 and 2021, respectively, available to offset taxable income through 2034. If not used, these NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers. The Company also has State NOLs of approximately $10.0 million and $5.2 million at January 31, 2022 and 2021, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During the year ended January 31, 2021, the valuation allowance was reduced to zero and decreased by $2,177,802. There was no valuation allowance as of January 31, 2022.

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

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative.”

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2022 and 2021, respectively. As of January 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2022	Year Ended January 31, 2021
Net operating loss carryovers	$1,152,434	$1,212,466
Share-based compensation	6,854	-
Acquisition costs	88,109	-
Capitalized start-up and organization costs	27,843	44,133
Right of use liability	798,015	571,046
Inventory	21,945	-
Interest limitation	16,224	-
Other	18,354	6,309
Total deferred tax assets	2,129,778	1,833,954

Deferred Tax Liabilities
Fixed assets	812,528	708,798
Right of use asset	868,749	380,183
Total deferred tax liabilities	1,681,277	1,088,981
Net deferred tax asset	$448,501	$744,973

The expected tax provision (benefit) based on the statutory rate is reconciled with actual tax provision (benefit) as follows:

	Year Ended January 31, 2022	Year Ended January 31, 2021
US Federal statutory rate	21.00%	21.00%
State income tax, net of federal benefit	1.08	7.11
Adjustments to deferred tax assets	627.47	5.78
Change in valuation allowance	-	(65.55)
Non-deductible expenses	16.00	9.24
Income tax provision (benefit)	665.55%	(22.42)%

