Form 10-Q
period 2022-04-30
MamaMancini's Holdings, Inc.
filed 2022-06-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2022

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

As of June 14, 2022, there were 35,782,959 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022

Page(s)

Condensed Consolidated Balance Sheets as of April 30, 2022 (unaudited) and January 31, 2022	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from February 1, 2022 through April 30, 2022 and the Period from February 1, 2021 through April 30, 2021 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2022 and 2021 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2022	January 31, 2022
	(unaudited)
Assets:

Current Assets:
Cash	$921,260	$850,598
Accounts receivable, net	8,998,584	7,627,717
Inventories	4,168,691	2,890,793
Prepaid expenses	498,448	269,209
Total current assets	14,586,983	11,638,317

Property and equipment, net	3,643,710	3,678,532
Intangibles, net	1,871,809	1,984,979
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,526,973	3,596,317
Deferred tax asset	419,116	448,501
Deposits	52,249	52,249
Total Assets	$32,734,174	$30,032,229

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$7,548,460	$6,479,140
Term loan, net of debt discount of $54,756 and $57,771, respectively	1,496,968	1,235,333
Operating lease liability	359,869	292,699
Finance leases payable	203,181	218,039
Promissory note – related party	786,036	759,917
Total current liabilities	10,394,514	8,985,128

Line of credit	2,540,000	765,000
Operating lease liability – net of current	3,184,197	3,339,255
Finance leases payable – net of current	332,982	376,132
Promissory note – related party, net of current	2,250,000	2,250,000
Term loan – net of current	5,818,966	6,206,896
Total long-term liabilities	14,126,145	12,937,283

Total Liabilities	24,520,659	21,922,411

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2022 and January 31, 2022, 0 and 0 shares outstanding as of April 30, 2022 and January 31, 2022	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 35,774,468 and 35,758,792 shares issued and outstanding as of April 30, 2022 and January 31, 2022	359	359
Additional paid in capital	20,587,789	20,587,789
Accumulated deficit	(12,225,133)	(12,328,830)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	8,213,515	8,109,818
Total Liabilities and Stockholders’ Equity	$32,734,174	$30,032,229

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,
	2022	2021
Sales-net of slotting fees and discounts	$21,830,580	$10,313,400

Costs of sales	17,970,317	6,969,047

Gross profit	3,860,263	3,344,353

Operating expenses:
Research and development	26,535	23,436
General and administrative	3,572,755	2,468,718
Total operating expenses	3,599,290	2,492,154

Income from operations	260,973	852,199

Other Income (Expense)
Interest	(124,251)	(10,430)
Amortization of debt discount	(3,640)	-
Other income	-	37,704
Total other income (expense)	(127,891)	27,274

Net income before income tax provision	133,082	879,473

Income tax provision	(29,385)	(247,949)

Net income	$103,697	$631,524

Net income per common share
– basic	$0.00	$0.02
– diluted	$0.00	$0.02

Weighted average common shares outstanding
– basic	35,759,244	35,622,060
– diluted	36,148,920	36,191,451

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from February 1, 2022 through April 30, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock issued for the exercise of options	-	-	15,676	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	103,697	103,697

Balance, April 30, 2022	-	$-	35,774,468	$359	(230,000)	$(149,500)	$20,587,789	$(12,225,133)	$8,213,515

For the Period from February 1, 2021 through April 30, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Stock options issued for services	-	-	-	-	-	-	501	-	501

Stock issued for the exercise of options	-	-	65,143	1	-	-	19,079	-	19,080

Net income	-	-	-	-	-	-	-	631,524	631,524

Balance, April 30, 2021	-	$-	35,668,874	$358	(230,000)	$(149,500)	$20,555,373	$(11,445,380)	$8,960,851

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,697	$631,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	208,829	183,761
Amortization of debt discount	3,640	-
Amortization of right of use assets	69,344	43,621
Amortization of intangibles	113,170	-
Share-based compensation	-	501
Change in deferred tax asset	29,385	247,949
Changes in operating assets and liabilities:
Accounts receivable	(1,370,867)	254,048
Inventories	(1,277,898)	(243,258)
Prepaid expenses	(229,864)	15,453
Accounts payable and accrued expenses	1,095,439	338,962
Operating lease liability	(87,888)	(37,793)
Net Cash (Used in) Provided by Operating Activities	(1,343,013)	1,343,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(174,007)	(354,394)
Net Cash (Used in) Investing Activities	(174,007)	(354,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(129,310)	-
Borrowings of line of credit, net	1,775,000	-
Repayment of capital lease obligations	(58,008)	(46,658)
Proceeds from exercise of options	-	19,080
Net Cash Provided by (Used in) Financing Activities	1,587,682	(27,578)

Net Increase in Cash	70,662	1,052,796

Cash - Beginning of Period	850,598	3,190,560

Cash - End of Period	$921,260	$4,246,356

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$133,291	$10,430

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

April 30, 2022

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

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions –T&L and OB, which are gourmet food manufacturers based in New York. The closing of these transactions was completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The holder of the Note is T&L Acquisition Corp., a wholly-owned subsidiary of the Company, is guaranteed by the Company. The holder has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million long-term acquisition note from M&T Bank (see below). Anthony Morello, Jr. will remain as CEO of T&L Acquisition Corp.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (“Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly instalments over a 60-month amortization period. The Maturity Date of the Loan is January 17, 2027. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB.

For the three months ended April 30, 2022, T&L had revenue and income before taxes of approximately $9.6 million and $335,000, respectively. For the three months ended April 30, 2022, OB had revenue and a loss before taxes of approximately $1.7 million and $24,000, respectively. These amounts are included in the condensed statements of operations for the three months ended April 30, 2022.

The following presents the unaudited pro-forma combined results of operations of T&L and OB with the Company as if the entities were combined on February 1, 2021.

For the Three Months Ended April 30, 2021
Revenues	$16,110,222
Net income	$647,798
Net income per share - basic	$0.02
Weighted average number of shares outstanding	35,622,060

The unaudited pro-forma results of operations are presented for information purposes only. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the acquisitions been completed as of February 1, 2021 or to project potential operating results as of any future date or for any future periods.

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

The unaudited interim financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 31, 2022 filed on May 27, 2022. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at January 31, 2022 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending January 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s). All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence, purchase price accounting and the fair value of share-based payments.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2022 and January 31, 2022.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At April 30, 2022, the Company had approximately $758,300 in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of April 30, 2022 and January 31, 2022, the Company had reserves of $2,000.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at April 30, 2022 and January 31, 2022:

	April 30, 2022	January 31, 2022
Raw Materials	$2,302,882	$1,854,156
Work in Process	327,321	244,974
Finished goods	1,538,488	791,663
	$4,168,691	$2,890,793

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license. In November 2021, the Company finalized the implementation process and began to use the software license. During the three months ended April 30, 2022, the Company recorded amortization of $15,116.

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

As of April 30, 2022, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the three months ended April 30, 2022, the Company recognized amortization of $98,054 related to other intangible assets.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2022 and 2021 were $26,535 and $23,436, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales predominantly are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the condensed consolidated statements of operations.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	April 30, 2022	April 30, 2021
Gross Sales	$22,348,592	$10,748,166
Less: Slotting, Discounts, Allowances	518,012	434,766
Net Sales	$21,830,580	$10,313,400

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2022 and 2021:

	For the Three Months Ended
	April 30, 2022	April 30, 2021
Northeast	$8,689,282	$3,422,669
Southeast	5,507,797	3,801,029
Midwest	2,824,799	1,027,649
West	2,898,856	1,557,111
Southwest	2,427,858	939,708
Total revenue	$22,348,592	$10,748,166

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2022 and 2021 were $187,020 and $126,180 respectively.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or selling, general and administrative expenses, depending on the nature of the services provided, in the condensed consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the three months ended April 30, 2022 and 2021, share-based compensation amounted to $0 and $501, respectively.

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

	For the Three Months Ended
	April 30, 2022	April 30, 2021
Numerator:
Net income attributable to common stockholders	$103,697	631,524
Effect of dilutive securities:	—	—

Diluted net income	$103,697	$631,524

Denominator:
Weighted average common shares outstanding - basic	35,759,244	35,622,060
Dilutive securities (a):
Series A Preferred	-	-
Options	389,677	569,392
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	36,148,920	36,191,451

Basic net income per common share	$0.00	$0.02

Diluted net income per common share	$0.00	$0.02

(a) - Anti-dilutive securities excluded:	-	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of April 30, 2022 and January 31, 2022, the Company recognized a deferred tax asset of $419,116 and $448,501, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

Recent Accounting Pronouncements

In May 2021, the FASB issued accounting standards update ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted the new standard on February 1, 2022 and the adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Note 4 - Property and Equipment:

Property and equipment on April 30, 2022 and January 31, 2022 are as follows:

	April 30, 2022	January 31, 2022
Machinery and Equipment	$4,987,043	$4,934,855
Furniture and Fixtures	275,747	233,615
Leasehold Improvements	3,418,459	3,346,610
	8,681,249	8,515,080
Less: Accumulated Depreciation	5,037,539	4,836,548
	$3,643,710	$3,678,532

Depreciation expense charged to income for the three months ended April 30, 2022 and 2021 amounted to $208,829 and $183,761, respectively

Note 5 – Intangibles, net

Intangibles, net consisted of the following at April 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(22,419)	$65,220	0.83
Customer relationships	1,862,000	(125,609)	1,736,391	4.63
Tradename and trademarks	79,000	(8,802)	70,198	2.67
	$2,028,639	$(156,830)	$1,871,809

Intangibles, net consisted of the following at January 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(7,303)	$80,336	2.91
Customer relationships	1,862,000	(33,976)	1,828,024	4.87
Tradename and trademarks	79,000	(2,381)	76,619	2.91
	$2,028,639	$(43,660)	$1,984,979

Amortization expense for the three months ended April 30, 2022 was $113,170.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023 (remaining)	$369,300
2024	$402,133
2025	$400,782
2026	$374,216
2027	$325,378

Note 6 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino, a director of the Company, is an affiliate of WWS, Inc.

For the three months ended April 30, 2022 and 2021, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales.

Promissory Note – Related Party

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of April 30, 2022 and January 31, 2022, the outstanding balance under the note including accrued interest was $3,036,036 and $3,009,917, respectively. Interest expense related to this note was $26,119 for the three months ended April 30, 2022. As of April 30, 2022 and January 31, 2022, accrued interest was $36,036 and $9,917, respectively.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp., a 100% owned subsidiary of the Company. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense pursuant to the lease for the three months ended April 30, 2022 was $59,857.

Other Related Party Transactions

During the three months ended April 30, 2022 and 2021, the Company reimbursed an entity 100% owned by the CEO of the Company for certain investor relation conference expenses totaling $1,931 and $4,517, respectively.

During the three months ended April 30, 2022, the CFO exercised 30,000 options on a cashless basis in exchange for 15,676 shares of common stock.

Note 7 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company obtained a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the line was amended to increase the available borrowings to $4.5 million and extended the maturity date to June 30, 2023. As part of the extension the Company incurred financing fees of $5,000. These fees are recorded as deferred financing fees and are included in prepaid expenses and other current assets on the balance sheet. These fees are amortized over the remaining life of the line of credit. As of April 30, 2022 and January 31, 2022, there were unamortized fees of $2,917 and $3,542, respectively. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chief Executive Officer, Carl Wolf. The covenants were waived by the bank for the year ended January 31, 2022. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,540,000 and $765,000 as of April 30, 2022 and January 31, 2022, respectively. During the three months ended April 30, 2022 and 2021, the Company incurred interest of $16,110 and $0 to M&T Bank for the line of credit agreement.

As discussed above in Note 2, on December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Acquisition Note at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Acquisition Note as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Company recorded a debt discount of $58,750 in relation to the debt. For the three months ended April 30, 2022, the Company recorded $4,836 in accretion of the debt discount. As of April 30, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,370,690 and $54,756, respectively. As of January 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,500,000 and $57,771, respectively. During the three months ended April 30, 2022, the Company incurred interest of $79,358 for the Acquisition Note.

Note 8 - Concentrations

Revenues

During the three months ended April 30, 2022, the Company earned revenues from three customers representing approximately 25%, 10% and 14% of gross sales. As of April 30, 2022, these three customers represented approximately 30%, 4% and 14% of total gross outstanding receivables, respectively. During the three months ended April 30, 2021, the Company earned revenues from three customers representing approximately 31%, 19% and 11% of gross sales. As of April 30, 2021, these three customers represented approximately 33%, 14% and 16% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2022	669,000	$0.66
Exercisable – January 31, 2022	666,500	$0.65
Granted	-	$-
Exercised	(30,000)	$0.94
Outstanding – April 30, 2022	639,000	$0.65
Exercisable – April 30, 2022	639,000	$0.65

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.38	639,000	1.56	$0.65	639,000	$0.65

At April 30, 2022, the total intrinsic value of options outstanding and exercisable was $704,450 and $704,450, respectively.

During the three months ended April 30, 2022, the CFO exercised 30,000 options at an average exercise price of $0.94 per share on a cashless basis in exchange for 15,676 shares of common stock.

During the three months ended April 30, 2021, six employees exercised a total of 84,000 options at an average exercise price of $0.86 per share for aggregate proceeds of $19,080.

For the three months ended April 30, 2022 and 2021, the Company recognized share-based compensation related to options of an aggregate of $0 and $501, respectively. At April 30, 2022, there was no unrecognized share-based compensation.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss was approximately $656,700 which included loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the three months ended April 30, 2021, the Company received $67,426 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. No additional proceeds were received or costs incurred during the three months ended April 30, 2022.

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

The Company incurred $150,035 and $148,436 of royalty expenses for the three months ended April 30, 2022 and 2021, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Agreements with Placement Agents and Finders

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Upon consummation of the acquisition of T&L and OB in December 2021, the Company paid Spartan $401,322 pursuant to the advisory agreement.

Note 11 – Income Taxes

The Company’s effective tax rate for the three months ending April 30, 2022 is 22.08%. Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.

Deferred taxes are caused primarily by net operating loss carryforwards. U.S. Tax Legislation enacted in 2017 (the “TCJA”) has significantly changed certain aspects of U.S. federal income taxation. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated in 2021 are also carried forward indefinitely but limited to 80% of taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of April 30, 2022 or January 31, 2022.

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

The actual yearly tax rate will vary due to numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Quarter ended April 30, 2022 and 2021

The following table sets forth the summary of the condensed consolidated statements of operations for the quarter ended April 30, 2022 and 2021:

	For the Three Months Ended
	April 30, 2022	April 30, 2021

Sales - Net of Slotting Fees and Discounts	$21,830,580	$10,313,400
Gross Profit	$3,860,263	$3,344,353
Operating Expenses	$(3,599,290)	$(2,492,154)
Other Income (Expenses)	$(127,891)	$27,274
Income Tax Provision	$(29,385)	$(247,949)
Net Income	$103,697	$631,524

For the quarters ended April 30, 2022 and 2021, the Company reported net income of $103,697 and $631,524, respectively. The change in net income between the quarter ended April 30, 2022 and 2021 reflects continued downward pressure on gross margin percentage from inflated materials and freight expenses, increased interest costs associated with acquisitions.

Sales: Sales, net of slotting fees and discounts increased by approximately 112% to $21,830,580 during the quarter ended April 30, 2022, from $10,313,400 during the quarter ended April 30, 2021. Sales included the first full quarter from the acquisition of T&L Creative Salads, Inc. and Olive Branch LLC in December 2021. Sales for MamaMancini’s, Inc. also rose modestly during the three months ended April 30, 2022 versus the prior year comparative period. During the quarter, MamaMancini’s Inc. and T&L Salads were quickly able to gain product portfolio synergies by adding new products to existing customers, particularly in club stores.

Gross Profit: The gross profit margin was 18% for the quarter ended April 30, 2022 compared to 32% for the quarter ended April 30, 2021. The T&L Creative Salads and Olive Branch LLC acquisition created a different financial model with lower gross margin percentage. In addition, continued inflation of raw materials, packaging and freight costs have out-paced price increases in the quarter. Management believes the balance between inflationary costs and price increases will begin to balance in the quarter ended July 31, 2022 and gross profits will begin to return to targeted levels.

Operating Expenses: Operating expenses increased by 44% during the quarter ended April 30, 2022, as compared to the quarter ended April 30, 2021. Operating expenses decreased as a percentage of sales to 16% in 2022 compared to 24% in 2021. The $1,107,136 increase in total operating expenses is primarily attributable to the following:

●	Freight charges rose $298,237 due to increased Finished Goods transportation rate increases and fuel surcharges;

●	Advertising and Promotion expenses rose $60,840 based on key promotions primarily at club stores;

●	Payroll and Related Expenses rose by $363,592 related to the acquisition of T&L Creative Salads management and office salaries, additional accounting staff at MamaMancini’s and severance pay expenses;

●	Professional Fees rose $134,288 due to higher Auditing Fees related to the additional complexity of the acquisitions and added third-party accounting and technical expertise to augment staffing shortfalls; and

●	Insurance Expenses rose $104,531 to account for the acquisition of T&L Creative Salads and Olive Branch LLC.

Other Income (Expenses): Other expenses increased by $155,165 to $127,891 for the quarter ended April 30, 2022 as compared to income of $27,274 during the quarter ended April 30, 2021. For the quarter ended April 30, 2022, other income (expenses) consisted of $124,251 in interest expense on the Company’s financing arrangements and $3,640 in amortization of debt discount. For the three months ended April 30, 2021, other income (expenses) consisted of $(10,430) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at April 30, 2022 compared to January 31, 2022:

	April 30, 2022	January 31, 2022	Change
Current Assets	$14,586,983	$11,638,317	$2,948,666
Current Liabilities	$10,394,514	$8,985,127	$1,409,387
Working Capital	$4,192,469	$2,653,190	$1,539,279

As of April 30, 2022, we had working capital of $4,192,469 as compared to working capital of $2,653,190 as of January 31, 2022, an increase of $1,539,279. The increase in working capital is primarily attributable to an increase in cash of $70,662, an increase in accounts receivable of $1,370,867 and increase of inventories of $1,277,898 based on robust sales increases, an increase in prepaid expenses of $229,239 and increases in the short term portion of lease payables of $52,312 offset by an increase in accounts payable and accrued liabilities of $1,069,320 and increases in the term loan of $261,635.

Net cash used in operating activities for the quarter ended April 30, 2022 was $1,343,013 compared to net cash provided by operating activities for the quarter ended April 30.2021 of $1,434,768. The net income for the quarter ended April 30, 2022 and 2021 was $103,697 and $631,524, respectively. During the three months ended April 30, 2022, net income was affected by adjustments to net income of $445,950 and offset by changes in operating activities which used cash of $1,898,393. During the three months ended April 30, 2021, net income was affected by adjustments to net income of $475,832 and changes in operating activities which provided cash of $327,412.

Net cash used in investing activities for the quarter ended April 30, 2022 was $174,007 as compared to $354,394 for the quarter ended April 30, 2021, respectively. For the quarters ended April 30, 2022 and 2021, the cash used in investing activities was to purchase new machinery and equipment.

Net cash provided by all financing activities for the quarter ended April 30, 2022 was $1,587,682 as compared to $27,578 used by financing activities for the quarter ended April 30, 2021. During the three months ended April 30, 2022, the Company received net proceeds of $1,775,000 from borrowings pursuant to the line of credit which were offset by payments of the acquisition related term loan and finance lease payments of $129,310 and $58,008, respectively. During the three months ended April 30, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $46,658 paid for finance lease payments.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through June 16, 2024, based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

Recent Accounting Pronouncements

In May 2021, the FASB issued accounting standards update ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted the new standard on February 1, 2022 and the adoption of the new standard did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the quarter ended April 30, 2022 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license.

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

Goodwill

The Company does not amortize goodwill or indefinite-lived intangible assets. The Company tests goodwill for impairment annually as of April 30 or if an event occurs or circumstances change that indicate that the fair value of the entity, or the reporting unit, may be below its carrying amount (a “triggering event”). Whenever events or circumstances change, entities have the option to first make a qualitative evaluation about the likelihood of goodwill impairment. If impairment is deemed more likely than not, management would perform the two-step goodwill impairment test. Otherwise, the two-step impairment test is not required. In assessing the qualitative factors, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of the relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgements and assumptions. The judgement and assumptions include the identification of macroeconomic conditions, industry and market considerations, overall financial performance, Company specific events and share price trends, an assessment of whether each relevant factor will impact the impairment test positively or negatively, and the magnitude of an such impact.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales predominantly are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are shipped to the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. Under the new revenue guidance, the Company elected to treat shipping and handling activities as fulfilment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the consolidated statement of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of period covered by this Quarterly Report on Form 10-Q, we have concluded that our internal control over financial reporting was not effective including the following material weakness:

1) 2)

Lacked sufficient accounting staff to appropriately segregate duties and leverage decision makers to consolidate new entities and complete timely reporting of financial data

Lacked sufficient orientation and experience with new ERP systems platform which hindered productivity and required additional supervision delaying timely reporting of financial statements.

Management is in the process of implementing the Management Remediation Initiatives (the “Initiatives”) detailed in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on May 27, 2022. Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results. However, management believes that without the implementation of the Initiatives, such matters could result in a material misstatement in our financial statements in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2022 and April 30, 2022, the Company had no sales of unregistered securities.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 14, 2022	By:	/s/ Carl Wolf
	Name:	Carl Wolf
	Title:	Chief Executive Officer
(Principal Executive Officer)

