Form 10-Q
period 2022-07-31
MamaMancini's Holdings, Inc.
filed 2022-09-14
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2022

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

As of September 14, 2022, there were 36,317,857 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

Page(s)

Condensed Consolidated Balance Sheets as of July 31, 2022 (unaudited) and January 31, 2022	F-2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from May 1, 2022 through July 31, 2022 and the Period from May 1, 2021 through July 31, 2021 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from February 1, 2022 through July 31, 2022 and the Period from February 1, 2021 through July 31, 2021 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2022 and 2021 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2022	January 31, 2022
	(unaudited)
Assets:

Current Assets:
Cash	$1,896,412	$850,598
Accounts receivable, net	6,877,758	7,627,717
Inventories	4,193,726	2,890,793
Prepaid expenses	516,697	269,209
Total current assets	13,484,593	11,638,317

Property and equipment, net	3,617,221	3,678,532
Intangibles, net	1,754,823	1,984,979
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,413,455	3,596,317
Deferred tax asset	636,581	448,501
Equity method investment in Chef Inspirational	1,218,540	-
Deposits	52,249	52,249
Total Assets	$32,810,796	$30,032,229

Liabilities and Stockholders’ Equity

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$7,649,420	$6,479,140
Term loan, net of debt discount of $51,741 and $57,771, respectively	1,499,983	1,235,333
Operating lease liability	368,993	292,699
Finance leases payable	175,213	218,039
Promissory note – related party	813,273	759,917
Liability for Series B Preferred Shares to be issued, net	515,000	-
Total current liabilities	11,021,882	8,985,128

Line of credit	2,490,000	765,000
Operating lease liability – net of current	3,086,427	3,339,255
Finance leases payable – net of current	322,600	376,132
Promissory note – related party, net of current	2,250,000	2,250,000
Term loan – net of current	5,431,035	6,206,896
Total long-term liabilities	13,580,062	12,937,283

Total Liabilities	24,601,944	21,922,411

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2022 and January 31, 2022, 0 and 0 shares outstanding as of July 31, 2022 and January 31, 2022	-	-
Preferred stock, $0.00001 par value; 19,880,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 36,317,857 and 35,758,792 shares issued and outstanding as of July 31, 2022 and January 31, 2022	364	359
Additional paid in capital	21,326,367	20,587,789
Accumulated deficit	(12,968,379)	(12,328,830)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	8,208,852	8,109,818
Total Liabilities and Stockholders’ Equity	$32,810,796	$30,032,229

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021

Sales-net of slotting fees and discounts	$22,846,474	$12,064,584	$44,677,054	$22,377,984

Costs of sales	20,119,862	8,695,300	38,090,179	15,664,347

Gross profit	2,726,612	3,369,284	6,586,875	6,713,637

Operating expenses:
Research and development	41,792	30,541	68,327	53,977
General and administrative	3,516,115	2,753,830	7,088,870	5,222,548
Total operating expenses	3,557,907	2,784,371	7,157,197	5,276,525

Income (loss) from operations	(831,295)	584,913	(570,322)	1,437,112

Other income (expenses)
Interest	(139,064)	(7,549)	(263,315)	(17,979)
Amortization of debt discount	(3,015)	-	(6,655)	-
Other income	2,596	-	2,596	37,704
Total other income (expenses)	(139,483)	(7,549)	(267,374)	19,725

Net income (loss) before income tax provision and income from equity method investment	(970,778)	577,364	(837,696)	1,456,837

Income from equity method investment in Chef Inspirational	18,540	-	18,540	-
Income tax benefit (provision)	208,992	(145,439)	179,607	(393,388)

Net income (loss)	$(743,246)	$431,925	$(639,549)	$1,063,449

Net income (loss) per common share
– basic	$(0.02)	$0.01	$(0.02)	$0.03
– diluted	$(0.02)	$0.01	$(0.02)	$0.03

Weighted average common shares outstanding
– basic	35,811,087	35,697,568	35,785,719	35,660,440
– diluted	35,811,087	36,223,674	35,785,719	36,181,353

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from May 1, 2022 through July 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2022	-	$-	35,774,468	$359	(230,000)	$(149,500)	$20,587,789	$(12,225,133)	$8,213,515

Stock issued for the exercise of options	-	-	41,417	-	-	-	26,250	-	26,250

Stock options issued for services	-	-	-	-	-	-	12,333	-	12,333

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	501,972	5	-	-	699,995	-	700,000

Net loss	-	-	-	-	-	-	-	(743,246)	(743,246)

Balance, July 31, 2022	-	$-	36,317,857	$364	(230,000)	$(149,500)	$21,326,367	$(12,968,379)	$8,208,852

For the Period from May 1, 2021 through July 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, May 1, 2021	-	$-	35,668,874	$358	(230,000)	$(149,500)	$20,555,373	$(11,445,380)	$8,960,851

Stock options issued for services	-	-	-	-	-	-	285	-	285

Stock options issued exercise of options	-	-	56,167	1	-	-	(1)	-	-

Net income	-	-	-	-	-	-	-	431,925	431,925
Balance, July 31, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from February 1, 2022 through July 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock issued for the exercise of options	-	-	57,093	-	-	-	26,250	-	26,250

Stock options issued for services	-	-	-	-	-	-	12,333	-	12,333

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	501,972	5	-	-	699,995	-	700,000

Net loss	-	-	-	-	-	-	-	(639,549)	(639,549)

Balance, July 31, 2022	-	$-	36,317,857	$364	(230,000)	$(149,500)	$21,326,367	$(12,968,379)	$8,208,852

For the Period from February 1, 2021 through July 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Stock options issued for services	-	-	-	-	-	-	786	-	786

Stock options issued exercise of options	-	-	121,310	2	-	-	19,078	-	19,080

Net income	-	-	-	-	-	-	-	1,063,449	1,063,449
Balance, July 31, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(639,549)	$1,063,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	401,126	381,732
Amortization of debt discount	6,655	-
Amortization of right of use assets	182,862	91,660
Amortization of intangibles	230,156	-
Share-based compensation	12,333	786
Change in deferred tax asset	(188,080)	391,179
Income from equity method investment in Chef Inspirational	(18,540)	-
Paid in kind interest	53,356	-
Changes in operating assets and liabilities:
Accounts receivable	749,959	(728,920)
Accounts receivable - other	-	(107,896)
Inventories	(1,302,933)	(212,403)
Prepaid expenses	(248,113)	71,993
Security deposits	-	(2,979)
Accounts payable and accrued expenses	1,170,280	749,822
Operating lease liability	(176,534)	(79,813)
Net Cash Provided by Operating Activities	232,978	1,618,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(305,547)	(481,295)
Cash paid for investment in Chef Inspirational	(500,000)	-
Net Cash (Used in) Investing Activities	(805,547)	(481,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds in advance of preferred stock offering	515,000	-
Repayment of term loan	(517,241)	-
Borrowings of line of credit, net	1,725,000	-
Repayment of capital lease obligations	(130,626)	(94,074)
Proceeds from exercise of options	26,250	19,080
Net Cash Provided by (Used in) Financing Activities	1,618,383	(74,994)

Net Increase in Cash	1,045,814	1,062,321

Cash - Beginning of Period	850,598	3,190,560

Cash - End of Period	$1,896,412	$4,252,881

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$182,873	$17,979

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$34,268	$-
Operating lease asset additions	$-	347,585
Non-cash consideration paid in common stock for equity investment in Chef Inspirational	$700,000	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

July 31, 2022

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and frozen products. The Company’s products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s customers are located throughout the United States, with large concentrations in the Northeast and Southeast.

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

On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, Inc. (“CIF”), a leading developer, innovator, marketer and sales company selling fresh and frozen prepared foods, for an investment of $1.2 million, at an implied enterprise value for CIF of $5 million. The investment consists of $500,000 in cash and $700,000 in the Company’s common stock. The Company also was granted the option to purchase the remaining seventy-six percent (76%) interest in CIF within one year of June 28, 2022. The option purchase price is an additional $3.8 million, of which $3.5 million would be paid in cash and $300,000 in common stock, which would be paid within a two-year period from June 28, 2022. The acquisition of the interest in CIF is being accounted for under the equity method of accounting for investments.

The following presents the unaudited results of operations for the period June 28, 2022 (acquisition date) through July 31, 2021 of CIF.

For the Period June 28, 2022 through July 31, 2021
Revenues	$2,705,503
Net income	$771,983

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

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions – T&L and OB, which are gourmet food manufacturers based in New York. The closing of these transactions was completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The holder of the Note is T&L Acquisition Corp., a wholly-owned subsidiary of the Company, is guaranteed by the Company. The holder has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million long-term acquisition note from M&T Bank (see below). Anthony Morello, Jr. will remain as CEO of T&L Acquisition Corp.

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

For the three months ended July 31, 2022, T&L had revenue and a loss before taxes of approximately $10.6 million and $368,250, respectively. For the three months ended July 31, 2022, OB had revenue and a loss before taxes of approximately $1.6 million and $71,900, respectively. For the six months ended July 31, 2022, T&L had revenue and a loss before taxes of approximately $20.1 million and $33,300, respectively. For the six months ended July 31, 2022, OB had revenue and a loss before taxes of approximately $3.2 million and $48,200, respectively. These amounts are included in the condensed statements of operations for the three and six months ended July 31, 2022.

The following presents the unaudited pro-forma combined results of operations for the three and six months ended July 31, 2021 of T&L and OB with the Company as if the entities were combined on February 1, 2021.

	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2021
Revenues	$19,926,213	$36,036,435
Net income	$771,983	$1,419,782
Net income per share - basic	$0.02	$0.04
Weighted average number of shares outstanding	35,697,568	35,660,440

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2022 and January 31, 2022.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At July 31, 2022, the Company had approximately $1.3 million in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of July 31, 2022 and January 31, 2022, the reserve for uncollectible accounts was de minimis.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at July 31, 2022 and January 31, 2022:

	July 31, 2022	January 31, 2022
Raw Materials	$1,099,525	$1,854,156
Work in Process	163,576	244,974
Finished goods	2,930,625	791,663
	$4,193,726	$2,890,793

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license. In November 2021, the Company finalized the implementation process and began to use the software license. During the three and six months ended July 31, 2022, the Company recorded amortization of $15,986 and $31,102, respectively.

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

As of July 31, 2022, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the three and six months ended July 31, 2022, the Company recognized amortization of $101,000 and $199,054 related to other intangible assets, respectively.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2022 and 2021 were $41,792 and $30,541, respectively. Research and development expenses for the six months ended July 31, 2022 and 2021 were $68,327 and $53,977, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	July 31, 2022	July 31, 2021
Gross Sales	$23,631,857	$12,459,429
Less: Slotting, Discounts, Allowances	785,383	394,845
Net Sales	$22,846,474	$12,064,584

	For the Six Months Ended
	July 31, 2022	July 31, 2021
Gross Sales	$45,980,449	$23,207,595
Less: Slotting, Discounts, Allowances	1,303,395	829,611
Net Sales	$44,677,054	$22,377,984

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended July 31, 2022 and 2021:

	For the Three Months Ended
	July 31, 2022	July 31, 2021
Northeast	$9,066,443	$3,305,005
Southeast	6,857,963	5,080,826
Midwest	2,560,178	1,332,312
West	2,543,230	1,308,904
Southwest	2,604,043	1,432,382
Total revenue	$23,631,857	$12,459,429

The following table disaggregates gross revenue by significant geographic area for the six months ended July 31, 2022 and 2021:

	For the Six Months Ended
	July 31, 2022	July 31, 2021
Northeast	$17,755,723	$6,727,674
Southeast	12,365,760	8,881,855
Midwest	5,384,977	2,359,961
West	5,442,086	2,866,015
Southwest	5,031,903	2,372,090
Total revenue	$45,980,449	$23,207,595

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended July 31, 2022 and 2021 were $119,332 and $118,881 respectively. Producing and communicating advertising expenses for the six months ended July 31, 2022 and 2021 were $306,352 and $245,061 respectively.

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

For the three months ended July 31, 2022 and 2021, share-based compensation amounted to $12,333 and $285, respectively.

For the six months ended July 31, 2022 and 2021, share-based compensation amounted to $12,333 and $786, respectively.

For the six months ended July 31, 2022 and 2021, when computing fair value of share-based payments, the Company has considered the following variables:

	July 31, 2022	July 31, 2021
Risk-free interest rate	2.77%	N/A
Expected life of grants	7.5 years	N/A
Expected volatility of underlying stock	85.74%	N/A
Dividends	0%	N/A

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

	For the Three Months Ended
	July 31, 2022	July 31, 2021
Numerator:
Net (loss) income attributable to common stockholders	$(743,246)	431,925
Effect of dilutive securities:	—	—

Diluted net income	$(743,246)	$431,925

Denominator:
Weighted average common shares outstanding - basic	35,811,087	35,697,568
Dilutive securities (a):
Series A Preferred	-	-
Options		526,106
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	35,811,087	36,223,674

Basic net (loss) income per common share	$(0.02)	$0.01

Diluted net (loss) income per common share	$(0.02)	$0.01

(a) - Anti-dilutive securities excluded:	689,000	-

	For the Six Months Ended
	July 31, 2022	July 31, 2021
Numerator:
Net (loss) income attributable to common stockholders	$(639,549)	1,063,449
Effect of dilutive securities:	—	—

Diluted net income	$(639,549)	$1,063,449

Denominator:
Weighted average common shares outstanding - basic	35,785,719	35,660,440
Dilutive securities (a):
Series A Preferred	-	-
Options	-	520,914
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	35,785,719	36,181,353

Basic net (loss) income per common share	$(0.02)	$0.03

Diluted net income (loss) per common share	$(0.02)	$0.03

(a) - Anti-dilutive securities excluded:	689,000	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of July 31, 2022 and January 31, 2022, the Company recognized a deferred tax asset of $636,581 and $448,501, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

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

Note 4 - Property and Equipment:

Property and equipment on July 31, 2022 and January 31, 2022 are as follows:

	July 31, 2022	January 31, 2022
Machinery and Equipment	$5,132,428	$4,934,855
Furniture and Fixtures	280,071	233,615
Leasehold Improvements	3,442,396	3,346,610
	8,854,895	8,515,080
Less: Accumulated Depreciation	5,237,674	4,836,548
	$3,617,221	$3,678,532

Depreciation expense charged to income for the three months ended July 31, 2022 and 2021 amounted to $192,297 and $197,971, respectively. Depreciation expense charged to income for the six months ended July 31, 2022 and 2021 amounted to $401,126 and $381,732, respectively.

Note 5 – Intangibles, net

Intangibles, net consisted of the following at July 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(38,045)	$49,594	0.58
Customer relationships	1,862,000	(220,331)	1,641,669	4.38
Tradename and trademarks	79,000	(15,440)	63,560	2.41
	$2,028,639	$(273,816)	$1,754,823

Intangibles, net consisted of the following at January 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(7,303)	$80,336	2.91
Customer relationships	1,862,000	(33,976)	1,828,024	4.87
Tradename and trademarks	79,000	(2,381)	76,619	2.91
	$2,028,639	$(43,660)	$1,984,979

Amortization expense for the three and six months ended July 31, 2022 was $116,986 and $230,156, respectively.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023 (remaining)	$252,314
2024	402,133
2025	400,782
2026	374,216
2027	325,378
$1,754,823

Note 6 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino, a director of the Company, is an affiliate of WWS, Inc.

For the three months ended July 31, 2022 and 2021, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the six months ended July 31, 2022 and 2021, the Company recorded $24,000 in commission expense from WWS, Inc. generated sales.

Promissory Note – Related Party

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of July 31, 2022 and January 31, 2022, the outstanding balance under the note including accrued interest was $3,063,273 and $3,009,917, respectively. Interest expense related to this note was $27,237 and $53,356 for the three and six months ended July 31, 2022, respectively. As of July 31, 2022 and January 31, 2022, accrued interest was $63,273 and $9,917, respectively.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp., a 100% owned subsidiary of the Company. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense pursuant to the lease for the three and six months ended July 31, 2022 was $65,608 and $131,216, respectively.

Chef Inspirational Foods, Inc.

As noted above in Note 1, the Company acquired a 24% minority interest in Chef Inspirational Foods, Inc. (“CIF”). During the three and six months ended July 31, 2022, T&L recorded sales of $5,388,611 and $11,058,976 with CIF, respectively, of which $1,010,343 was outstanding and included in accounts receivable on the accompanying condensed consolidated balance sheets at July 31, 2022. During the three and six months ended July 31, 2022, OB recorded commission expense of $72,206 and $147,557 based on its transactions with CIF, respectively, of which $55,792 was due to CIF and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets at July 31, 2022.

Other Related Party Transactions

During the six months ended July 31, 2022, the members of the board of directors and the CFO exercised 130,000 options at an average exercise price of $1.03 per share in exchange for 57,093 shares of common stock. During the three and six months ended July 31, 2021, six employees exercised 940,807 options with an average exercise price of $0.72 in exchange for 121,310 shares of common stock.

Note 7 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company obtained a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the line was amended to increase the available borrowings to $4.5 million and extended the maturity date to June 30, 2023. As part of the extension the Company incurred financing fees of $5,000. These fees are recorded as deferred financing fees and are included in prepaid expenses and other current assets on the balance sheet. These fees are amortized over the remaining life of the line of credit. As of July, 2022 and January 31, 2022, there were unamortized fees of $2,917 and $3,542, respectively. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants and a limited Guaranty by the Company’s Chairman of the Board, Carl Wolf. The covenants were waived by the bank as of July 31, 2022 and January 31, 2022. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $2,490,000 and $765,000 as of July 31, 2022 and January 31, 2022, respectively. During the three months ended July 31, 2022 and 2021, the Company incurred interest of $32,943 and $0 to M&T Bank for the line of credit agreement, respectively. During the six months ended July 31, 2022 and 2021, the Company incurred interest of $49,053 and $0 to M&T Bank for the line of credit agreement, respectively.

As discussed above in Note 2, on December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Acquisition Note at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Acquisition Note as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Company recorded a debt discount of $58,750 in relation to the debt. For the three and six months ended July 31, 2022, the Company recorded $3,015 and $6,030 in accretion of the debt discount, respectively. As of July 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $6,982,759 and $51,741, respectively. As of January 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,500,000 and $57,771, respectively. During the three and six months ended July 31, 2022, the Company incurred interest of $73,484 and $148,606 for the Acquisition Note, respectively.

Note 8 - Concentrations

Revenues

During the three months ended July 31, 2022 and 2021 the Company’s concentration of revenue is as follows:

	For the Three Months Ended
	July 31, 2022	July 31, 2021

Customer
A	23%	%
B	14%	35%
C	12%	%
D	%	23%

During the six months ended July 31, 2022 and 2021 the Company’s concentration of revenue is as follows:

	For the Six Months Ended
	July 31, 2022	July 31, 2021

Customer
A	24%	%
B	13%	33%
C	12%	10%
D	%	21%

A - These amounts are sales from Chef Inspiration Foods, a related party.

*	- Not a significant customer during the period

As of July 31, 2022, these three customers represented approximately 15%, 7% and 1% of total gross outstanding receivables, respectively. As of July 31, 2021, these three customers represented approximately 40%, 24% and 9% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 31, 2022	669,000	$0.66
Exercisable – January 31, 2022	666,500	$0.65
Granted	150,000	$1.48
Exercised	(130,000)	$1.00
Outstanding – July 31, 2022	689,000	$0.77
Exercisable – July 31, 2022	539,000	$0.57

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.48	689,000	2.83	$0.77	539,000	$0.57

At July 31, 2022, the total intrinsic value of options outstanding and exercisable was $478,140.

During the six months ended July 31, 2022, the members of the board of directors and the CFO exercised 130,000 options at an average exercise price of $1.00 per share in exchange for 57,093 shares of common stock.

During the six months ended July 31, 2021, six employees exercised a total of 152,000 options at an average exercise price of $0.72 per share for aggregate proceeds of $19,080 in exchange for 121,310 shares of common stock.

For the six months ended July 31, 2022 and 2021, the Company recognized share-based compensation related to options of an aggregate of $12,333 and $786, respectively. At July 31, 2022, there was unrecognized share-based compensation of $167,741.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss was approximately $656,700 which included loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the six months ended April 30, 2021, the Company received $67,426 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. No additional proceeds were received or costs incurred during the six months ended July 31, 2022.

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

The Company incurred $124,940 and $143,540 of royalty expenses for the three months ended July 31, 2022 and 2021, respectively. The Company incurred $274,975 and $291,976 of royalty expenses for the six months ended July 31, 2022 and 2021, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Agreements with Placement Agents and Finders

Spartan Capital, LLC

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Upon consummation of the acquisition of T&L and OB in December 2021, the Company paid Spartan $401,322 pursuant to the advisory agreement. Based on this agreement with Spartan, as of July 31, 2022, the Company owed $36,000 to Spartan upon the consummation of CIF purchase.

AGES Financial Services. Ltd.

On July 6, 2022, the Company executed a Proposed Offering Engagement Letter with AGES Financial Services. Ltd. (“AGES”) to act as a non-exclusive (i) dealer-manager, (ii) placement agent and/or (iii) financial advisor for a proposed issuance, or series of issuances, for up to $5,000,000 of the Company’s Series B Convertible Preferred Stock (“Proposed Offering”) in a private placement to be conducted by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D promulgated by the Commission under the Securities Act of 1933, as amended. Unless terminated prior to December 31, 2022, the period of the Engagement runs from July 5, 2022 through December 31, 2022.

In consideration for its services in the Proposed Offering, AGES shall be entitled a cash fee equal to four percent (4%) of the net dollar amount received by the Company from investors sourced by AGES plus five-year warrants to buy Common Stock of the Company at the rate of 1 warrant for every $100 of such net dollar amount. The Company shall be responsible for payment of all expenses relating to the proposed offering, including but not limited to costs associated with the registration of any Common Stock which may be issued upon conversion of the Series B Convertible Preferred Stock.

Series B Preferred Shares to be Issued

During July 2022, the Company received net proceeds of $515,000 from accredited investors pursuant to the above Offering which has yet to close and the shares have yet to be issued. The funds received are to be used for working capital purposes. The outstanding amount as of July 31, 2022 was $515,000 and is shown as “Liability for Series B Preferred Shares to be issued, net” on the accompanying condensed consolidated balance sheets.

Appointment of Chief Executive Officer

On June 21, 2022, the Board approved the appointment of Mr. Adam L. Michaels as the Company’s Chief Executive Officer and member of the Board of Directors, effective as of September 6, 2022. As compensation for his services, the Company shall pay Mr. Michaels an annual base salary of $325,000 for a 5-year period ending September 5, 2027. In addition to his base salary, Mr. Michaels is eligible for an annual bonus and equity awards. These equity awards include annual restricted stock units, sign on stock units, performance stock units and profit-sharing units which will vest as defined in the employment agreement.

Appointment of Chief Financial Officer

On September 12, 2022, the Board approved the appointment of Mr. Anthony J. Gruber as the Company’s Chief Financial Officer, effective as of September 12, 2022. As compensation for his services, the Company shall pay Mr. Gruber an annual base salary of $250,000 for a 5-year period ending September 11, 2027. In addition to his base salary, Mr. Gruber is eligible for an annual bonus and equity awards. These equity awards include performance stock units which will vest as defined in the employment agreement.

Note 11 – Income Taxes

The Company’s effective tax rate for the three and six months ending July 31, 2022 is 21.53% and 21.44%, respectively. Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of July 31, 2022 or January 31, 2022.

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

The actual yearly tax rate will vary due to numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions

Note 12 – Subsequent Events

Series B Preferred

The Company has designated 200,000 shares of preferred stock, $0.00001 par value per share, for each of the Series B Preferred. The holders of the Series B Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock shall have no voting rights. Each share of Series B Preferred Stock shall be convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock.

On September 13, 2022, the Company closed the first round of the Series B Preferred Stock offering with the sale of 47,200 shares, raising gross proceeds of $1,180,000.

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

Results of Operations for the Quarter ended July 31, 2022 and 2021

The following table sets forth the summary of the condensed consolidated statements of operations for the quarter ended July 31, 2022 and 2021:

	For the Three Months Ended
	July 31, 2022	July 31, 2021

Sales - Net of Slotting Fees and Discounts	$22,846,474	$12,064,584
Gross Profit	$2,726,612	$3,369,284
Operating Expenses	$(3,557,907)	$(2,784,371)
Other Expenses	$(139,483)	$(7,549)
Income Tax Benefit (Provision)	$208,992	$(145,439)
Income from equity method investment in Chef Inspirational	$18,540	$-
Net (Loss) Income	$(743,246)	$431,925

For the quarters ended July 31, 2022 and 2021, the Company reported net (loss) income of $(743,246) and $431,925, respectively. The change in net loss (income) between the quarter ended July 31, 2022 and 2021 reflects continued waning downward pressure on gross margin percentage from continued commodity, packaging and freight inflation along with increased interest & transactional costs associated with one time acquisitions.

Sales: Sales, net of slotting fees and discounts increased by approximately 89% to $22,846,474 during the quarter ended July 31, 2022, from $12,064,584 during the quarter ended July 31, 2021. Sales included the second full quarter from the acquisition of T&L Creative Salads, Inc. and Olive Branch LLC in December 2021. During the quarter ended July 31, 2022, MamaMancini’s Inc. and T&L Salads sharply accelerated product portfolio synergies by adding new T&L products to existing MamaMancini’s customers in both club stores and retail chains.

Gross Profit: The gross profit margin was 12% for the quarter ended July 31, 2022 compared to 28% for the quarter ended July 31, 2021. The T&L Creative Salads and Olive Branch LLC acquisition created a different financial model with lower gross margin percentage yet comparable Operating Income margins. In addition, continued inflation of raw materials and freight costs have temporarily out-paced price increases in the quarter. In particular, poultry price increases outpaced all macro projections causing a steep reduction in projected margins for the period. Management is now seeing the balance between inflationary costs and price increases to improve and projects gross profits will return to targeted levels the quarter ending October 31, 2022. The Company has instituted a new pricing process that more accurately and rapidly tracks inputs costs, including commodity costs, to ensure that with every single sale the Company meeting its required margin profile.

Operating Expenses: Operating expenses increased by 28% during the quarter ended July 31, 2022, as compared to the quarter ended July 31, 2021. Operating expenses decreased as a percentage of sales to 15% in 2022 compared to 23% in 2021. The $814,254 increase in total operating expenses is primarily attributable to the following:

●	Freight charges rose $203,343 due to increased Finished Goods transportation rate increases and fuel surcharges;

●	Payroll and Related Expenses rose by $174,613 related to the acquisition of T&L Creative Salads management and office salaries, additional accounting staff at MamaMancini’s and severance pay expenses;

●	Professional Fees rose $278,760 due to one-time legal fees associated with investment in Chef Inspirational Foods, higher Auditing Fees related to the additional complexity of the acquisitions and added third-party accounting and technical expertise to augment staffing shortfalls;

●	Commission Expenses rose $213,521 due to increased sales.

Other Income (Expenses): Other expenses increased by $131,934 to $139,483 for the quarter ended July 31, 2022 as compared to $7,549 during the quarter ended July 31, 2021. For the quarter ended July 31, 2022, other income (expenses) consisted of $139,064 in interest expense on the Company’s financing arrangements, $3,015 in amortization of debt discount and other income of $2,596. For the three months ended July 31, 2021, other expenses consisted of $7,549 in interest expense incurred on the Company’s financing arrangements.

Results of Operations for the Six Months ended July 31, 2022 and 2021

The following table sets forth the summary of the condensed consolidated statements of operations for the six months ended July 31, 2022 and 2021:

	For the Six Months Ended
	July 31, 2022	July 31, 2021

Sales - Net of Slotting Fees and Discounts	$44,677,054	$22,377,984
Gross Profit	$6,586,875	$6,713,637
Operating Expenses	$(7,157,197)	$(5,276,525)
Other Income (Expenses)	$(267,374)	$19,725
Income Tax Benefit (Provision)	$179,607	$(393,388)
Income from equity method investment in Chef Inspirational	$18,540	$-
Net (Loss) Income	$(639,549)	$1,063,449

For the six months ended July 31, 2022 and 2021, the Company reported net (loss) income of $(639,549) and $1,063,449, respectively. The change in net income between the six months ended July 31, 2022 and 2021 reflects continued commodity, packaging and freight inflation along with increased interest & transactional costs associated with one time acquisitions.

Sales: Sales, net of slotting fees and discounts increased by approximately 100% to $44,677,054 during the six months ended July 31, 2022, from $22,377,984 during the six months ended July 31, 2021. Sales included the first full six months from the acquisition of T&L Creative Salads, Inc. and Olive Branch LLC in December 2021. Sales for MamaMancini’s, Inc. also rose modestly during the six months ended July 31, 2022 versus the prior year comparative period. During the six months ended July 31, 2022, MamaMancini’s Inc. and T&L Salads quickly gained product portfolio synergies by adding new products to existing customers in both club stores and retail chains.

Gross Profit: The gross profit margin was 15% for the six months ended July 31, 2022 compared to 30% for the quarter ended July 31, 2021. The T&L Creative Salads and Olive Branch LLC acquisition created a different financial model with lower gross margin percentage yet comparable Operating Income margins. In addition, continued inflation of raw materials, packaging and freight costs have temporarily out-paced price increases in the quarter. In particular, poultry price increases outpaced all macro projections causing a steep reduction in projected margins for the period. Management is now seeing the balance between inflationary costs and price increases to improve and projects gross profits will return to targeted levels the quarter ending October 31, 2022. The Company has instituted a new pricing process that more accurately and rapidly tracks inputs costs, including commodity costs, to ensure that with every single sale the Company meeting its required margin profile.

Operating Expenses: Operating expenses increased by 36% during the six months ended July 31, 2022, as compared to the six months ended July 31, 2021. Operating expenses decreased as a percentage of sales to 16% in 2022 compared to 24% in 2021. The $1,880,672 increase in total operating expenses is primarily attributable to the following:

●	Freight charges rose $501,580 due to increased Finished Goods transportation rate increases and fuel surcharges;

●	Advertising and Promotion expenses rose $55,858 based on key promotions primarily at club stores;

●	Payroll and Related Expenses rose by $538,205 related to the acquisition of T&L Creative Salads management and office salaries, additional accounting staff at MamaMancini’s and severance pay expenses;

●	Professional Fees rose $413,048 due to one-time legal fees associated with investment in Chef Inspirational Foods, higher Auditing Fees related to the additional complexity of the acquisitions and added third-party accounting and technical expertise to augment staffing shortfalls;

●	Commission Expenses rose $227,842 due to increased sales;

●	Insurance Expenses rose $193,681 to account for the acquisition of T&L Creative Salads and Olive Branch LLC.

Other Income (Expenses): Other expenses changed by $287,099 to $(267,374) for the six months ended July 31, 2022 as compared to income of $19,725 during the six months ended July 31, 2021. For the six months ended July 31, 2022, other income (expenses) consisted of $263,315 in interest expense on the Company’s financing arrangements, $6,655 in amortization of debt discount and $2,596 of other income. For the six months ended July 31, 2021, other income (expenses) consisted of $(17,979) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at July 31, 2022 compared to January 31, 2022:

	July 31, 2022	January 31, 2022	Change
Current Assets	$13,484,593	$11,638,317	$1,846,276
Current Liabilities	$11,021,882	$8,985,128	$2,036,754
Working Capital	$2,462,711	$2,653,189	$(190,478)

As of July 31, 2022, we had working capital of $2,462,711 as compared to working capital of $2,653,189 as of January 31, 2022, a decrease of $190,478. The decrease in working capital is primarily attributable to an increase in cash of $1,045,814, an increase of inventories of $1,302,933 based on robust sales increases, an increase in prepaid expenses of $247,488 and a decreases in the short term portion of finance lease payable of $42,826 offset by better cash management and a decrease in accounts receivable of $749,959, an increase in accounts payable and accrued liabilities of $1,170,280, an increase in the term loan of $264,650, an increase in the short term portion of the operating lease payable of $76,294, an increase in the related party promissory note of $53,356 and the receipt of proceeds from the Series B Preferred Stock to be issued of $515,000.

Net cash provided by operating activities for the six months ended July 31, 2022 was $232,978 compared to net cash provided by operating activities for the six months ended July 31, 2021 of $1,618,610. The net (loss) income for the six months ended July 31, 2022 and 2021 was $(639,549) and $1,063,449, respectively. During the six months ended July 31, 2022, net income was affected by adjustments to net loss of $679,868 and offset by changes in operating activities which used cash of $192,659. During the six months ended July 31, 2021, net income was affected by adjustments to net income of $865,357 and changes in operating activities which provided cash of $310,196.

Net cash used in investing activities for the six months ended July 31, 2022 was $805,547 as compared to $481,295 for the six months ended July 31, 2021, respectively. For the six months ended July 31, 2022, the Company used cash of $305,547 to purchase new machinery and equipment. In addition, the Company paid cash of $500,000 for the acquisition of a 24% minority interest in Chef Inspirational Foods, Inc. For the six months ended July 31, 2021, the cash used in investing activities was to purchase new machinery and equipment.

Net cash provided by all financing activities for the six months ended July 31, 2022 was $1,618,383 as compared to $74,994 used in financing activities for the six ended July 31, 2021. During the six months ended July 31, 2022, the Company received net proceeds of $1,725,000 from borrowings pursuant to the line of credit which were offset by payments of the acquisition related term loan and finance lease payments of $517,241 and $130,626, respectively. In addition, during the six months ended July 31, 2022, the Company received proceeds of $26,250 for the exercise of options and $515,000 from the initial tranche of the sale of Series B Convertible Preferred Stock. During the six months ended July 31, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $94,074 paid for finance lease payments.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through September 14, 2023, based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so. Because of the rapidly changing environment in response to COVID-19, the current expectations of the Company may be altered as conditions change.

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

Our significant accounting policies are summarized in Note 3 of our condensed consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the six months ended July 31, 2022 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2022 and July 31, 2022, the Company had no sales of unregistered securities.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: September 14, 2022	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

