Form 10-Q
period 2022-10-31
MamaMancini's Holdings, Inc.
filed 2022-12-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: October 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 001-40597

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

As of December 12, 2022, there were 36,317,857 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022

Page(s)

Condensed Consolidated Balance Sheets as of October 31, 2022 (unaudited) and January 31, 2022	F-2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from August 1, 2022 through October 31, 2022 and the Period from August 1, 2021 through October 31, 2021 (unaudited)	F-4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Period from February 1, 2022 through October 31, 2022 and the Period from February 1, 2021 through October 31, 2021 (unaudited)	F-5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2022 and 2021 (unaudited)	F-6

Notes to Condensed Consolidated Financial Statements (unaudited)	F-7

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	October 31, 2022	January 31, 2022
	(unaudited)
Assets:

Current Assets:
Cash	$3,479,287	$850,598
Accounts receivable, net	6,892,699	7,627,717
Inventories	3,563,959	2,890,793
Prepaid expenses	380,135	269,209
Total current assets	14,316,080	11,638,317

Property and equipment, net	3,579,437	3,678,532
Intangibles, net	1,617,693	1,984,979
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,323,390	3,596,317
Deferred tax asset	350,895	448,501
Equity method investment in Chef Inspirational	1,290,464	-
Deposits	52,249	52,249
Total Assets	$33,163,542	$30,032,229

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$8,065,749	$6,479,140
Term loan, net of debt discount of $48,726 and $57,771, respectively	1,502,998	1,235,333
Operating lease liability	378,223	292,699
Finance leases payable	180,085	218,039
Promissory note – related party	839,170	759,917
Series B Preferred Shares to be issued, net	185,000	-
Total current liabilities	11,151,225	8,985,128

Line of credit	990,000	765,000
Operating lease liability – net of current	2,992,603	3,339,255
Finance leases payable – net of current	295,805	376,132
Promissory note – related party, net of current	2,250,000	2,250,000
Term loan – net of current	5,043,104	6,206,896
Total long-term liabilities	11,571,512	12,937,283

Total Liabilities	22,722,737	21,922,411

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2022 and January 31, 2022, 0 shares outstanding as of October 31, 2022 and January 31, 2022	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 47,200 and 0 issued and outstanding as of October 31, 2022 and January 31, 2022	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $0.00001 par value; 250,000,000 shares authorized; 36,317,857 and 35,758,792 shares issued and outstanding as of October 31, 2022 and January 31, 2022	364	359
Additional paid in capital	22,472,793	20,587,789
Accumulated deficit	(11,882,852)	(12,328,830)
Less: Treasury stock, 230,000 shares at cost, respectively	(149,500)	(149,500)
Total Stockholders’ Equity	10,440,805	8,109,818
Total Liabilities and Stockholders’ Equity	$33,163,542	$30,032,229

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021

Sales-net of slotting fees and discounts	$25,693,913	$10,852,682	$70,370,967	$33,230,666

Costs of sales	19,129,707	8,206,939	57,384,953	24,006,920

Gross profit	6,564,206	2,645,743	12,986,014	9,223,746

Operating expenses:
Research and development	24,432	33,866	92,759	87,843
General and administrative	5,041,213	2,610,676	11,965,016	7,697,590
Total operating expenses	5,065,645	2,644,542	12,057,775	7,785,433

Income from operations	1,498,561	1,201	928,239	1,438,313

Other income (expenses)
Interest	(183,844)	(8,731)	(447,159)	(26,710)
Amortization of debt discount	(3,015)	-	(9,670)	-
Other income	-	-	2,596	37,704
Total other income (expenses)	(186,859)	(8,731)	(454,233)	10,994

Net income (loss) before income tax provision and income from equity method investment	1,311,702	(7,530)	474,006	1,449,307

Income from equity method investment in Chef Inspirational	71,924	-	90,464	-
Income tax benefit (provision)	(285,686)	2,075	(106,079)	(391,313)

Net income (loss)	1,097,940	(5,455)	458,391	1,057,994

Less: Class B preferred dividends	(12,413)	-	(12,413)	-

Net income (loss) available to common stockholders	1,085,527	$(5,455)	$445,978	$1,057,994

Net income (loss) per common share
– basic	$0.03	$(0.00)	$0.01	$0.03
– diluted	$0.03	$(0.00)	$0.01	$0.03

Weighted average common shares outstanding
– basic	36,317,857	35,728,821	36,020,209	35,683,484
– diluted	36,614,635	35,728,821	36,348,534	36,176,949

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from August 1, 2022 through October 31, 2022

	Series A		Series B						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2022	-	$-	-	$-	36,317,857	$364	(230,000)	$(149,500)	$21,326,367	$(12,968,379)	$8,208,852

Stock options issued for services	-	-	-	-	-	-	-	-	15,955	-	15,955

Common stock issued for services	-	-	-	-	-	-	-	-	7,671	-	7,671

Issuance of Preferred B Shares, net of issuance costs	-	-	47,200	-	-	-	-	-	1,122,800	-	1,122,800

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(12,413)	(12,413)

Net income	-	-	-	-	-	-	-	-	-	1,097,940	1,097,940
Think
Balance, October 31, 2022	-	$-	47,200	$-	36,317,857	$364	(230,000)	$(149,500)	$22,472,793	$(11,882,852)	$10,440,805

For the Period from August 1, 2021 through October 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, August 1, 2021	-	$-	35,725,041	$359	(230,000)	$(149,500)	$20,555,657	$(11,013,455)	$9,393,061

Common stock issued for services	-	-	-	-	-	-	18,933	-	18,933

Stock options issued for services	-	-	-	-	-	-	748	-	748

Stock issued for the exercise of options	-	-	26,751	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(5,455)	(5,455)
Balance, October 31, 2021	-	$-	35,751,792	$359	(230,000)	$(149,500)	$20,575,338	$(11,018,910)	$9,407,287

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from February 1, 2022 through October 31, 2022

	Series A		Series B						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2022	-	$-	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock options issued for services	-	-	-	-	-	-	-	-	28,288	-	28,288

Common stock issued for services	-	-	-	-	-	-	-	-	7,671	-	7,671

Stock issued for the exercise of options	-	-	-	-	57,093	-	-	-	26,250	-	26,250

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	-	-	501,972	5	-	-	699,995	-	700,000

Issuance of Preferred B Shares, net of issuance costs	-	-	47,200	-	-	-	-	-	1,122,800	-	1,122,800

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(12,413)	(12,413)

Net income	-	-	-	-	-	-	-	-	-	458,391	458,391

Balance, October 31, 2022	-	$-	47,200	$-	36,317,857	$364	(230,000)	$(149,500)	$22,472,793	$(11,882,852)	$10,440,805

For the Period from February 1, 2021 through October 31, 2021

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Common stock issued for services	-	-	-	-	-	-	18,933	-	18,933

Stock options issued for services	-	-	-	-	-	-	1,534	-	1,534

Stock issued for the exercise of options	-	-	148,061	2	-	-	19,078	-	19,080

Net income	-	-	-	-	-	-	-	1,057,994	1,057,994
Balance, October 31, 2021	-	$-	35,751,792	$359	(230,000)	$(149,500)	$20,575,338	$(11,018,910)	$9,407,287

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$458,391	$1,057,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	678,710	572,238
Amortization of debt discount	9,670	-
Amortization of right of use assets	272,927	163,141
Amortization of intangibles	367,286	-
Share-based compensation	35,959	20,467
Change in deferred tax asset	97,606	383,313
Income from equity method investment in Chef Inspirational	(90,464)	-
Changes in operating assets and liabilities:
Accounts receivable	735,018	12,445
Inventories	(673,166)	(419,527)
Prepaid expenses	(111,551)	(75,184)
Security deposits	-	(2,979)
Accounts payable and accrued expenses	1,664,762	562,095
Operating lease liability	(261,128)	(141,206)
Net Cash Provided by Operating Activities	3,184,020	2,132,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(507,547)	(657,607)
Cash paid for investment in Chef Inspirational	(500,000)	-
Net Cash (Used in) Investing Activities	(1,007,547)	(657,607)
		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds in advance of preferred stock offering	185,000	-
Proceeds from preferred stock offering	1,180,000	-
Payment of stock offering costs	(57,200)	-
Repayment of term loan	(905,172)	-
Borrowings of line of credit, net	225,000	-
Repayment of finance lease obligations	(190,349)	(144,910)
Payment of Preferred B dividends	(11,313)	-
Proceeds from exercise of options	26,250	19,080
Net Cash Provided by (Used in) Financing Activities	452,216	(125,830)

Net Increase in Cash	2,628,689	1,349,360

Cash - Beginning of Period	850,598	3,190,560

Cash - End of Period	$3,479,287	$4,539,920

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$9,170	$6,830
Interest	$369,400	$28,748

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$72,068	$128,050
Operating lease asset additions	$-	$347,585
Non-cash consideration paid in common stock for equity investment in Chef Inspirational	$700,000	$-
Preferred B accrued dividends	$1,100	$-

See accompanying notes to the condensed consolidated financial statements

MamaMancini’s Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

October 31, 2022

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

The Company is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, sausage & peppers, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated and frozen products. The Company’s products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s customers are located throughout the United States, with large concentrations in the Northeast and Southeast.

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

The following presents the unaudited results of operations for the period June 28, 2022 (acquisition date) through October 31, 2022 of CIF.

For the Period June 28, 2022 through October 31, 2022
Revenues	$11,628,434
Net income	$370,167

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

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (“Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period. The Maturity Date of the Loan is January 17, 2027. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB.

For the three months ended October 31, 2022, T&L had revenue and net income before taxes of approximately $12.6 million and approximately $1.7 million, respectively. For the three months ended October 31, 2022, OB had revenue and net income before taxes of approximately $1.8 million and approximately $257,100, respectively. For the nine months ended October 31, 2022, T&L had revenue and net income before taxes of approximately $30.7 million and approximately $1.7 million respectively. For the nine months ended October 31, 2022, OB had revenue and net income before taxes of approximately $5.0 million and approximately $305,200, respectively. These amounts are included in the condensed statements of operations for the three and nine months ended October 31, 2022.

The following presents the unaudited pro-forma combined results of operations for the three and nine months ended October 31, 2021 of T&L and OB with the Company as if the entities were combined on February 1, 2021.

	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2021
Revenues	$18,737,715	$48,228,884
Net income	$281,716	$1,469,571
Net income per share - basic	$0.01	$0.04
Weighted average number of shares outstanding	35,728,821	35,683,484

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods. All inter-company balances and transactions have been eliminated.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at October 31, 2022 and January 31, 2022.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2022, the Company had approximately $2.8 million in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of October 31, 2022 and January 31, 2022, the reserve for uncollectible accounts was $246,678 and $2,000, respectively.

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) valuation method. Inventory was comprised of the following at October 31, 2022 and January 31, 2022:

	October 31, 2022	January 31, 2022
Raw Materials	$1,840,274	$1,854,156
Work in Process	135,206	244,974
Finished goods	1,588,479	791,663
	$3,563,959	$2,890,793

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license. In November 2021, the Company finalized the implementation process and began to use the software license. During the three and nine months ended October 31, 2022, the Company recorded amortization of $35,410 and $66,512, respectively.

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

As of October 31, 2022, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the three and nine months ended October 31, 2022, the Company recognized amortization of $101,360 and $300,774 related to other intangible assets, respectively.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2022 and 2021 were $24,432 and $33,866, respectively. Research and development expenses for the nine months ended October 31, 2022 and 2021 were $92,759 and $87,843, respectively.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	October 31, 2022	October 31, 2021
Gross Sales	$26,044,732	$11,165,524
Less: Slotting, Discounts, Allowances	350,819	312,842
Net Sales	$25,693,913	$10,852,682

	For the Nine Months Ended
	October 31, 2022	October 31, 2021
Gross Sales	$72,025,181	$34,373,119
Less: Slotting, Discounts, Allowances	1,654,214	1,142,453
Net Sales	$70,370,967	$33,230,666

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended October 31, 2022 and 2021:

	For the Three Months Ended
	October 31, 2022	October 31, 2021
Northeast	$10,326,572	$3,542,894
Southeast	7,396,600	4,338,967
Midwest	3,449,245	1,155,233
West	2,452,946	952,910
Southwest	2,419,369	1,175,520
Total revenue	$26,044,732	$11,165,524

The following table disaggregates gross revenue by significant geographic area for the nine months ended October 31, 2022 and 2021:

	For the Nine Months Ended
	October 31, 2022	October 31, 2021
Northeast	$29,453,025	$10,270,568
Southeast	19,549,838	13,220,822
Midwest	9,670,751	3,515,194
West	6,931,914	3,818,925
Southwest	6,419,653	3,547,610
Total revenue	$72,025,181	$34,373,119

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended October 31, 2022 and 2021 were $99,736 and $196,495 respectively. Producing and communicating advertising expenses for the nine months ended October 31, 2022 and 2021 were $400,655 and $441,556, respectively.

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

For the three months ended October 31, 2022 and 2021, share-based compensation amounted to $23,626 and $19,681, respectively.

For the nine months ended October 31, 2022 and 2021, share-based compensation amounted to $35,959 and $20,467, respectively.

For the nine months ended October 31, 2022 and 2021, when computing fair value of share-based payments, the Company has considered the following variables:

	October 31, 2022	October 31, 2021
Risk-free interest rate	2.77%	N/A
Expected life of grants	6.5 years	N/A
Expected volatility of underlying stock	85.74%	N/A
Dividends	%	N/A

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

	For the Three Months Ended
	October 31, 2022	October 31, 2021
Numerator:
Net income (loss) attributable to common stockholders	$1,085,527	(5,455)
Effect of dilutive securities:	—	—

Diluted net income (loss)	$1,085,527	$(5,455)

Denominator:
Weighted average common shares outstanding - basic	36,317,857	35,728,821
Dilutive securities (a):
Series B Preferred	-	-
Options	296,778	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	36,614,635	35,728,821

Basic net income (loss) per common share	$0.03	$(0.00)

Diluted net income (loss) per common share	$0.03	$(0.00)

(a) - Anti-dilutive securities excluded:
Series B Preferred shares	708,000	-
Options	30,000	-
Warrants	11,800	-

	For the Nine Months Ended
	October 31, 2022	October 31, 2021
Numerator:
Net income attributable to common stockholders	$445,978	1,057,994
Effect of dilutive securities:	—	—

Diluted net income	$445,978	$1,057,994

Denominator:
Weighted average common shares outstanding - basic	36,020,209	35,683,484
Dilutive securities (a):
Series B Preferred	-	-
Options	328,324	493,465
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	36,348,534	36,176,949

Basic net income per common share	$0.01	$0.03

Diluted net income per common share	$0.01	$0.03

(a) - Anti-dilutive securities excluded:
Series B Preferred shares	708,000	-
Options	30,000	-
Warrants	11,800	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of October 31, 2022 and January 31, 2022, the Company recognized a deferred tax asset of $350,895 and $448,501, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported income, total assets, or stockholders’ equity as previously reported.

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

Note 4 - Property and Equipment:

Property and equipment on October 31, 2022 and January 31, 2022 are as follows:

	October 31, 2022	January 31, 2022
Machinery and Equipment	$5,311,531	$4,934,855
Furniture and Fixtures	281,781	233,615
Leasehold Improvements	3,473,116	3,346,610
	9,066,428	8,515,080
Less: Accumulated Depreciation	5,486,991	4,836,548
	$3,579,437	$3,678,532

Depreciation expense charged to income for the three months ended October 31, 2022 and 2021 amounted to $277,584 and $145,506, respectively. Depreciation expense charged to income for the nine months ended October 31, 2022 and 2021 amounted to $678,710 and $572,238, respectively.

Note 5 – Intangibles, net

Intangibles, net consisted of the following at October 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(73,815)	$13,824	0.06
Customer relationships	1,862,000	(315,054)	1,546,946	4.13
Tradename and trademarks	79,000	(22,077)	56,923	2.16
	$2,028,639	$(410,946)	$1,617,693

Intangibles, net consisted of the following at January 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(7,303)	$80,336	2.91
Customer relationships	1,862,000	(33,976)	1,828,024	4.87
Tradename and trademarks	79,000	(2,381)	76,619	2.91
	$2,028,639	$(43,660)	$1,984,979

Amortization expense for the three and nine months ended October 31, 2022 was $137,131 and $367,286, respectively.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2023 (remaining)	$115,184
2024	402,133
2025	400,782
2026	374,216
2027	325,378
$1,617,693

Note 6 - Related Party Transactions

WWS, Inc.

Alfred D’Agostino, a director of the Company, is an affiliate of WWS, Inc.

For the three months ended October 31, 2022 and 2021, the Company recorded $12,000 in commission expense from WWS, Inc. generated sales. For the nine months ended October 31, 2022 and 2021, the Company recorded $36,000 in commission expense from WWS, Inc. generated sales.

Promissory Note – Related Party

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of October 31, 2022 and January 31, 2022, the outstanding balance under the note including accrued interest was $3,089,170 and $3,009,917, respectively. Interest expense related to this note was $25,897 and $79,253 for the three and nine months ended October 31, 2022, respectively. As of October 31, 2022 and January 31, 2022, accrued interest was $89,170 and $9,917, respectively.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., CEO of T&L Acquisition Corp., a 100% owned subsidiary of the Company. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense pursuant to the lease for the three and nine months ended October 31, 2022 was $65,608 and $196,824, respectively.

Chef Inspirational Foods, Inc.

As noted above in Note 1, the Company acquired a 24% minority interest in Chef Inspirational Foods, Inc. (“CIF”). During the three and nine months ended October 31, 2022, T&L recorded sales of $5,388,611 and $7,339,502 with CIF, respectively, of which $1,258,015 was outstanding and included in accounts receivable on the accompanying condensed consolidated balance sheets at October 31, 2022. During the three and nine months ended October 31, 2022, OB recorded commission expense of $75,465 and $80,565 based on its transactions with CIF, respectively, of which $53,392 was due to CIF and is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets at October 31, 2022.

Other Related Party Transactions

During the nine months ended October 31, 2022, the members of the board of directors and the CFO exercised 130,000 options at an average exercise price of $1.03 per share in exchange for 57,093 shares of common stock. During the nine months ended October 31, 2021, six employees exercised 200,000 options with an average exercise price of $0.81 in exchange for 148,061 shares of common stock.

Note 7 - Loan and Security Agreement

M&T Bank

Effective, January 4, 2019, the Company obtained a $3.5 million working capital line of credit with M&T Bank at LIBOR plus four points with a two-year expiration. On January 29, 2020, the facility was amended to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the line was amended to increase the available borrowings to $4.5 million and extended the maturity date to June 30, 2023. On October 26, 2022, the line was amended to increase the available borrowings to $5.5 million and extended the maturity date to June 30, 2024, interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. As part of the extension in June 2021 the Company incurred financing fees of $5,000. These fees are recorded as deferred financing fees and are included in prepaid expenses and other current assets on the balance sheet. These fees are amortized over the remaining life of the line of credit. As of October 31, 2022 and January 31, 2022, there were unamortized fees of $2,917 and $3,542, respectively. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of October 31, 2022. The covenants were waived by the bank as of January 31, 2022. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $990,000 and $765,000 as of October 31, 2022 and January 31, 2022, respectively. During the three months ended October 31, 2022 and 2021, the Company incurred interest of $33,760 and $0 to M&T Bank for the line of credit agreement, respectively. During the nine months ended October 31, 2022 and 2021, the Company incurred interest of $79,732 and $0 to M&T Bank for the line of credit agreement, respectively.

As discussed above in Note 2, on December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Acquisition Note at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Acquisition Note as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.25, 3.87 percentage point(s) above one-day (i.e., overnight) applicable Variable Loan Rate (as defined in the agreement); (ii) greater than 1.50 but less than or equal to 2.25, 3.37 percentage points above Variable Loan Rate; or (iii) 1.50 or less, 2.87 percentage points above applicable Variable Loan Rate. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.00% and the foregoing margins shall be applied to the Variable Loan Rates. The Company recorded a debt discount of $58,750 in relation to the debt. For the three and nine months ended October 31, 2022, the Company recorded $3,015 and $9,045 in accretion of the debt discount, respectively. As of October 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $6,594,828 and $48,726, respectively. As of January 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,500,000 and $57,771, respectively. During the three and nine months ended October 31, 2022, the Company incurred interest of $114,408 and $233,572 for the Acquisition Note, respectively.

Note 8 - Concentrations

Revenues

During the three months ended October 31, 2022 and 2021 the Company’s concentration of revenue is as follows:

	For the Three Months Ended
	October 31, 2022	October 31, 2021

Customer
A	28%	* %
B	13%	23%
C	8%	13%
D	7%	* %
E	5%	29%

Notes:

*	% - Not a customer during the period

A - These amounts are sales from Chef Inspiration Foods, a related party.

For the three months ended October 31, 2022, the largest 3 customers represent 28%, 13% and 8% totaling 49% of gross sales with the largest 5 customers representing 61% of gross sales in the same period. For the three months ended October 31, 2021, the three largest customers represented 29%, 23% and 13% totaling 65% of gross sales.

During the nine months ended October 31, 2022 and 2021 the Company’s concentration of revenue is as follows:

	For the Nine Months Ended
	October 31, 2022	October 31, 2021

Customer
A	26%	* %
B	13%	20%
C	10%	32%
D	7%	* %
E	6%	11%

Notes:

*	% - Not a customer during the period

A - These amounts are sales from Chef Inspiration Foods, a related party.

For the nine months ended October 31, 2022, the largest 3 customers represent 26%, 13% and 10% of gross sales with the largest 5 customers representing 62% of gross sales in the same period. For the nine months ended October 31, 2021, the three largest customers represented 31%, 22% and 11% totaling 64% of gross sales.

As of October 31, 2022, five customers represented approximately 18%, 13%, 13%, 4% and 6% totaling 54% of total gross outstanding receivables, respectively. As of October 31, 2021, these three customers represented approximately 26%, 17% and 14% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

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

Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock shall have no voting rights. Each share of Series B Preferred Stock shall be convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock. During the three and nine months ended October 31, 2022, the Company declared dividends of $12,413, of which the Company paid $11,313.

On September 13, 2022, the Company closed the first round of the Series B Preferred Stock offering with the sale of 47,200 shares, raising gross proceeds of $1,180,000.

Restricted Stock Units

During the nine months ended October 31, 2022, the Company awarded the CEO a grant of 147,059 restricted stock units (“RSUs”) with a grant date fair value of $200,000. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will vest during September 2023, September 2024, September 2025 and September 2026. As of October 31, 2022, there were 147,059 unvested shares.

During the three and nine months ended October 31, 2022, the Company recognized share-based compensation related to restricted stock units of an aggregate of $7,671 and unrecognized share-based compensation of $192,329.

The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Exercise Price
Unvested – February 1, 2022	14,000	$2.83
Granted	147,059	$1.36
Vested	-	$-
Forfeited	(14,000)	$2.83
Outstanding – October 31, 2022	147,059	$1.36

For the three and nine months ended October 31, 2021, the Company recognized share-based compensation related to restricted stock units of an aggregate of $18,933.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 1, 2022	669,000	$0.66
Exercisable – February 1, 2022	666,500	$0.65
Granted	150,000	$1.48
Exercised	(130,000)	$1.00
Outstanding – October 31, 2022	689,000	$0.77
Exercisable – October 31, 2022	539,000	$0.57

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.48	689,000	2.57	$0.77	539,000	$0.57

At October 31, 2022, the total intrinsic value of options outstanding and exercisable was $257,379.

During the nine months ended October 31, 2022, the members of the board of directors and the CFO exercised 130,000 options at an average exercise price of $1.00 per share in exchange for 57,093 shares of common stock.

During the nine months ended October 31, 2021, seven employees exercised a total of 200,000 options at an average exercise price of $0.81 per share for aggregate proceeds of $19,080 in exchange for 148,061 shares of common stock.

For the three months ended October 31, 2022 and 2021, the Company recognized share-based compensation related to options of an aggregate of $15,955 and $748, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the nine months ended October 31, 2022 and 2021, the Company recognized share-based compensation related to options of an aggregate of $28,288 and $1,534, respectively, which is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. At October 31, 2022, there was unrecognized share-based compensation of $144,115.

Warrants

In conjunction with the Series B Preferred offering, the placement agent received one warrant for every $100 invested. The fair value of the warrants as of grant date was $16,520 and was valued using a Black-Scholes option pricing model using the following assumptions:

September 13, 2022
Risk-free interest rate	3.58%
Expected life of grants	5 years
Expected volatility of underlying stock	82.52%
Dividends	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2022	-	$-
Exercisable – February 1, 2022	-	$-
Granted	11,800	$2.25
Exercised	-	$-
Outstanding – October 31, 2022	11,800	$2.25
Exercisable – October 31, 2022	11,800	$2.25

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.25	11,800	4.87	$2.25	11,800	$2.25

At October 31, 2022, the total intrinsic value of warrants outstanding and exercisable was $0.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss was approximately $656,700 which included loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the nine months ended October 31, 2021, the Company received $152,850 relating to business interruption insurance which was recorded as a component of costs of sales on the condensed consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. No additional proceeds were received or costs incurred during the nine months ended October 31, 2022.

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

The Company incurred $116,912 and $99,457 of royalty expenses for the three months ended October 31, 2022 and 2021, respectively. The Company incurred $391,887 and $391,433 of royalty expenses for the nine months ended October 31, 2022 and 2021, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Agreements with Placement Agents and Finders

Spartan Capital, LLC

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Upon consummation of the acquisition of T&L and OB in December 2021, the Company paid Spartan $401,322 pursuant to the advisory agreement. Based on this agreement with Spartan, during the nine months ended October 31, 2022, the Company paid Spartan $36,000 upon the consummation of CIF purchase.

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

Series B Preferred Shares to be Issued

During October 2022, the Company received net proceeds of $185,000 from accredited investors pursuant to the above Offering which has yet to close and the shares have yet to be issued. The funds received are to be used for working capital purposes. The outstanding amount as of October 31, 2022 was $185,000 and is shown as “Liability for Series B Preferred Shares to be issued, net” on the accompanying condensed consolidated balance sheets. On November 17, 2022, the Company held a final closing of its offering of Series B Preferred Stock, wherein it sold an additional 7,400 shares of Series B Preferred Stock for gross proceeds of $185,000.

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

Note 11 – Income Taxes

The Company’s effective tax rate for the three and nine months ending October 31, 2022 is 21.8% and 22.4%, respectively. Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.

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

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of October 31, 2022 or January 31, 2022.

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

On November 17, 2022, the Company held a final closing of its offering of Series B Preferred Stock, wherein it sold an additional 7,400 shares of Series B Preferred Stock for gross proceeds of $185,000.

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

Results of Operations for the Quarter ended October 31, 2022 and 2021

The following table sets forth the summary of the condensed consolidated statements of operations for the quarter ended October 31, 2022 and 2021:

	For the Three Months Ended
	October 31, 2022	October 31, 2021

Sales - Net of Slotting Fees and Discounts	$25,693,913	$10,852,682
Gross Profit	$6,564,206	$2,645,743
Operating Expenses	$(5,065,645)	$(2,644,542)
Other Expenses	$(186,859)	$(8,731)
Income Tax Benefit (Provision)	$(285,686)	$2,075
Income from equity method investment in Chef Inspirational	$71,924	$-
Net Income (Loss)	$1,097,940	$(5,455)

For the quarters ended October 31, 2022 and 2021, the Company reported net income (loss) of $1,097,940 and $(5,455), respectively. The change in net income (loss) between the quarter ended October 31, 2022 and 2021 reflects strong sales and same-customer product additions, normalization of costs for commodities, other materials, freight as well as improvements in manufacturing efficiencies.

Sales: Sales, net of slotting fees and discounts increased by approximately 137% to $25,693,913 during the quarter ended October 31, 2022, from $10,852,682 during the quarter ended October 31, 2021. Sales included the third full quarter from the acquisition of T&L Creative Salads, Inc. and Olive Branch LLC in December 2021. During the quarter ended October 31, 2022, MamaMancini’s Inc. and T&L Salads continued to successfully accelerate product portfolio synergies by adding new T&L products to existing MamaMancini’s customers in both club stores and retail chains in addition to increasing the average SKU’s carried per location.

Gross Profit: The gross profit margin was 26% and 24% for the quarters ended October 31, 2022 and 2021, respectively. The quarter ended October 31, 2022 marks the return to normalcy of target margins based on improved pricing and strong sales growth. The Company continues to identify procurement efficiencies and cost savings through stronger buying power created through the acquisitions of T&L Creative Salads and Olive Branch.

Operating Expenses: Operating expenses increased by 92% during the quarter ended October 31, 2022, as compared to the quarter ended October 31, 2021. Operating expenses decreased as a percentage of sales to 20% in 2022 compared to 24% in 2021. The $2,421,103 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses rose by $659,941 related to the executive hires, incremental costs associated with the acquisition of T&L Creative Salads management and office salaries;

●	Commission Expenses rose $253,144 due to increased sales;

●	Allowance for Doubtful Accounts rose by $245,354 due to our anticipation of increasing macroeconomic risk;
●	Professional Fees rose $158,448 due to higher third-party accounting and technical expertise and auditing fees related to the additional complexity of the acquisitions; and

●	Freight charges rose $110,153 due to increased Finished Goods transportation rate increases and fuel surcharges.

Other Income (Expenses): Other expenses increased by $178,128 to $186,859 for the quarter ended October 31, 2022 as compared to $8,731 during the quarter ended October 31, 2021. For the quarter ended October 31, 2022, other income (expenses) consisted of $183,844 in interest expense on the Company’s financing arrangements and $3,015 in amortization of debt discount. For the three months ended October 31, 2021, other expenses consisted of $8,731 in interest expense incurred on the Company’s financing arrangements.

Results of Operations for the Nine Months ended October 31, 2022 and 2021

The following table sets forth the summary of the condensed consolidated statements of operations for the nine months ended October 31, 2022 and 2021:

	For the Nine Months Ended
	October 31, 2022	October 31, 2021

Sales - Net of Slotting Fees and Discounts	$70,370,967	$33,230,666
Gross Profit	$12,986,014	$9,223,746
Operating Expenses	$(12,057,775)	$(7,785,433)
Other Income (Expenses)	$(454,233)	$10,994
Income Tax Provision	$(106,079)	$(391,313)
Income from equity method investment in Chef Inspirational	$90,464	$-
Net Income	$458,391	$1,057,994

For the nine months ended October 31, 2022 and 2021, the Company reported net income of $458,391 and $1,057,994, respectively. The change in net income between the nine months ended October 31, 2022 and 2021 reflects the challenges of cost inflation of commodities, packaging and freight outpacing price increases from February through July 2022 offset by cost normalization and improved pricing models from August through October 2022.

Sales: Sales, net of slotting fees and discounts increased by approximately 112% to $70,370,967 during the nine months ended October 31, 2022, from $33,230,666 during the nine months ended October 31, 2021. Sales included the first full nine months from the acquisition of T&L Creative Salads, Inc. and Olive Branch LLC in December 2021. Sales for MamaMancini’s, Inc. grew moderately across all channels during the nine months ended October 31, 2022 versus the prior year comparative period. During the nine months ended October 31, 2022, MamaMancini’s Inc. and T&L Salads continued to gain product portfolio synergies by adding new products to existing customers in both club stores and retail chains.

Gross Profit: The gross profit margin was 18% for the nine months ended October 31, 2022 compared to 28% for the quarter ended October 31, 2021. The T&L Creative Salads and Olive Branch LLC acquisition created a different financial model with lower gross margin percentage yet comparable Operating Income margins. In addition, for the first six months inflation of raw materials, packaging and freight costs temporarily out-paced price increases which dissipated in the final 3 months of the quarter.

Operating Expenses: Operating expenses increased by 55% during the nine months ended October 31, 2022, as compared to the nine months ended October 31, 2021. Operating expenses decreased as a percentage of sales to 17% in 2022 compared to 23% in 2021. The $4,272,342 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses rose by $1,198,146 related to the acquisition of T&L Creative Salads management and office salaries, newly hired executives, additional accounting staff at MamaMancini’s and severance pay;

●	Freight charges rose $611,733 due to increased Finished Goods transportation rate increases and fuel surcharges;

●	Professional Fees rose $571,496 due to one-time legal fees associated with investment in Chef Inspirational Foods, higher Auditing Fees and third-party accounting/technical expertise related to the additional complexity of the acquisitions;

●	Commission Expenses rose $480,986 due to increased sales; and

●	Insurance Expenses rose $310,627 to account for the acquisition of T&L Creative Salads and Olive Branch LLC.

Other Income (Expenses): Other expenses changed by $465,227 to $(454,233) for the nine months ended October 31, 2022 as compared to income of $10,994 during the nine months ended October 31, 2021. For the nine months ended October 31, 2022, other income (expenses) consisted of $447,259 in interest expense on the Company’s financing arrangements, $9,670 in amortization of debt discount and $2,596 of other income. For the nine months ended October 31, 2021, other income (expenses) consisted of $(26,710) in interest expense incurred on the Company’s financing arrangements which was offset by the net insurance proceeds relating to the property damage claim of $37,704.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at October 31, 2022 compared to January 31, 2022:

	October 31, 2022	January 31, 2022	Change
Current Assets	$14,316,080	$11,638,317	$2,677,763
Current Liabilities	$11,151,225	$8,985,128	$2,166,097
Working Capital	$3,164,855	$2,653,189	$511,666

As of October 31, 2022, we had working capital of $3,164,855 as compared to working capital of $2,653,189 as of January 31, 2022, an increase of $511,666. The increase in working capital is primarily attributable to an increase in cash of $2,628,689, an increase of inventories of $673,166 based on robust sales increases, an increase in prepaid expenses of $110,926 and a decreases in the short term portion of finance lease payable of $37,954 offset by better cash management and a decrease in accounts receivable of $735,018, an increase in accounts payable and accrued liabilities of $1,586,609, an increase in the term loan of $267,665, an increase in the short term portion of the operating lease payable of $85,524, an increase in the related party promissory note of $79,253 and the receipt of proceeds from the Series B Preferred Stock to be issued of $185,000.

Net cash provided by operating activities for the nine months ended October 31, 2022 was $3,184,020 compared to net cash provided by operating activities for the nine months ended October 31, 2021 of $2,132,797. The net income for the nine months ended October 31, 2022 and 2021 was $458,391 and $1,057,994, respectively. During the nine months ended October 31, 2022, net income was affected by adjustments to net income of $1,371,694 and by changes in operating activities which provided cash of $1,353,935. During the nine months ended October 31, 2021, net income was affected by adjustments to net income of $1,139,159 offset by changes in operating activities which used cash of $64,356.

Net cash used in investing activities for the nine months ended October 31, 2022 was $1,007,547 as compared to $657,607 for the nine months ended October 31, 2021, respectively. For the nine months ended October 31, 2022, the Company used cash of $507,547 to purchase new machinery and equipment. In addition, the Company paid cash of $500,000 for the acquisition of a 24% minority interest in Chef Inspirational Foods, Inc. For the nine months ended October 31, 2021, the cash used in investing activities was to purchase new machinery and equipment.

Net cash provided by all financing activities for the nine months ended October 31, 2022 was $452,216 as compared to $125,830 used in financing activities for the nine ended October 31, 2021. During the nine months ended October 31, 2022, the Company received net proceeds of $225,000 from borrowings pursuant to the line of credit which were offset by payments of the acquisition related term loan and finance lease payments of $905,172 and $190,349, respectively, and payment of offering costs of $57,200. In addition, during the nine months ended October 31, 2022, the Company received proceeds of $26,250 for the exercise of options and $1,365,000 from the first and second tranches of the sale of Series B Convertible Preferred Stock, of which $185,000 was received in advance of share issuance. During the nine months ended October 31, 2022, the Company paid dividends on the Series B Preferred stock of $11,313. During the nine months ended October 31, 2021, the Company received proceeds of $19,080 from the exercise of options. These cash in-flows were offset by payments of $144,910 paid for finance lease payments.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through December 12, 2023, based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so.

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

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the nine months ended October 31, 2022 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the condensed consolidated statements of operations that reflects the nature of the license.

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

As of period covered by this Quarterly Report on Form 10-Q, we have concluded that our internal control over financial reporting was not effective including the following material weakness:

1)	Lacked sufficient accounting staff to appropriately segregate duties and leverage decision makers to consolidate new entities and complete timely reporting of financial data;

2)	Lacked sufficient orientation and experience with new ERP systems platform which hindered productivity and required additional supervision delaying timely reporting of financial statements.

(b) Remedial Measures

On September 19, 2022, the Company hired a well-qualified Chief Financial Officer (Anthony Gruber), with significant experience in financial reporting and controls, who reports to the Chief Executive Officer. Effective December 12, 2022, the Company has additionally hired a well-qualified and experienced Corporate Controller with substantial public company experience. The CFO and Controller will be leading a thorough review of the Company’s financial and disclosure controls. In addition, they will focus on the completion of the implementation of the Company’s new financial reporting system.

(c) Changes in Internal Control over Financial Reporting

Other than the above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between February 1, 2022 and December 12, 2022, the Company issued the following shares which were not registered:

Common Stock

The Company issued 566,064 shares of common stock to seven holders. Of these issuances, 501,972 shares were issued in connection with an acquisition and the remaining 64,093 shares were issued upon the exercise of certain stock options and pursuant to employment agreements.

Series B Preferred Stock

The Company issued 54,600 shares of series B Preferred Stock for gross proceeds of $1,360,000.

The proceeds of these sales will be utilized for general working capital and acquisitions.

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

MAMAMANCINI’S HOLDINGS, INC.

Date: December 12, 2022	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

