Form 10-K
period 2023-01-31
MamaMancini's Holdings, Inc.
filed 2023-04-26
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MAMAMANCINI’S HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-40597	27-0607116
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

25 Branca Road

East Rutherford, NJ 07073

(Address of Principal Executive Offices)

(Former name or former address, if changed since last report)

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001	MMMB	NASDAQ Capital Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Emerging Growth Company ☐
Non-accelerated filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2022, based on a closing price of $1.46 was approximately $28,822,546.

As of April 26, 2023, the registrant had 36,317,857 shares of its common stock, 0.00001 par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking statements”, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

Our History

MamaMancini’s Holdings, Inc. (formerly Mascot Properties, Inc.) (the “Company” or “MamaMancini’s”) was incorporated in the State of Nevada on July 22, 2009. Mascot Properties, Inc.’s (“Mascot”) activities since its inception consisted of trying to locate real estate properties to manage, primarily related to student housing, and services which included general property management, maintenance and activities coordination for residents. Mascot did not have any significant development of such business and did not derive any revenue. Due to the lack of results in its attempt to implement its original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities.

On February 22, 2010, MamaMancini’s LLC was formed as a limited liability company under the laws of the state of New Jersey in order to commercialize our initial products. On March 5, 2012, the members of MamaMancini’s LLC, holders of 4,700 units (the “Units”) of MamaMancini’s LLC, exchanged the Units for 15,000,000 shares of common stock and those certain options to purchase an additional 223,404 shares of MamaMancini’s Inc. (the “Exchange”). Upon consummation of the Exchange, MamaMancini’s LLC ceased to exist and all further business has been and continues to be conducted by MamaMancini’s Inc.

On January 24, 2013, Mascot, Mascot Properties Acquisition Corp, a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), MamaMancini’s Inc., a privately-held Delaware Corporation headquartered in New Jersey (“Mama’s”) and David Dreslin, an individual (the “Majority Shareholder”), entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Mama’s, with Mama’s surviving as a wholly-owned subsidiary of the Company (the “Merger”). The transaction (the “Closing”) took place on January 24, 2013 (the “Closing Date”). Mascot acquired, through a reverse triangular merger, all of the outstanding capital stock of Mama’s in exchange for issuing Mama’s shareholders (the “Mama’s Shareholders”), pro-rata, a total of 20,054,000 shares of the Company’s common stock. As a result of the Merger, the Mama’s Shareholders became the majority shareholders of Mascot. Immediately following the Closing of the Agreement, Mascot changed its business plan to that of Mama’s. On March 8, 2013, Mascot received notice from the Financial Industry Regulatory Authority (“FINRA”) that its application to change its name and symbol had been approved and effective Monday, March 11, 2013, Mascot began trading under its new name, “MamaMancini’s Holdings, Inc.” and under its new symbol, “MMMB”.

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

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions – T&L Creative Salads, Inc. (“T&L” or “T&L Creative Salads”) and Olive Branch, LLC (“OB” or “Olive Branch”), which are related gourmet food manufacturers based in New York. The closing of these transactions occurred and was completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note (the “Note”). The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The Note holder is T&L Acquisition Corp, a wholly-owned subsidiary of the Company, and it is guaranteed by the Company. The Note holder has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million acquisition loan from M&T Bank (see below). Anthony Morello, Jr. remained as President of T&L.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (the “Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month period. The maturity date of the Loan is January 17, 2027. Interest is payable on the principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between the Company and M&T Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) Secured Overnight Financing Rate (“SOFR”) (as defined); (ii) greater than 1.50 but less than or equal to 2.00, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB.

On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500,000 in cash and $700,000 in the Company’s common stock. The Company also was granted the option to purchase the remaining seventy-six percent (76%) interest in CIF within one year of June 28, 2022. The option purchase price is an additional $3.8 million, of which $3.5 million would be paid in cash and $300,000 in common stock, which would be paid within a two-year period from the date of the option exercise.

Our Company

MamaMancini’s roots go back to our founder Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old-world Italian recipes that were handed down to her grandson, Dan Dougherty. Today we market a line of all-natural specialty prepared refrigerated foods for sale in retailers around the country. Our primary products include beef and turkey meatballs, meat loaf, chicken, sausage-related products and pasta entrees.

Our products are all natural, contain a minimum number of ingredients and are generally derived from the original recipes of Anna “Mama” Mancini. Our products appeal to health-conscious consumers who seek to avoid artificial flavors, synthetic colors and preservatives that are used in many conventional packaged foods.

The United States Department of Agriculture (the “USDA”) defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. MamaMancini’s products were submitted to the USDA and approved as all natural. The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” label claim that “explains what is meant by the term natural i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed”. The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all natural” can be used if the FSIS approves your product and label claims. The Company’s product and label claims have been approved by the FSIS to contain the all-natural label.

Our products are principally sold to supermarkets, club chains, and mass-market retailers. We currently have more than 50 product offerings across our beef, chicken, salad and olive portfolios which are packaged in different sized retail and bulk packages. Our products are principally sold in the deli section of the supermarket, including hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the fresh meat section. We sell directly to both food retailers and food distributors.

Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for everyday purchases on their web site. QVC is the world’s largest direct to consumer marketer.

On December 29, 2021 MamaMancini’s made two acquisitions which expand the company’s core product lines, and access to specific markets. T &L Creative Salads and Olive Branch, are related premier gourmet food manufacturers based in New York. T&L offers a full line of protein, salad and sandwich products for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the FDA.

T&L sales are spearheaded by a line of chicken products, including grilled and breaded chicken breasts as well as chicken strips. T&L’s SQF level 2 state-of-the-art USDA facility in Farmingdale, New York has positioned it to expand its operations nationally into MamaMancini’s network of retailers and club stores. T&L actively sells its salads and prepared products to over 250 delis, bagel shops, smaller retail accounts and food distributors in the New York metropolitan area, representing over 35% of T&L’s current sales volume.

Olive Branch started operations six years ago as a separate company to concentrate on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers. Olive Branch products are manufactured at the same facility as T&L in Farmingdale, NY.

On June 28, 2022, the Company acquired a 24% minority interest in CIF, a leading developer, innovator, marketer and sales company selling prepared foods.

Industry Overview

Our products are considered specialty prepared foods, in that they taste great, are authentic and are made with high quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including deli-prepared foods, and the specialty meat segment of the meat department.

Our Strengths

We believe that the following strengths differentiate our products and our brands:

●	Authentic recipes and great taste. Our MamaMancini’s products are founded upon Anna “Mama” Mancini’s old-world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.

●	Healthy and convenient. Our products are made only from high quality natural ingredients, including domestic inspected beef, whole tomatoes, genuine imported Pecorino Romano, real eggs, natural breadcrumbs, olive oil and other herbs and spices. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 12 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our products can be prepared quickly and easily.

●	Great value. We strive to provide our customers with a great tasting products using all-natural ingredients at an affordable price. Typical retail prices range from $5.99 to $9.99 for bulk products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.

●	New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride ourselves on our traditional beef and turkey meatballs and meat loaf, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for all natural, healthy ingredients and great taste. Examples of new product offerings released in fiscal 2022 include Meal For One ready to eat home meals and our Meatballs in a Cup snack. Our new lines of chicken cutlets, breaded chicken products, gourmet pasta salads and savory olive products will be a natural extension to our national customers and club stores.

●	Key Market Concentration. Through the acquisition of T&L Creative Salads, MamaMancini’s is deeply established in the New York-New Jersey-Connecticut tristate metro market with strong new distribution to deli’s, independent end retailers, bagel shops and provision distributors. MamaMancini’s products will fit well into the needs of this market and gives us the opportunity to extend the brand. In addition, our legacy MamaMancini’s national distribution footprint allows our T&L and Olive Branch products to gain broader national distribution.

Customers/Management

●	Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with all-natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.

●	Experienced leadership. We have a proven and experienced senior management team. In September of 2022, Adam L. Michaels was named Chief Executive Officer (“CEO”) of MamaMancini’s and was subsequently named Chairman of the Board effective February 1, 2023. Adam is an experienced food industry executive and former management consultant with broad experience transforming consumer-focused companies. Previously, Adam served with Mondelez International, a multinational food and beverage company with operations in over 150 countries. In addition, Anthony Gruber was named Chief Financial Officer (“CFO”) in September of 2022. Anthony Gruber is a financial executive with significant experience leading and optimizing finance organizations in the consumer products arena. Previously, Anthony served as Chief Financial Officer of De’Longhi America, Inc., the North American subsidiary of the Italian appliance manufacturer DeLonghi S.P.A. known for its espresso machines. Anthony also served as Vice President of Finance and Chief Financial Officer of Richemont North America, Inc., the North American subsidiary of the Swiss-based luxury goods company, where he managed all finance activities for North America and was integral in integrating brands into its shared service platform.

Our Growth Strategy

We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:

●	Build Breadth & Depth of Distribution: MamaMancini’s, T&L Creative Salads & Olive Branch are still underpenetrated in existing sales channels, under-SKU’d in existing stores and have the potential to enter new channels. We will leverage our strong brand, superior quality and high-touch service to list more of our items in existing customers as well as enter new customers. In addition, we will be leveraging our existing customer relationships to cross-sell our newly acquired brands, thereby driving larger consumer baskets, expanding promotional opportunities, and driving down freight charges, as we are shipping more Mama’s items to the same locations.

●	Launch Consumer-Driven Innovation: As we become even more consumer-focused, we seek to understand consumers’ unmet Deli needs. We will passionately understand our consumers and develop incremental sales opportunities. We will seek to develop products that capture incremental occasions, incremental consumer groups and incremental sales channels. For example, our new Meatballs in a Cup offering (1) provides for a “new for us” snacking occasion incremental to our current meal offerings, (2) provides an attraction to a younger on-the-go consumer audience, and (3) provides for an incremental sales channel with entry into the Convenience Store channel.

●	Pursue Accretive, Complementary Acquisitions: We will regularly identify and integrate major acquisitions in new deli categories, capitalizing on the highly fragmented nature of the fresh prepared foods space. Ideal acquisition opportunities might bring incremental/ accretive manufacturing capabilities, incremental capabilities within a new deli sub-category, strengthen our distribution capabilities, and/or enhance our management capabilities. Before any additional acquisitions are contemplated, a full integration plan and synergy modeling will be performed and presented to the Board for feedback and approval.

●	Become the One Stop Shop Deli Solution: The Company has the potential to achieve $1B in sales through a combination of accretive acquisitions of complementary companies and organic growth, spurred by cross-selling and new product innovation. As the Company builds national scale, expands breadth of deli offerings and maintains exceptional quality and service, the Company will realize our vision.

Pricing

Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices range from $5.99 to $9.99, for prepared food products sold to delis or hot bars. Increases in raw material costs, among other factors, may lead us to consider price increases in the future.

Suppliers/Manufacturers

As of January 31, 2023, approximately 90% of our products are internally produced in our East Rutherford, NJ or Farmingdale, NY Facilities. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.

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

Marketing

The majority of our marketing activity has been generated through promotional discounts, consumer trials, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.

Based on the Company’s metrics for determining brand awareness, which includes market studies and analysis of consumer recognition of the MamaMancini’s brand, the Company believes that brand awareness for MamaMancini’s has grown in the past 12 months.

Competition

The gourmet and specialty pre-packaged food industry has many large competitors specializing in various types of cuisine from all over the world. Our product lines are currently concentrated on Italian specialty foods. While it is our contention that our competition is much more limited than the pre-packaged food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire pre-packaged food industry. We believe our principal competitors include Quaker Maid, Hormel, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., Mama Lucia, Buona Vita, Inc., Taylor Farms, Kings Command, DeLallo Foods, and Gourmet Boutique.

Intellectual Property

Our current intellectual property consists of trade secret recipes and cooking processes for our products and four trademarks for “MamaMancini’s”, “The Meatball Lovers Meatball”, “The Original Meatball in a Cup”, and “Mac N’ Mamas”. The recipes and use of the trademarks have been assigned in perpetuity to the Company.

We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures to protect our proprietary rights.

Royalty Agreement

In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his grandmother’s recipes for the products to be created by Mama’s, Mr. Dougherty granted us a 50-year exclusive license (subject to certain minimum payments being made), with a 25-year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, Mr. Dougherty shall develop a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Mr. Dougherty shall work with us to develop Licensor Products that are acceptable to us. Upon acceptance of a Licensor Product by us, Mr. Dougherty’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products shall be subject to the Development and License Agreement. In connection with the Development and License Agreement, we pay Mr. Dougherty a royalty fee on net sales.

USDA approval/Regulations

Our food products, which are manufactured both in our own manufacturing facilities and in third-party facilities, are subject to various federal, state and local regulations and inspections regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our manufacturing processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the Food and Drug Administration’s (“FDA”) Food Safety Modernization Act was signed into law. The law increased the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food borne illness outbreaks and order recalls of tainted food products. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the FDA and USDA.

We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMP’s, and specifies the recipes for certain foods. Specifically, the USDA defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Mama’s products were submitted to the USDA and approved as “all natural”. However, should the USDA change their definition of “all natural” at some point in the future, or should Mama’s change its existing recipes to include ingredients that do not meet the USDA’s definition of “all natural”, our results of operations could be adversely affected.

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

Our manufacturing facilities are certified in the Safe Quality Food Program. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.

We work with suppliers who assure the quality and safety of their ingredients. These assurances are supported by our purchasing contracts or quality assurance specification packets, including affidavits, certificates of analysis and analytical testing, where required. The quality assurance staff within our manufacturing facilities and within our contract manufacturers conduct periodic on-site routine audits of critical ingredient suppliers.

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

The loss of our largest customers would significantly reduce our revenue and adversely affect our results of operations.

During the year ended January 31, 2023 two customers represented approximately 37% or our gross revenues and during the year ended January 31, 2022 three customers represented approximately 58% of our gross revenue. The loss of our largest customers would significantly reduce our revenue, which would have a material adverse effect on our results of operations. We can provide no assurance that these customers will continue to place orders in the future.

We depend on the services of key personnel, and may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future.

We rely heavily on our senior management team, due to their broad experience with consumer focused companies, to identify internal expansion and external growth companies. Our ability to retain senior management and other key personnel is therefore very important to our future success. We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-solicitation and confidential information restrictions. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. Our inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rental of $17,655 per month. The lease term runs through March 31, 2024 with renewal options through March 31, 2029. In addition, we lease an additional 6,072 square feet of space at 355 Murray Hill Parkway from CLN Associates, LLC for a current rental of $9,032 per month. We currently lease 20,188 square feet in a fully contained facility at 148 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., President of T&L as well as individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with current rent of $20,200 per month.

Item 3. Legal Proceedings.

We are not currently involved in any material litigation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the NASDAQ under the symbol “MMMB” The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the OTCQB for the period from February 2021 to July 2022 and NASDAQ for the period from July 2022 to January 2023. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year Ended January 31, 2022	High	Low
First Quarter	$3.15	$1.82
Second Quarter	$3.35	$2.20
Third Quarter	$2.80	$2.21
Fourth Quarter	$2.75	$1.73

Fiscal Year Ended January 31, 2023	High	Low
First Quarter	$2.03	$1.00
Second Quarter	$1.58	$1.03
Third Quarter	$1.74	$1.13
Fourth Quarter	$2.06	$1.52

The market price of our common stock, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

(b) Holders

As of April 26, 2023, there were approximately 69 record holders of our common stock and there were 36,317,857 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees. Please see SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT for information related to the holdings of certain beneficial owners and management of the Company.

(c) Dividends

Series A Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of eight percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. All outstanding shares of Series A Convertible Preferred Stock converted to Company Common Stock on February 13, 2020 and no shares of Series A Preferred Stock are currently issued and outstanding.

Series B Preferred Stock. The holders of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for such purpose, an accruing cumulative dividend, in preference to any dividend on the Common Stock, at an annual rate of eight percent (8%) of the Original Purchase Price, payable monthly. As of January 31, 2023 there are 54,600 shares of Series B Preferred stock issued and outstanding.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information concerning equity compensation arrangements as of January 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	1,058,647	$0.98	3,811,928

(1) Consists of the MamaMancini’s Holdings 2021 Incentive Stock and Award Plan.

Recent Sales of Unregistered Securities

Below is a list of securities sold by us from February 1, 2022 through January 31, 2023 which were not registered under the Securities Act.

Name of Purchaser	Issue Date	Security	Shares	Consideration
Lawrence Morgenstein	4/26/2022	Common	15,675	Compensation
Siegel Suffolk Family LLC	6/29/2022	Common	250,986	Acquisition
R&I Loeb Family LLC	6/29/2022	Common	250,986	Acquisition

The securities issued in the abovementioned transactions were issued in connection with private placements exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended, pursuant to the terms of Section 4(2) of that Act and Rule 506 of Regulation D.

Repurchases of Securities

During the quarter ended January 31, 2023, the Company did not repurchase any Company securities.

Item 6. [Reserved]

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

Results of Operations for the Years Ended January 31, 2023 and 2022

The following table sets forth the summary of the consolidated statements of operations for the years ended January 31, 2023 and 2022:

	For the Years Ended
	January 31, 2023	January 31, 2022

Sales - Net of Slotting Fees and Discounts	$93,187,621	$47,083,740
Gross Profit	$19,418,262	$11,853,873
Operating Expenses	$(16,596,608)	$(11,771,106)
Other Expenses	$(653,362)	$(38,221)
Income Tax Benefit (Provision)	$(9,104)	$(296,472)
Income from equity method investment in Chef Inspirational	$143,486	$-
Net Income (Loss)	$2,302,674	$(251,926)

For the years ended January 31, 2023 and 2022, the Company reported net income (loss) of $2,302,674 and $(251,926), respectively. The change in net income (loss) between the years ended January 31, 2023 and 2022 reflects strong sales and same-customer product additions, normalization of costs for commodities, other materials, freight as well as improvements in manufacturing efficiencies.

Sales: Sales, net of slotting fees and discounts increased by approximately 98% to $93,187,621 during the year ended January 31, 2023, from $47,083,740 during the year ended January 31, 2022. Sales for the year ended January 31, 2023 include a full year of operations of T&L Creative Salads and Olive Branch. For the year ended January 31, 2022 T&L Creative Salads and Olive Branch included the period beginning December 29, 2021 to January 31, 2022.

Gross Profit: The gross profit margin was 21% and 25% for the years ended January 31, 2023 and 2022, respectively. The Company continues to identify procurement efficiencies and cost savings through stronger buying power created through the acquisitions of T&L Creative Salads and Olive Branch.

Operating Expenses: Operating expenses increased by 41% during the year ended January 31, 2023, as compared to the year ended January 31, 2022. Operating expenses decreased as a percentage of sales to 18% in 2023 compared to 25% in 2022. The $4,825,502 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses rose by approximately $2,400,000 related to the executive hires, incremental costs associated with the acquisition of T&L Creative Salads management and office salaries;

●	Commission Expenses rose by approximately $650,000 due to increased sales;

●	Freight related expenses rose by approximately $650,000 due to the increase in sales

●	Insurance expenses rose by approximately $375,000 related to the additional costs associated with the acquisition of T&L Creative Salads; and

●	Allowance for Doubtful Accounts rose by $233,000 due to our anticipation of increasing macroeconomic risk.

Other Income (Expenses): Other expenses increased by $615,141 to $653,362 for the year ended January 31, 2023 as compared to $38,221 for the year ended January 31, 2022. For the year ended January 31, 2023, other income (expenses) consisted of $633,889 in interest expense on the Company’s financing arrangements and $22,121 in amortization of debt discount. For the year ended January 31, 2022, other expenses consisted of $73,487 in interest expense incurred on the Company’s financing arrangements offset by other income of $37,704.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at January 31, 2023 compared to January 31, 2022:

	January 31, 2023	January 31, 2022	Change
Current Assets	$15,674,701	$11,638,317	$4,036,384
Current Liabilities	11,879,091	8,985,128	2,893,963
Working Capital	$3,795,610	$2,653,189	$1,142,421

As of January 31, 2023, we had working capital of $3,795,610 as compared to working capital of $2,653,189 as of January 31, 2022, an increase of $1,142,421. The increase in working capital is primarily attributable to an increase in cash of $3,527,785, an increase of inventories of $745,088 based on robust sales increases, and an increase in prepaid expenses and other current assets of $174,460 partially offset by better cash management which resulted in a decrease in accounts receivable of $562,671 and an increase in accounts payable and accrued liabilities of $2,192,359.

Net cash provided by operating activities for the year ended January 31, 2023 was $5,509,162 compared to net cash provided by operating activities for the year ended January 31, 2022 of $909,841. The net income (loss) for the years ended January 31, 2023 and 2022 was $2,302,674 and $(251,926), respectively. During the year ended January 31, 2023, net income was affected by non-cash adjustments of $1,715,397 and by changes in operating activities which provided cash of $1,490,965. During the year ended January 31, 2022, net income was affected by adjustments to net income of $1,345,727 offset by changes in operating activities which used cash of $183,960.

Net cash used in investing activities for the years ended January 31, 2023 was $1,093,214 as compared to $11,270,957 for the year ended January 31, 2022, respectively. For the year ended January 31, 2023, the Company used cash of $593,214 to purchase new machinery and equipment. In addition, the Company paid cash of $500,000 for the acquisition of a 24% minority interest in Chef Inspirational Foods, LLC. For the year ended January 31, 2022, the cash used in investing activities of $862,415 was to purchase new machinery and equipment and $10,408,542 for the acquisition of T&L and Olive Branch.

Net cash used in financing activities for the year ended January 31, 2023 was $888,037 as compared to $8,021,154 provided by financing activities for the year January 31, 2022. During the year ended January 31, 2023, the Company received net proceeds of $125,000 from borrowings pursuant to the line of credit which were offset by payments of the term loan, related party loan, and finance lease payments of $1,293,095, $750,000, and $235,208, respectively. In addition, during the year ended January 31, 2023, the Company received proceeds of $26,250 for the exercise of options and $1,365,000 from the sale of Series B Convertible Preferred Stock. During the year ended January 31, 2023, the Company paid offering costs of $64,600 and dividends on the Series B Preferred stock of $34,070. During the year ended January 31, 2022, the Company received proceeds of $19,080 from the exercise of options, $7,500,000 from borrowings from a term loan, and $765,00 from borrowings from a line of credit. These cash in-flows were offset by payments of $199,176 paid for finance lease payments and $63,750 paid in financing fees.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through April 26, 2024, based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so.

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update ASU 2021-04, “Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”, to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU are effective for public and nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company adopted the new standard on February 1, 2022 and the adoption of the new standard did not have a significant impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact of the pending adoption of the new standard on its financial statements and intends to adopt the standard as of February 1, 2024.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In February 2022, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, and the fair value of share-based payments.

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

Goodwill

Goodwill is not amortized in accordance with US GAAP. Instead, goodwill is reviewed annually for impairment.

Our annual assessment date is January 31. An interim impairment test would be required whenever events or circumstances make it more likely than not that an impairment may have occurred. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Our goodwill was $8,633,334 at January 31, 2023.

For our annual goodwill impairment tests as of January 31, 2023, we performed a qualitative assessment which indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. In addition, we do not believe we are currently at risk of goodwill impairment. Our qualitative assessments considered several factors including (i) the business enterprise value and the excess of the fair value over carrying value, (ii) macroeconomic conditions, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget, as well as other factors.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received by the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The transaction price is adjusted for estimates of known or expected variable consideration, which includes consumer incentives, trade promotions, and allowances, such as coupons, discounts, rebates, volume-based incentives, cooperative advertising, and other programs. The Company reports all amounts billed to a customer in a sale transaction as revenue. Under the revenue guidance, the Company elected to treat shipping and handling activities as fulfilment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the consolidated statement of operations.

Stock-Based Compensation

The Company uses the Black-Scholes option-pricing model to determine the fair value of equity-based grants, excluding restricted stock. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Item 7A. Qualitative And Quantitative Disclosures About Market Risk

We are a smaller reporting company as defined in Regulation S-K of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements.

Our consolidated financial statements appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended January 31, 2023.

Item 9A. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

On April 26, 2023, the Company evaluated, with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the board of directors of the Company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.

Management assessed the effectiveness of its internal control over financial reporting as of January 31, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2023.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As described above, in the fourth quarter of fiscal 2023, we completed the remediation of a material weaknesses in our internal control over financial reporting relating to the lack sufficient accounting staff to appropriately segregate duties and leverage decision makers to consolidate new entities and complete timely reporting of financial data and the lack of sufficient orientation and experience with new ERP systems platform which hindered productivity and required additional supervision delaying timely reporting of financial statements. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 26, 2023.

Name	Age	Position

Adam L. Michaels	46	Chief Executive Officer and Chairman of the Board of Directors

Matthew Brown	54	President and Director

Anthony J. Gruber	54	Chief Financial Officer

Steven Burns	62	Executive Vice President and Director

Alfred D’Agostino	68	Director

Thomas Toto	67	Director

Dean Janeway	79	Director

Michael Stengel	66	Director

Meghan Henson	53	Director

Shirley Romig	45	Director

Adam Michaels was appointed Chief Executive Officer and a member of the Board of Directors of the Company effective September 6, 2022 and was appointed Chairman of the Board effective February 1, 2023.

Mr. Michaels is an experienced food industry executive and former management consultant. Prior to MamaMancini’s, Adam worked at Mondelez International, a multinational food and beverage company. Over the past nine years, he held numerous roles with increasing responsibility at Mondelez across Supply Chain, Commercial Sales & Marketing, and Strategy. Adam was most recently responsible for M&A and Commercial activities within North American Ventures – a business unit comprised of smaller, high-growth brands. Before joining Mondelez, Adam was a Principal at Booz & Company, a management consulting firm, for seven years, where he specialized in the Food & Beverage sector.

Adam holds an MBA in Marketing & Management from Columbia Business School and a BSE in Bioengineering from the University of Pennsylvania.

The Board determined that Mr. Michaels is qualified to serve as a director given his extensive Food & Beverage experience, corporate strategy background, understanding of consumer insights & analytics, and prior work accelerating brands across their growth lifecycles.

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

Anthony J. Gruber has served since September 2022 as the Company’s Chief Financial Officer. Mr. Gruber served as Chief Financial Officer from 2019 to 2021 of De’Longhi America, Inc., an appliance manufacturer known for its espresso machines, which is the North American subsidiary of the Italian parent, De’Longhi S.p.A. He successfully restructured the Finance function for the 120-employee company with annual revenues of approximately $400 million.

From 2018-2019, he served as Chief Financial Officer of LBM Advantage, Inc., a member-owned lumber and building materials buying cooperative with 500+ members and revenues of approximately $2.2 billion.

From 2014-2017, he served as Vice President Finance and Chief Financial Officer of Richemont North America, Inc., which is the North American subsidiary of the Swiss-based luxury goods company, with 2017 revenues of approximately $2.0 billion and 2000 employees. Richemont’s Brands include Cartier, Chloe, Dunhill, MontBlanc and Piaget, among others.

From 2005-2014, he served as the Chief Financial Officer of Montblanc North America, LLC, prior to its integration into Richemont North America Inc. He previously served as a Senior Accountant with Ernst & Young LLP.

Mr. Gruber earned a BS, Accounting from the University of Bridgeport, Bridgeport, CT and has been a Certified Public Accountant since 1993.

Steven Burns has been Executive Vice President of the Company since February 1, 2020. He has over 30 years of experience in the investment, management and operations transformation across industries including high quality and healthy food services, real estate, clean and efficient energy sources and healthcare technology. Mr. Burns has served as a director of Mama Mancini’s from February 2010 through the present. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.

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

Alfred D’Agostino has over 35 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of MamaMancini’s from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for WorldWide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice- President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.

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

The Board of Directors determined that Mr. Janeway’s qualifications to serve as a director include his notable business and leadership experience in all areas of management, particularly in the food industry. He also has experience in the area of wholesale distribution, due to his past position at Wakefern and his knowledge of running and managing companies and his proven track record of success in such endeavors will be invaluable to the Company going forward.

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

Meghan Henson is an experienced senior human resources executive with experience across several industries. She has served since 2020 as Executive Vice President, Chief Human Resources Officer of Avantor, Radnor, PA. Previously, she served as Chief Human Resources Officer of XPO Logistics, Greenwich, CT from 2016-2020. She served as Executive Vice President, Chief Human Resources Officer, Chubb Insurance, Warren, NJ from 2013-2016 after serving in various Human Resources leadership roles with PepsiCo from 2004-2013. Prior to PepsiCo, she served as Senior Manager, Human Capital for Deloitte Consulting from 2001-2004 and Manager, HR and Change Management for Towers Perrin (now Willis Towers Watson) from 1997-2001. She holds an MBA with emphasis in Organizational Behavior from the University of Michigan and a Bachelor of Arts, Political Science and East Asian Studies at the University of Wisconsin. During her tenure at the University of Wisconsin, she was elected Student Body President.

The board determined that Ms. Henson’s breadth of executive experience and expertise in leading human resources functions for large companies would provide valuable insight to the board.

Shirley Romig has two decades of experience in operationalizing growth strategies and leading transformational initiatives in complex consumer and technology organizations. Most recently, Ms. Romig was the CEO and Co-Founder of Mixo Group, Inc., a digital creator platform for the $1.7T food market. Previously, she was Vice President with Lyft, leading Global Operations, East and Canada from 2019 to 2022. From 2017-2019, Ms. Romig led six lines of businesses at Equinox Fitness Clubs as Group Vice President. From 2016-2017, Ms. Romig was the Head of Retail Strategy for SapientRazorfish, a global digital agency. From 2013 to 2015, Ms. Romig was the Senior Vice President of Corporate Strategy with HBC responsible for implementation of growth initiatives across Saks Fifth Avenue, Saks OFF 5th, Lord & Taylor and Hudson’s Bay in Canada. Ms. Romig also served as a Vice President for Saks Incorporated where she led the company’s omnichannel transformation work and launched Saksoff5th.com as well as numerous growth initiatives for Saks.com. Earlier in her career, Ms. Romig worked in equity research and digital and strategy consulting. Ms. Romig also serves on the Board of Directors for Lovesac, a publicly traded home furnishings company as the Chair of the Nominating and Governance Committee. Ms. Romig holds an M.B.A. from the Darden School of Business and a Bachelor of Science from the McIntire School of Commerce, both at the University of Virginia.

In nominating Ms. Romig as a director, the board considered her expertise in leading transformational initiatives across a number of industries, background in growth strategy implementation and public company experience.

Board Committees and Charters

Our board of directors has established the following committees: an audit committee, a compensation committee and a nominating/corporate governance committee. Copies of each committee’s charter are posted on our website, www.mamamancinis.com. Our board of directors may from time to time establish other committees.

Audit Committee

The purpose of the Audit Committee is to oversee the processes of accounting and financial reporting of the Company and the audits and financial statements of the Company. The Audit Committee’s primary duties and responsibilities are to:

●	Monitor the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

●	Monitor the independence and performance of the Company’s independent auditors and the Company’s accounting personnel.

●	Provide an avenue of communication among the independent auditors, management, the Company’s accounting personnel, and the Board.

●	Appoint and provide oversight for the independent auditors engaged to perform the audit of the financial statements.

●	Discuss the scope of the independent auditors’ examination.

●	Review the financial statements and the independent auditors’ report.

●	Review areas of potential significant financial risk to the Company.

●	Monitor compliance with legal and regulatory requirements.

●	Solicit recommendations from the independent auditors regarding internal controls and other matters.

●	Make recommendations to the Board.

●	Resolve any disagreements between management and the auditors regarding financial reporting matters.

●	Prepare the report required by Item 407(d) of Regulation S-K, as required by the rules of the Securities and Exchange Commission (the “SEC”).

●	Perform other related tasks as requested by the Board.

The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities, and it has direct access to the independent auditors as well as anyone in the organization. The Committee has the ability to retain, at the Company’s expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

Our Audit Committee consists of Messrs. Toto, Stengel, and D’Agostino. Mr. Toto serves as the Chairperson of our Audit Committee.

People and Compensation Committee

The People and Compensation Committee’s responsibilities include, but are not limited to, the responsibilities which are required under the corporate governance rules of NASDAQ, including the responsibility to determine compensation of the Chairman of the Board, the Chief Executive Officer (“CEO”), the President and all other executive officers. The Compensation Committee’s actions shall generally be related to overall considerations, policies and strategies.

The following are specific duties and responsibilities of the Compensation Committee:

●	Review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of corporate officers, (b) the motivation of corporate officers to achieve the Company’s business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders.

●	Review and determine the annual salary, bonus, stock options, other equity-based incentives, and other benefits, direct and indirect, of the Company’s executive officers, including development of an appropriate balance between short-term pay and long-term incentives while focusing on long-term stockholder interests.

●	Determine salary increases and bonus grants for the Chairman of the Board, the CEO, the President and all other executive officers of the Company.

●	Review and approve corporate goals and objectives for purposes of bonuses and long- term incentive plans.

●	Review and approve benefit plans, including equity incentive plans, and approval of individual grants and awards.

●	Review and approve employment or other agreements relating to compensation for the Chairman of the Board, the CEO, the President and the other executive officers of the Company.

●	Review and discuss with management the Company’s Compensation Discussion and Analysis (“CD&A”) and recommend to the Board that the CD&A be included in the annual report on Form 10-K and/or proxy statement in accordance with applicable SEC rules.

●	If required by SEC rules, provide a People and Compensation Committee Report on executive compensation to be included in the Company’s annual proxy statement in accordance with applicable SEC rules.

●	Perform an annual evaluation of the performance of the Chairman of the Board, the CEO, the President and the other executive officers.

●	Perform an annual review of non-employee director compensation programs and recommend changes thereto to the Board when appropriate.

●	Plan for executive development and succession.

●	Review and approve all equity-based compensation plans and amendments thereto, subject to any stockholder approval under the listing standards of NASDAQ.

●	Recommend an appropriate method by which stockholder concerns about compensation may be communicated by stockholders to the Committee and, as the Committee deems appropriate, to respond to such stockholder concerns.

●	Perform such duties and responsibilities as may be assigned by the Board to the Committee under the terms of any executive compensation plan, incentive compensation plan or equity-based plan.

●	Review risks related to the Company’s compensation policies and practices and review and discuss, at least annually, the relationship between the Company’s risk management policies and practices, corporate strategy and compensation policies and practices.

Our People and Compensation Committee consists of Ms. Henson and Messrs D’Agostino, Janeway and Toto. Ms. Henson serves as the Chairperson of our People and Compensation Committee.

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

Our Nominating/Corporate Governance Committee consists of Ms. Henson, Ms. Romig and Messrs. Janeway and Stengel. Mr. Janeway serves as the Chairperson.

BOARD DIVERSITY MATRIX

On August 6, 2021, the SEC approved Nasdaq Listing Rule 5605(f) regarding board diversity. Under the rule, NASDAQ-listed companies must include at least one diverse director prior to August 6, 2023 and at least two diverse directors by August 6, 2026. The composition of our Board does currently include two individuals who are diverse under the Nasdaq Listing Rule 5605(f), as presented in the below Board Diversity Matrix. Under Nasdaq Listing Rule 5605(f) directors who self-identify as (i) female, (ii) an underrepresented minority or (iii) LGBTQ+ are defined as being diverse. The following chart summarizes certain self-identified personal characteristics of our directors, in accordance with Nasdaq Listing Rule 5605(f) Each term used in the table has the meaning given to it in the rule and related instructions.

Board Diversity Matrix (As of April 26, 2023)
Total Number of Directors	9
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	7	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	1	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	1	7	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+			—
Did Not Disclose Demographic Background			—
Directors who are Military Veterans			—

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

Delinquent Section 16(a) Reports

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended January 31, 2023 and January 31, 2022.

Name and Principal Position	Year(5)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Carl Wolf
Former CEO/Chairman(1)	2023	$142,167	0	0	0	0	0	0	$142,167
	2022	$215,000	0	0	0	0	0	0	$215,000

Adam L. Michaels CEO/Chairman (2)	2023	135,417	0	0	0	0	0	0	$135,417
	2022	0	0	0	0	0	0	0	0

Matt Brown
President(3)	2023	$213,000	0	0	0	0	0	11,800	$224,800
	2022	$216,153	25,000	0	0	0	0	0	$241,153

Steven Burns
Executive VP (4)	2023	$227,000	0	0	0	0	0	0	$227,000
	2022	$229,000	25,000	0	0	0	0	0	$254,000

Lawrence Morgenstein
CFO(5)	2023	$137,666	6,000	0	0	0	0	2,673	$146,339
	2022	$125,781		0	0	0	0	0	$125,781

Anthony Gruber
CFO(6)	2023	$93,750	0	0	0	0	0	0	$93,750
	2022	$0		0	0	0	0	0	$0

1.	Mr. Wolf was appointed as Chief Executive Officer of the Company on January 24, 2013 and resigned effective September 5, 2022.
2.	Mr. Michaels was appointed Chief Executive Officer of the Company on September 6, 2022. He was later appointed Chairman of the Board on February 1, 2023 upon Mr. Wolf’s resignation as Chairman of the Board on the close of business on January 31, 2023.
3.	Mr. Brown was appointed President of the Company on January 24, 2013. All other compensation includes $11,800 for automobile allowance
4.	Mr. Burns was appointed Executive Vice President of the Company in February 1, 2020.
5.	Mr. Morgenstein was appointed Chief Financial Officer on April 1, 2018 and served in that capacity until September 6, 2022, and left the Company’s employ effective January 31, 2023.
6.	Mr. Gruber was appointed Chief Financial Officer of the Company effective September 19, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

STOCK AWARDS

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Number of Shares or Units of Stock That Have Not Vested ($) (h)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Carl Wolf
Former Chief Executive Officer	—	—	—	—	—	—	—	—	—

Adam L. Michaels
CEO/Chairman (2)	—	—	—	—	—	—	—	—	—

Matthew Brown
President	—	—	—	—	—	—	—	—	—

Steven Burns
Executive Vice President; Director	50,000	—	—	$0.39	4/13/2023
	25,000	—	—	$0.80	9/3/2023
	50,000	—	—	$0.52	7/30/2024

Alfred D’Agostino
Director	50,000	—	—	$0.39	4/13/2023
	25,000	—	—	$0.80	9/3/2023
	50,000	—	—	$0.52	7/30/2024

Thomas Toto
Director	50,000	—	—	$0.39	4/13/2023
	25,000	—	—	$0.80	9/3/2023
	50,000	—	—	$0.52	7/30/2024

Dean Janeway
Director	50,000	—	—	$0.39	4/13/2023
	25,000	—	—	$0.80	9/3/2023
	50,000	—	—	$0.52	7/30/2024

Lawrence Morgenstein
Former Chief Financial Officer	7,500	—	—	$0.73	11/30/2023
	7,500	—	—	$0.74	3/31/2024
	7,500	—	—	$0.70	9/30/2024
	7,500	—	—	$1.16	3/31/2025

DIRECTOR COMPENSATION

Our executive officers who are members of our board of directors and the directors who are not considered independent under the corporate governance rules of the NASDAQ Markets do not receive compensation from us for their service on our board of directors. Accordingly, Mr. Burns, Mr. Michaels, and Mr. Brown do not receive compensation from us for their service on our board of directors. Only those directors who are considered independent directors under the corporate governance rules of the NASDAQ Markets receive compensation from us for their service on our board of directors. Mr. D’Agostino, Mr. Toto, Mr. Stengel, Mr. Janeway, Ms. Henson, and Ms. Romig are paid $40,000 per annum for their service as members of the board, payable quarterly.

We also reimburse all of our directors for reasonable expenses incurred to attend board of director or committee meetings.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal years ending January 31, 2023 and 2022.

Name and Principal Position (a)	Year	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	All Other Compensation ($) (f)	Total ($) (g)
Director	2023	19,456	0	0	0	0	19,456
Carl Wolf (1)	2022	0	0	0	0	0	0

Director	2023	0	0	0	0	0	0
Steven Burns (2)	2022	0	0	0	0	0	0

Director	2023	38,000	0	0	0	0	38,000
Alfred D’Agostino (3)	2022	39,500	0	0	0	0	39,500

Director	2023	38,000	0	0	0	0	38,000
Thomas Toto (4)	2022	39,500	0	0	0	0	39,500

Director	2023	38,000	0	0	0	0	38,000
Dean Janeway (5)	2022	39,500	0		0	0	39,500

Director	2023	0	0	0	0	0	0
Meghan Henson (6)	2022	0	0	0	0	0	0

Director	2023	38,000	0	0	0	0	38,000
Michael Stengel (7)	2022	34,500	0	0	0	0	34,500

1.	Mr. Wolf was appointed as a director of the Company on January 24, 2013 and resigned effective January 31, 2023.

2.	Mr. Burns was appointed as a director of the Company on January 24, 2013.

3.	Mr. D’Agostino was appointed as a director of the Company on January 24, 2013.

4.	Mr. Toto was appointed as a director of the Company on January 24, 2013.

5.	Mr. Janeway was appointed as a director of the Company on January 24, 2013.

6.	Ms Henson was appointed as a director of the Company on November 21, 2022.

7.	Mr. Stengel was appointed as a director of the Company on June 24, 2021.

8.	Ms. Romig was appointed as a director of the Company on March 9, 2023.

Employment Agreements

Carl Wolf

On March 5, 2012, MamaMancini’s entered into an Employment Agreement with Mr. Carl Wolf as Chief Executive Officer for a term of 3 years. Mr. Wolf’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Wolf’s employment agreement was renewed for a period of one year on March 5, 2022. As compensation for his services Mr. Wolf’s compensation was increased to $215,000 per year effective November 1, 2017. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Wolf is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Wolf is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Wolf is also entitled to receive certain Termination Payments. Mr. Wolf’s employment with the Company terminated effective January 31, 2023. Upon Mr. Wolf’s termination he was entitled to receive a termination payment of $240,000, which was paid in February 2023.

Adam L. Michaels

On September 6, 2022, MamaMancini’s entered into an employment agreement with Adam L. Michaels as Chief Executive Officer of MamaMancini’s for an initial term of five (5) years at an initial base salary of $325,000 per year and is eligible for a year-end bonus of up to $650,000 (with a minimum cash bonus of $135,000 for the fiscal year ended January 31, 2023). He is also eligible to receive Annual Restricted Stock Units, Sign-on Restricted Stock Units and Sign-on Stock Performance Stock Units. As part of the agreement, Mr. Michaels is subject to confidentiality and non-solicitation provisions regarding MamaMancini’s, and certain covenants not to compete.

Matthew Brown

On March 5, 2012, MamaMancini’s entered into an employment agreement with Mr. Matthew Brown as President of MamaMancini’s for an initial term of 3 years. Mr. Brown’s employment agreement automatically renews for successive one-year terms, unless the Company gives written notice of non-renewal not less than six (6) months prior to an anniversary date or until terminated as set forth herein. Mr. Brown’s employment agreement was renewed for a period of one year on March 5, 2022. As compensation for his services, Mr. Brown receives a base salary of $216,000 per year. Such base salary is reviewed yearly with regard to possible increase. In addition, Mr. Brown is eligible to receive an annual bonus as determined by the Board. As part of the agreement, Mr. Brown is subject to confidentiality provisions regarding MamaMancini’s, and certain covenants not to compete. Mr. Brown is also entitled to receive certain Termination Payments.

Anthony Gruber

On September 19, 2022, MamaMancini’s entered into an employment agreement with Anthony Gruber as Chief Financial Officer of MamaMancini’s for an initial term of five (5) years at an initial base salary of $250,000 per year and is eligible for a year-end bonus of up to $125,000. He is also eligible to receive Sign-on Stock Performance Stock Units. As part of the agreement, Mr. Gruber is subject to confidentiality and non-solicitation provisions regarding MamaMancini’s, and certain covenants not to compete.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 26, 2023 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of class(2)

5% or Greater Stockholders (other than Executive Officers and Directors)
Carl Wolf	7,223,248	(3)	19.89%

Executive Officers and Directors
Matthew Brown	5,629,921	(4)	15.50%
Adam L. Michaels	100,049	(5)	*
Anthony Gruber	0		*
Steven Burns	1,434,801	(6)	3.94%
Alfred D’Agostino	989,205	(7)	2.72%
Thomas Toto	846,110	(8)	2.33%
Dean Janeway	341,003	(9)	*
Michael Stengel	5,000	(10)	*
Meghan Henson	0		*
Shirley Romig	0		*
All executive officers and directors as a group (10 persons)	9,346,089		23.43	%(2)

*Less than 1%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities. In determining beneficial ownership of our Common Stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of debentures, warrants and options which may be acquired within 60 days. In determining the percent of Common Stock owned by a person or entity on April 26, 2023, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which the beneficial ownership may be acquire within 60 days of April 26, 2023 on exercise of warrants and options and (b) the denominator is the sum of (i) the total shares of that class outstanding on April 26, 2023 (36,310,807 shares of Common Stock). Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares. The address of each of the holders is 25 Branca Road, East Rutherford, NJ 07073.

(2)	Figures may not add up due to rounding of percentages.

(3)	The amount includes 6,170,356 shares held jointly with Ms. Marion F. Wolf and 1,052,892 shares held directly by Mr. Wolf. Ms. Wolf is the wife of Mr. Carl Wolf. Mr. Wolf maintains full voting control of such shares.

(4)	5,401,823 of the shares are held jointly with Ms. Karen Wolf and 228,098 shares are held by Mr. Brown. Ms. Wolf is the wife of Mr. Matthew Brown. Mr. Brown maintains full voting control of such shares.

(5)	Includes 100,049 shares purchased in the open market.

(6)	This amount includes 138,888 shares held by Steven Burns, 84,074 shares held by Milvia Burns, Mr. Burns’ wife and 1,136,839 shares held by Point Prospect, Inc., a corporation which is wholly-owned by Steven Burns. Share total also includes options to purchase 125,000 shares of common stock.

(7)	This amount includes 130,901 shares directly held by Alfred D’Agostino, 783,304 shares held by Alfred D’Agostino Revocable Living Trust 11/6/2009, of which Alfred D’Agostino is the beneficial owner. Share total also includes an option to purchase 125,000 shares of common stock.

(8)	This amount includes 704,443 held by Thomas Toto and 66,667 held by Thomas and Andrea Toto, for which Thomas Toto is the beneficial owner. Share total also includes an option to purchase 125,000 shares of common stock.

(9)	This amount includes 279,072 shares held by Dean Janeway and 15,894 owned by Mary Janeway & Dean Janeway Jt. Ten. Share total also includes an option to purchase 125,000 shares of common stock.

(10)	This amount includes 5,000 shares purchased by the holder in April 2021.

General

The Company is authorized to issue an aggregate number of 270,000,000 shares of capital stock, of which 120,000 shares are Series A Preferred stock, $0.00001 par value per share, 200,000 shares are Series B Preferred stock, $0.00001 par value per share, 19,680,000 shares are preferred stock, $0.00001 par value per share and 250,000,000 shares are common stock, $0.00001 par value per share.

Common Stock

The Company is authorized to issue 250,000,000 shares of common stock, $0.00001 par value per share. At April 26, 2023, we had 36,317,857 shares of common stock issued and outstanding.

Each share of common stock has one (1) vote per share for all purposes. Our common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stockholders are not entitled to cumulative voting for purposes of electing members to our board of directors.

Preferred Stock

The Company is authorized to issue 120,000 shares are Series A Preferred stock, $0.00001 par value per share, 200,000 shares are Series B Preferred stock, $0.00001 par value per share, and 19,680,000 preferred stock, $0.00001 par value per share.

The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. All of the shares of the Company’s previously issued Series A Convertible Preferred Stock were converted as of February 13, 2020 and none remain outstanding. The Series A Convertible Preferred Stock shares were convertible, at the option of the holder, into shares of Company Common Stock at a conversion price of $0.675 (subject to adjustment) based upon the stated value of the Series A Convertible Preferred Stock.

In the year ended January 31, 2023, the Company sold 54,600 shares of Series B Preferred Stock for gross proceeds of $1,365,000.

The holders of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for such purpose, an accruing cumulative dividend, in preference to any dividend on the Common Stock, at an annual rate of eight percent (8%) of the Original Purchase Price, payable monthly.

Shares of Series B Preferred may be converted into Common Stock at a rate of 1 share of Series B Preferred Stock into 15 shares of Common Stock at any time at the option of the holder. The Company can force conversion at $2.00 per share of Common Stock at any time after six (6) months after issue if the Common Stock has a closing price of $2.00 or higher in any 30 consecutive trading days. After 18 months, the Company can force holders to convert at a 20% discount to the most recent 20-day average closing price per share. The Company also has the right to cause a conversion following a Fundamental Change.

At any time on or after the date six (6) months after the Original Issue Date, the Company shall have the right, at its option, to give notice of its election to redeem all outstanding shares of Series B Preferred Stock at the Redemption Price in effect on the date selected by the Company. “Redemption Price” shall mean (i) for the period from and after six (6) months from the Original Issue Date until eighteen (18) months from the Original Issue Date, $2.50 plus accrued and unpaid dividends; (ii) for the period from and after the second anniversary of the Original Issue Date until the day immediately preceding the third anniversary of the Original Issue Date, $3.00 plus accrued and unpaid dividends; and (iii) from and after the third anniversary of the Original Issue Date, $3.50 plus accrued and unpaid dividends.

Dividends

Preferred Stock. The holders of the Series A Convertible Preferred were entitled to receive dividends at a rate of either percent (8%) per annum payable quarterly in cash or Company Common Stock at the option of the holder. The holders of Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for such purpose, an accruing cumulative dividend, in preference to any dividend on the Common Stock, at an annual rate of eight percent (8%) of the Original Purchase Price, payable monthly.

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

Warrants

As of April 26, 2023, there are 13,650 outstanding warrants to purchase our common shares.

Options

As of April 26, 2023, there outstanding options to purchase 689,000 shares of Company Common Stock at prices ranging from $0.39 to $1.48 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We currently lease 20,188 square feet in a fully contained facility at 184 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., President of T&L, as well as individuals related to Mr. Morello. During the years ended January 31, 2022 and 2021, we paid $242,400 and $20,200, respectively, in rent under this lease.

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of January 31, 2023 and January 31, 2022, the outstanding balance under the note was $2,250,000 and $3,009,917, respectively. For the year ended January 31, 2023 and January 31, 2022 interest expense for this note was $101,771 and $9,917 respectively. As of January 31, 2023 and January 31, 2022, accrued interest was $6,688 and $9,917, respectively.

Director Independence

Our board of directors has determined that each of Messrs. D’Agostino, Toto, Janeway, Henson, Romig, and Stengel is an independent director within the meaning of the applicable rules of the SEC and the NASDAQ Markets and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership. In addition, our board of directors has determined that Mr. Stengel is an audit committee financial expert within the meaning of the applicable rules of the SEC and the NASDAQ Markets.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to the performance of audits and attest services not required by statute or regulations, and accounts consultations regarding the application of US GAAP to proposed transactions. The aggregate audit fees billed for the fiscal years ended January 31, 2023 and January 31, 2022, were $191,655 and $63,350, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended January 31, 2023 and January 31, 2022 were $62,948 and $0, respectively.

Tax Fees

Tax Fees consist of the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning. These services include preparation of federal and state income tax returns. The aggregate tax fees billed for the years ended January 31, 2023 and January 31, 2022 were $25,555 and $12,500, respectively.

All Other Fees

All Other Fees consists of all other fees for services rendered by our principal accountant. For the years ended January 31, 2023 and January 31, 2022, there were no such services or fees billed.

Audit Committee Pre-Approval Policies and Procedures

Effective May 6, 2003, the SEC adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Our Audit Committee pre-approved all services provided by our independent auditors for the period covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statements Schedules

Exhibit No.	Description

3.1	Articles of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2011).
3.2	Certificate of Amendment to Certificate of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).
3.3	Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2015).
3.4	Bylaws of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on May 8, 2013).
4.1	Description of Common Stock
10.1	MamaMancini’s Holdings, Inc. 2021 Incentive Stock and Award Plan (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on March 10, 2023).
10.2	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.3	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.4	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.5	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.6	Development and License Agreement, by and between Daniel Daugherty and Market Finders Brokerage, Inc., dated as of January 1, 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 8, 2013).
10.7	Multiple Disbursement Term Loan with M&T Bank, dated as of October 26, 2022
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in signature page of Form 10-K).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: April 26, 2023	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Adam Michaels and Anthony Gruber as his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam L. Michaels	Chief Executive Officer, Chairman of the	April 26, 2023
Adam L. Michaels	Board of Directors

/s/ Matthew Brown	President, Director	April 26, 2023
Matthew Brown

/s/ Anthony Gruber	Chief Financial Officer	April 26, 2023
Anthony Gruber

/s/ Steven Burns	Director	April 26, 2023
Steven Burns

/s/ Alfred D’Agostino	Director	April 26, 2023
Alfred D’Agostino

/s/ Tom Toto	Director	April 26, 2023
Tom Toto

/s/ Dean Janeway	Director	April 26, 2023
Dean Janeway

/s/ Meghan Henson	Director	April 26, 2023

Meghan Henson
/s/ Michael Stengel	Director	April 26, 2023
Michael Stengel

/s/ Shirley Romig	Director	April 26, 2023
Shirley Romig

MAMAMANCINI’S HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MamaMancini’s Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MamaMancini’s Holdings, Inc. (the Company) as of January 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2011.

Somerset, New Jersey
April 26, 2023

MamaMancini’s Holdings, Inc.

Consolidated Balance Sheets

	January 31, 2023	January 31, 2022

Assets:

Current Assets:
Cash	$4,378,383	$850,598
Accounts receivable, net	6,832,046	7,627,717
Inventories, net	3,635,881	2,890,793
Prepaid expenses and other current assets	828,391	269,209
Total current assets	15,674,701	11,638,317

Property and equipment, net	3,423,096	3,678,532
Intangibles, net	1,502,510	1,984,979
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,236,690	3,596,317
Deferred tax asset	717,559	448,501
Equity method investment	1,343,486	-
Deposits	53,819	52,249
Total Assets	$34,585,195	$30,032,229

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$9,063,256	$6,479,140
Term loan, net of debt discount of $60,082 and $57,771, respectively	1,491,642	1,235,333
Operating lease liability	391,802	292,699
Finance leases payable	182,391	218,039
Promissory note – related party	750,000	759,917
Total current liabilities	11,879,091	8,985,128

Line of credit	890,000	765,000
Operating lease liability – net of current	2,897,205	3,339,255
Finance leases payable – net of current	248,640	376,132
Promissory note – related party, net of current	1,500,000	2,250,000
Term loan – net of current	4,655,181	6,206,896
Total long-term liabilities	10,191,026	12,937,283

Total Liabilities	22,070,117	21,922,411

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2023 and January 31, 2022, 0 shares outstanding as of January 31, 2023 and January 31, 2022	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 54,600 and 0 issued and outstanding as of January 31, 2023 and January 31, 2022	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-

Common stock, $0.00001 par value; 250,000,000 shares authorized; 36,317,857 and 35,758,792 shares issued and outstanding as of January 31, 2023 and January 31, 2022	364	359
Additional paid in capital	22,724,440	20,587,789
Accumulated deficit	(10,060,226)	(12,328,830)
Less: Treasury stock, 230,000 shares at cost	(149,500)	(149,500)
Total Stockholders’ Equity	12,515,078	8,109,818
Total Liabilities and Stockholders’ Equity	$34,585,195	$30,032,229

See accompanying notes to the consolidated financial statements.

MamaMancini’s Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended January 31,
	2023	2022

Sales-net of slotting fees and discounts	$93,187,621	$47,083,740

Costs of sales	73,769,359	35,229,867

Gross profit	19,418,262	11,853,873

Operating expenses:
Research and development	135,141	120,692
General and administrative	16,461,467	11,650,414
Total operating expenses	16,596,608	11,771,106

Income from operations	2,821,654	82,767

Other income (expenses)
Interest	(633,889)	(73,487)
Amortization of debt discount	(22,121)	(2,438)
Other income	2,648	37,704
Total other income (expenses)	(653,362)	(38,221)

Net income before income tax provision and income from equity method investment	2,168,292	44,546

Income from equity method investment	143,486	-
Income tax provision	(9,104)	(296,472)

Net income (loss)	2,302,674	(251,926)

Less: series B preferred dividends	(34,070)	-

Net income (loss) available to common stockholders	2,268,604	$(251,926)

Net income (loss) per common share
– basic	$0.06	$(0.01)
– diluted	$0.06	$(0.01)

Weighted average common shares outstanding
– basic	36,093,858	35,702,197
– diluted	37,313,178	35,702,197

See accompanying notes to the consolidated financial statements.

MamaMancini’s Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Period from February 1, 2022 through January 31, 2023

	Series A		Series B						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2022	-	$-	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock based compensation	-	-	-	-	-	-	-	-	110,006	-	110,006

Stock issued for the exercise of options	-	-	-	-	57,093	-	-	-	26,250	-	26,250

Stock issued for the acquisition of equity investment	-	-	-	-	501,972	5	-	-	699,996	-	700,000

Issuance of Preferred B Shares, net of issuance costs	-	-	54,600		-	-	-	-	1,300,399	-	1,300,400

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(34,070)	(34,070)

Net income	-	-	-	-	-	-	-	-	-	2,302,674	2,302,674

Balance, January 31, 2023	-	$-	54,600	$-	36,317,857	$364	(230,000)	$(149,500)	$22,724,440	$(10,060,226)	$12,515,078

For the Period from February 1, 2021 through January 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2021	-	$-	35,603,731	$357	(230,000)	$(149,500)	$20,535,793	$(12,076,904)	$8,309,746

Stock options issued for services	-	-	-	-	-	-	1,863	-	1,863

Common stock issued for services	-	-	7,000	-	-	-	31,055	-	31,055

Common stock issued for exercise of options	-	-	148,061	2	-	-	19,078	-	19,080

Net loss	-	-	-	-	-	-	-	(251,926)	(251,926)
Balance, January 31, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

See accompanying notes to the consolidated financial statements.

MamaMancini’s Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended January 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,302,674	$(251,926)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	920,718	779,442
Provision for doubtful accounts	233,000	-
Amortization of debt discount	22,121	2,437
Amortization of right of use assets	359,627	190,798
Amortization of intangibles	482,469	43,660
Share-based compensation	110,006	32,918
Change in deferred tax asset	(269,058)	296,472
Income from equity method investment	(143,486)	-
Changes in operating assets and liabilities:
Accounts receivable	562,671	(938,409)
Inventories	(745,088)	(474,527)
Prepaid expenses	(174,460)	254,220
Security deposits	(1,570)	(32,072)
Accounts payable and accrued expenses	2,192,359	1,175,677
Operating lease liability	(342,947)	(168,849)
Net Cash Provided by Operating Activities	5,509,036	909,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(593,214)	(862,415)
Cash paid for equity method investment	(500,000)	-
Acquisition of companies – net of cash acquired	-	(10,408,542)
Net Cash (Used in) Investing Activities	(1,093,214)	(11,270,957)
		-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from series b preferred stock offering	1,365,000	-
Payment of stock offering costs	(64,600)	-
Borrowings from term loan	-	7,500,000
Cash paid for financing fees	(27,314)	(63,750)
Repayment of term loan	(1,293,095)	-
Borrowings of line of credit, net	125,000	765,000
Repayment of term loan - related party	(750,000)	-
Repayment of finance lease obligations	(235,208)	(199,176)
Payment of Series B Preferred dividends	(34,070)	-
Proceeds from exercise of options	26,250	19,080
Net Cash (Used in) Provided by Financing Activities	(888,037)	8,021,154

Net Increase (Decrease) in Cash	3,527,785	(2,339,962)

Cash - Beginning of Period	850,598	3,190,560

Cash - End of Period	$4,378,383	$850,598

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$31,647	$-
Interest	$633,827	$52,221

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$72,068	$128,050
Operating lease asset additions	$-	$2,457,502
Related party loan to finance acquisition	$-	$3,000,000
Non-cash consideration paid in common stock for equity method investment	$700,000	$-
Non-cash deposits on prepaid additions	$384,722

See accompanying notes to the consolidated financial statements.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

January 31, 2023

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

MamaMancini’s Inc. (“Mamas”) is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, sausage & peppers, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size Pasta Bowls, bulk deli, packaged refrigerated products. Mamas products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.

On December 29, 2021, the Company made two acquisitions which expand the Company’s core product lines, and access to specific markets. T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“OB” or “Olive Branch”), are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the FDA. Olive Branch started operations six years ago as a separate company to concentrate on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.

On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500,000 in cash and $700,000 in the Company’s common stock. The Company also was granted the option to purchase the remaining seventy-six percent (76%) interest in CIF within one year of June 28, 2022. The option purchase price is an additional $3.8 million, of which $3.5 million would be paid in cash and $300,000 in common stock, which would be paid within a two-year period from June 28, 2023. The acquisition of the interest in CIF is being accounted for under the equity method of accounting for investments.

The following presents the unaudited results of operations for the period June 28, 2022 (acquisition date) through January 31, 2023 of CIF.

For the Period June 28, 2022 through January 31, 2023
Revenues	$18,238,335
Net income	$597,858

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries as of the reporting period ending dates and for the reporting periods. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, purchase price accounting, the fair value of share-based payments, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at January 31, 2023 and January 31, 2022.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At January 31, 2023, the Company had approximately $3.5 million in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of January 31, 2023 and January 31, 2022, the reserve for uncollectible accounts was approximately $233,000 and $2,000, respectively.

Inventories

The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established.

Inventories by major category are as follows:

	January 31, 2023	January 31, 2022
Raw Materials	$1,883,270	$1,854,156
Work in Process	98,910	244,974
Finished goods	1,653,701	791,663
Total	$3,635,881	$2,890,793

The reserve for obsolescence at January 31, 2023 and January 31, 2022 was $32,433 and $64,034, respectively.

Property and Equipment

Property and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 - 5years
Leasehold improvements	*

(*)	Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Intangible Assets

Software

The Company accounts for acquired internal-use software licenses and certain costs within the scope of ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software as intangible assets. The Company capitalized $87,639 of costs incurred in the year ended January 31, 2021 to implement cloud computing arrangements. Acquired internal-use software licenses are amortized over the term of the arrangement on a straight-line basis to the line item within the consolidated statements of operations that reflects the nature of the license. In November 2021, the Company finalized the implementation process and began to use the software license. During the years ended January 31, 2023 and 2022, the Company recorded amortization of $80,336 and $7,303, respectively.

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

Goodwill

Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed annually (or more frequently under various conditions) for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

When performing its quantitative annual, or interim, goodwill impairment test the Company is comparing the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

As of January 31, 2023, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the year ended January 31, 2023 and 2022, the Company recognized amortization of $402,133 and $36,357 respectively related to other intangible assets.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2023 and 2022 were $135,141 and $120,692, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales are generated from the sale of finished products to customers, contain a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received by the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the consolidated statements of operations.

The Company promotes its products with consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the transaction price based on amounts estimated as being due to customers and consumers at the end of a period. The Company derives these estimates principally on historical utilization and redemption rates. The Company does not receive a distinct service in relation to the consumer incentives and trade promotions.

Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers. The Company recognizes the related trade receivable when the goods are received by the customer.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Years Ended
	January 31, 2023	January 31, 2022
Gross Sales	$95,420,129	$48,798,656
Less: Slotting, Discounts, and Allowances	2,232,508	1,714,916
Net Sales	$93,187,621	$47,083,740

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2023 and 2022:

	For the Years Ended
	January 31, 2023	January 31, 2022
Northeast	$40,382,360	$16,119,490
Southeast	27,014,357	17,546,606
Midwest	14,928,517	4,917,263
West	6,274,633	5,358,105
Southwest	6,820,262	4,857,192
Total revenue	$95,420,129	$48,798,656

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2023 and 2022 were approximately $693,000 and $735,000, respectively.

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

Share-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold or general and administrative expenses, depending on the nature of the services provided, in the consolidated statements of operations. Share-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the year ended January 31, 2023 and 2022, share-based compensation amounted to $110,006 and $32,918, respectively.

For the year ended January 31, 2023 and 2022, when computing fair value of share-based payments, the Company has considered the following variables:

	January 31, 2023	January 31, 2022
Risk-free interest rate	2.77%	N/A
Expected life of grants	6.5 years	N/A
Expected volatility of underlying stock	85.74%	N/A
Dividends	0%	N/A

The expected option term is computed using the “simplified method” for “plain vanilla” options as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income or loss attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive net income or loss computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury-stock method and the dilutive effect of the Series B Preferred stock is calculated using the treasury or if-converted method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Years Ended
	January 31, 2023	January 31, 2022
Numerator:
Net income (loss) attributable to common stockholders	$2,268,604	(251,926)
Effect of dilutive securities:	(34,070)	—

Diluted net income (loss)	$2,234,534	$(251,926)

Denominator:
Weighted average common shares outstanding - basic	36,093,858	35,702,197
Dilutive securities (a):
Series B Preferred	819,000-	-
Options	355,432	-
Restricted Stock	44,888
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	37,313,178	35,702,197

Basic net income (loss) per common share	$0.06	$(0.01)

Diluted net income (loss) per common share	$0.06	$(0.01)

(a) - Anti-dilutive securities excluded:
Options	150,000	669,000
Warrants	13,650	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of January 31, 2023 and January 31, 2022, the Company recognized a deferred tax asset of $717,559 and $448,501, respectively, which is included in other long-term liabilities or other long-term assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2022, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. In February 2022, we elected to early adopt ASU 2017-04, and the adoption had no impact on our consolidated financial statements. We will perform future goodwill impairment tests according to ASU 2017-04.

Note 3 – Business Acquisitions

The Company accounts for acquisitions in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). The excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. ASC 805 specifies criteria to be used in determining whether intangible assets acquired in a business combination must be recognized and reported separately from goodwill.

On December 23, 2021, the Company announced the signing of definitive agreements for two acquisitions – T&L and OB, which are gourmet food manufacturers based in New York. The closing of these transactions was completed on December 29, 2021. The Company acquired T&L and OB for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. The holder of the Note is T&L Acquisition Corp., a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The holder has a right of set-off against the balance due for any matters which are the subject of an indemnification under the transaction agreements. The cash payment was funded through cash on hand and a $7.5 million long-term acquisition note from M&T Bank (see below). Anthony Morello, Jr. remained as President of T&L.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan (the “Loan”) with M&T Bank for the original principal amount of $7,500,000 payable in monthly installments over a 60-month amortization period. The Maturity Date of the Loan is January 17, 2027. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above one-day Secured Overnight Financing Rate (“SOFR”); or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor.

All of the proceeds of the Loan were utilized to fund the acquisition of T&L and OB. During the year ended January 31, 2022, the Company incurred approximately $748,000 in transaction costs for professional fees and other expenses, which are included in General and administration operating expenses on the Consolidated Statements of Operations. Of these fees, approximately $401,000 was paid to Spartan Capital Securities, LLC.

The following presents the unaudited pro-forma combined results of operations for the year ended January 31, 2022 of T&L and OB with the Company as if the entities were combined on February 1, 2021.

For the Year Ended January 31, 2022
Revenues	$76,914,679
Net income	$62,304
Net income per share - basic	$0.00
Weighted average number of shares outstanding	35,702,197

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

Note 4 - Property and Equipment:

Property and equipment on January 31, 2023 and January 31, 2022 are as follows:

	January 31, 2023	January 31, 2022
Machinery and Equipment	$5,387,255	$4,934,855
Furniture and Fixtures	284,781	233,615
Leasehold Improvements	3,480,061	3,346,610
	9,152,097	8,515,080
Less: Accumulated Depreciation	5,729,001	4,836,548
Total	$3,423,096	$3,678,532

Depreciation expense charged to income for the year ended January 31, 2023 and 2022 amounted to $920,718 and $779,442, respectively.

Note 5 – Intangibles, net

Intangibles, net consisted of the following at January 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Software	$87,639	$(87,639)	$-	-
Customer relationships	1,862,000	(409,776)	1,452,224	3.41
Tradename and trademarks	79,000	(28,714)	50,286	1.91
	$2,028,639	$(526,129)	$1,502,510

Intangibles, net consisted of the following at January 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(7,303)	$80,336	2.91
Customer relationships	1,862,000	(33,976)	1,828,024	4.87
Tradename and trademarks	79,000	(2,381)	76,619	2.91
	$2,028,639	$(43,660)	$1,984,979

Amortization expense for the years ended January 31, 2023 and January 31, 2022 was $482,469 and $43,660, respectively.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2024	$402,133
2025	400,782
2026	374,216
2027	325,379
Total	$1,502,510

Note 6 - Related Party Transactions

Promissory Note – Related Party

Upon consummation of the acquisition of T&L, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of January 31, 2023 and January 31, 2022, the outstanding balance under the note was $2,250,000 and $3,009,917, respectively. For the year ended January 31, 2023 and January 31, 2022 interest expense for this note was $101,771 and $9,917 respectively. As of January 31, 2023 and January 31, 2022, accrued interest was $6,688 and $9,917, respectively.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense pursuant to the lease for the year ended January 31, 2023 and January 31, 2022 was $262,432 and $26,432, respectively.

Chef Inspirational Foods, LLC

As noted above in Note 1, the Company acquired a 24% minority interest in Chef Inspirational Foods, Inc. (“CIF”). For the period from June 28, 2022 to January 31, 2023, T&L recorded sales of $14,691,696 with CIF, of which $1,449,009 was outstanding and included in accounts receivable on the accompanying consolidated balance sheet at January 31, 2023. During the year ended January 31, 2023, the Company recorded commission expenses and consulting services expenses of $423,638 based on its transactions with CIF, of which $111,459 was due to CIF and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets at January 31, 2023.

Note 7 - Loan and Security Agreement

M&T Bank

On January 29, 2020, the Company amended its working capital line with M&T Bank to increase the total available balance to $4.0 million as well as extend the maturity date to June 30, 2022. On June 11, 2021, the line was amended to increase the available borrowings to $4.5 million and extended the maturity date to June 30, 2023. On October 26, 2022, the line was amended to increase the available borrowings to $5.5 million and extended the maturity date to June 30, 2024, interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of January 31, 2023. The covenants were waived by the bank as of January 31, 2022. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $890,000 and $765,000 as of January 31, 2023 and January 31, 2022, respectively. During the years ended January 31, 2023 and 2022, the Company incurred interest of $131,761 and $1,161 to M&T Bank for the line of credit agreement, respectively.

As discussed above in Note 2, on December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7,500,000 payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. Interest is payable on the unpaid Principal Amount of the Acquisition Note at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement between Borrower and Bank) established with respect to the Borrower as of the date of any advance under the Acquisition Note as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.25, 3.87 percentage point(s) above one-day (i.e., overnight) applicable Variable Loan Rate (as defined in the agreement); (ii) greater than 1.50 but less than or equal to 2.25, 3.37 percentage points above Variable Loan Rate; or (iii) 1.50 or less, 2.87 percentage points above applicable Variable Loan Rate. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.00% and the foregoing margins shall be applied to the Variable Loan Rates. The Company recorded a debt discount of $58,750 in relation to the debt. For the year ended January 31, 2023, the Company recorded $22,121 in amortization of the debt discount. As of January 31, 2023, the outstanding balance and unamortized discount of the Acquisition Note was $6,206,905 and $60,082, respectively. As of January 31, 2022, the outstanding balance and unamortized discount of the Acquisition Note was $7,500,000 and $57,771, respectively. During the year ended January 31, 2023, the Company incurred interest of $412,825 for the Acquisition Note.

Note 8 - Concentrations

Revenues

For the year ended January 31, 2023, the Company’s revenue was concentrated in two customers that accounted for approximately 25% and 13%, respectively, of gross revenue. For the year ended January 31, 2022, the Company’s revenue was concentrated in three customers that accounted for approximately 26%, 21%, and 11% respectively, of gross revenue.

As of January 31, 2023, three customers represented approximately 20%, 15%, and 11%, totaling 46% of total gross outstanding receivables, respectively. As of January 31, 2022, three customers represented approximately 10%, 7% and 11% of total gross outstanding receivables, respectively.

Note 9 - Stockholders’ Equity

Preferred Stock and Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of January 31, 2023 and 2022, no shares of Series A Convertible Preferred Stock are issued and outstanding.

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

On November 17, 2022, the Company held a final closing of its offering of Series B Preferred Stock, wherein it sold an additional 7,400 shares of Series B Preferred Stock for gross proceeds of $185,000. During the year ended January 31, 2023, the Company paid dividends of $34,070.

Restricted Stock Units

During the year ended January 31, 2023, the Company awarded the CEO a grant of 367,647 restricted stock units (“RSUs”) with a grant date fair value of $500,000. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria are satisfied, the RSUs will vest during September 2023, September 2024, September 2025 and September 2026. As of January 31, 2023, there were 367,647 unvested shares.

The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Exercise Price
Unvested – February 1, 2022	14,000	$2.83
Granted	367,647	$1.36
Vested	-	$-
Forfeited	(14,000)	$2.83
Outstanding – January 31, 2023	367,647	$1.36

During the year ended January 31, 2023, the Company recognized share-based compensation related to restricted stock units of an aggregate of $50,428, which was recorded to general and admirative expense on the statement of operations, and unrecognized share-based compensation of $449,572.

For the year ended January 31, 2022, the Company recognized share-based compensation related to restricted stock units of an aggregate of $31,045, which was recorded to general and admirative expense on the statement of operations.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 1, 2022	669,000	$0.66
Exercisable – February 1, 2022	666,500	$0.65
Granted	150,000	$1.48
Exercised	(130,000)	$1.00
Outstanding – January 31, 2023	689,000	$0.77
Exercisable – January 31, 2023	539,000	$0.57

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.39 – 1.48	689,000	2.32	$0.77	539,000	$0.57

At January 31, 2023, the total intrinsic value of options outstanding and exercisable was $847,200 and $859,051, respectively.

During the year ended January 31, 2023, the members of the board of directors and the former CFO exercised 130,000 options at a weighted average exercise price of $1.00 per share in exchange for 57,093 shares of common stock. The Company received $26,250 for the exercise of these options.

During the year ended January 31, 2022, eight employees exercised a total of 200,000 options at an exercise price range of $0.49 to $1.38 per share for aggregate proceeds of $19,080.

For the years ended January 31, 2023 and 2022, the Company recognized share-based compensation related to options of an aggregate of $59,578 and $1,863, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. At January 31, 2023, there was unrecognized share-based compensation of $120,489.

Warrants

In conjunction with the Series B Preferred offering, the placement agent received one warrant for every $100 invested. The fair value of the warrants as of grant date was $16,520 and was valued using a Black-Scholes option pricing model using the following assumptions:

September 13, 2022
Risk-free interest rate	3.58%
Expected life	5 years
Expected volatility of underlying stock	82.52%
Dividends	0%

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2022	-	$-
Exercisable – February 1, 2022	-	$-
Granted	13,650	$2.25
Exercised	-	$-
Outstanding – January 31, 2023	13,650	$2.25
Exercisable – January 31, 2023	13,650	$2.25

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.25	13,650	4.62	$2.25	13,650	$2.25

At January 31, 2023, the total intrinsic value of warrants outstanding and exercisable was $0.

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

On December 7, 2020, the Company experienced a fire at its plant in a spiral oven. The spiral oven was rebuilt and was fully put back into service in late February 2021. The estimated loss was approximately $656,700 which included loss of business, the rebuild of the spiral oven, additional expenses to clean plant and lost material and packaging. During the year ended January 31, 2022, the Company received $152,850 relating to business interruption insurance which was recorded as a component of costs of sales on the consolidated statements of income. The Company received the remaining amount of proceeds for the property damage claim, resulting in other income of $91,312. This amount was offset by repairs and maintenance expense of $12,475 as well as the costs of additions and parts of the oven and roof totaling $47,669. No additional proceeds were received or costs incurred during the year ended January 31, 2023.

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

In order to continue the Exclusive term, the Company shall pay a minimum royalty of $125,000 each year.

The Company incurred $584,337 and $562,491 of royalty expenses for the year ended January 31, 2023 and 2022, respectively. Royalty expenses are included in general and administrative expenses on the consolidated statements of operations.

Agreements with Placement Agents and Finders

Spartan Capital, LLC

The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Upon consummation of the acquisition of T&L and OB in December 2021, the Company paid Spartan $401,322 pursuant to the advisory agreement. Based on this agreement with Spartan, during the year ended January 31, 2023, the Company paid Spartan $36,000 upon the consummation of CIF purchase.

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

In consideration for its services in the Proposed Offering, AGES shall be entitled a cash fee equal to four percent (4%) of the net dollar amount received by the Company from investors sourced by AGES plus five-year warrants to buy Common Stock of the Company at the rate of 1 warrant for every $100 of such net dollar amount. The Company shall be responsible for payment of all expenses relating to the proposed offering, including but not limited to costs associated with the registration of any Common Stock which may be issued upon conversion of the Series B Convertible Preferred Stock. For the year ended January 31, 2023 the Company paid AGES $64,600.

Note 11 –Leases

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

The components of lease expense were as follows:

	January 31, 2023	January 31, 2022
Finance Leases
Depreciation of Assets	127,511	145,066
Interest on lease liabilities	37,657	33,675
Operating Leases	545,017	355,786

Total net lease cost	710,185	534,527

Supplemental balance sheet information related to leases was as follows:

	January 31, 2023	January 31, 2022
Operating Leases
Operating lease ROU assets	$3,236,690	$3,596,317

Current operating lease liabilities, included in current liabilities	$391,802	$292,699
Noncurrent operating lease liabilities, included in long-term liabilities	2,897,205	3,339,255
Total operating lease liabilities	$3,289,007	$3,631,954

Finance Leases
Property and equipment at cost	$916,906	$1,079,706
Accumulated depreciation	(353,233)	(405,436)
Property and equipment, net	$563,673	$674,270

Current obligations of finance lease liabilities, included in current liabilities	$182,391	$218,039
Finance leases, net of current obligations, included in long-term liabilities	248,640	376,132
Total finance lease liabilities	$431,031	$594,171

Supplemental cash flow and other information related to leases was as follows:

	January 31, 2023	January 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$342,947	$168,849
Financing cash flows from finance leases	235,208	199,176

ROU assets obtained in exchange for lease liabilities
Operating leases	$-	$2,457,502
Finance leases	72,068	128,050

Weighted average remaining lease term (in years)
Operating leases	7.50	8.50
Finance leases	2.60	3.08

Weighted average discount rate:
Operating leases	4.85%	4.85%
Finance Leases	3.41%	4.45%

For the Twelve months ended January 31,
2024	$730,493
2025	706,153
2026	605,547
2027	478,037
2028	502,983
Thereafter	1,331,256
Total lease payments	$4,354,469
Less: amounts representing interest	(249,709)
Total lease obligations	$4,104,760

Note 12 - Income Tax Provision

The income tax provision consists of the following:

Income tax provision / (benefit) consists of the following:

	January 31, 2023	January 31, 2022
Federal
Current	$112,892	$-
Deferred	(183,565)	32,224
State and Local
Current	165,266
Deferred	(85,489)	264,248
Income tax provision	$9,104	$296,472

The Company had U.S. federal net operating loss carryovers (NOLs) of approximately $2.7 million and $5.4 million at January 31, 2023 and 2022, respectively, available to offset taxable income through 2034. The Company also has State NOLs of approximately $8.8 million and $10.0 million at January 31, 2023 and 2022, respectively, available to offset future taxable income through 2035.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of January 31, 2023 and 2022.

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

No interest or penalties on unpaid tax were recorded during the years ended January 31, 2023 and 2022, respectively. As of January 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2023	Year Ended January 31, 2022
Net operating loss carryovers	$607,351	$1,152,434
Share-based compensation	32,362	6,854
Acquisition costs	108,028	88,109
Capitalized start-up and organization costs	23,740	27,843
Right of use liability	819,916	798,015
Inventory	27,057	21,945
Interest limitation	-	16,224
Bad debt	49,030	-
Other	-	18,354
Total deferred tax assets	1,667,484	2,129,778

Deferred Tax Liabilities
Fixed assets	65,578	812,528
Intangibles	77,479	-
Right of use asset	806,868	868,749
Total deferred tax liabilities	949,925	1,681,277
Net deferred tax asset	$717,559	$448,501

The expected tax provision (benefit) based on the statutory rate is reconciled with actual tax provision (benefit) as follows:

	Year Ended January 31, 2023	Year Ended January 31, 2022
US Federal statutory rate	21.00%	21.00%
State income tax, net of federal benefit	3.4	1.08
Adjustments to deferred tax assets	(24)	627.47
Non-deductible expenses	-	16.00
Income tax provision (benefit)	0.4%	665.55%

