Form 10-Q
period 2023-04-30
MamaMancini's Holdings, Inc.
filed 2023-06-13
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 2023

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

As of June 12, 2023, there were 36,484,777shares outstanding of the registrant’s common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this prospectus, including statements regarding our strategy, future operations, future financial position, future revenues, and projected costs, prospects, plans and objectives of management, are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	reliance on a limited number of customers;
●	loss or retirement of key executives, including prior to identifying a successor;
●	adverse economic conditions or intense competition;
●	pricing pressures in the market and lack of control over the pricing of raw materials and freight;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation (including, but not limited to, the FDA);
●	liability related to the consumption of our products
●	ability to secure placement of our products in key retail locations;
●	our ability to integrate acquisitions and related businesses;
●	wage and price inflation;
●	maintenance of quality control; and
●	issues related to the enforcement of our intellectual property rights.

For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in this report and “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, and to subsequent reports and registration statements filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAMAMANCINI’S HOLDINGS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023

Page(s)

Condensed Consolidated Balance Sheets as of April 30, 2023 (unaudited) and January 31, 2023	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2023 and 2022 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended April 30, 2023 and the Three Months Ended April 30, 2022 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2023 and 2022 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6

MamaMancini’s Holdings, Inc.

Condensed Consolidated Balance Sheets

	April 30, 2023	January 31, 2023
	(Unaudited)
Assets:

Current Assets:
Cash	$5,259,448	$4,378,383
Accounts receivable, net	8,389,108	6,832,046
Inventories, net	2,535,831	3,635,881
Prepaid expenses and other current assets	1,127,631	828,391
Total current assets	17,312,018	15,674,701

Property and equipment, net	3,319,698	3,423,096
Intangibles, net	1,400,614	1,502,510
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,230,896	3,236,690
Deferred tax asset	372,361	717,559
Equity method investment	1,489,244	1,343,486
Deposits	57,060	53,819
Total Assets	$35,815,225	$34,585,195

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$9,451,772	$9,063,256
Term loan, net of debt discount of $54,552 and $60,082, respectively	1,497,172	1,491,642
Operating lease liability	408,965	391,802
Finance leases payable	180,685	182,391
Promissory note – related party	750,000	750,000
Total current liabilities	12,288,594	11,879,091

Line of credit	750,000	890,000
Operating lease liability – net of current	2,845,326	2,897,205
Finance leases payable – net of current	200,467	248,640
Promissory note – related party, net of current	1,500,000	1,500,000
Term loan – net of current	4,267,250	4,655,181
Total long-term liabilities	9,563,043	10,191,026

Total Liabilities	21,851,637	22,070,117

Commitments and contingencies (Notes 9 and 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2023 and January 31, 2023, respectively, 0 shares outstanding as of April 30, 2023 and January 31, 2023, respectively	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 54,600 issued and outstanding as of April 30, 2023 and January 31, 2023 respectively	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 36,484,777 and 36,317,857 shares issued and outstanding as of January 31, 2023 and January 31, 2022	366	364
Additional paid in capital	22,799,322	22,724,440
Accumulated deficit	(8,686,600)	(10,060,226)
Less: Treasury stock, 230,000 shares at cost	(149,500)	(149,500)
Total Stockholders’ Equity	13,963,588	12,515,078
Total Liabilities and Stockholders’ Equity	$35,815,225	$34,585,195

See accompanying notes to the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended April 30,
	2023	2022

Sales-net of slotting fees and discounts	$23,120,816	$21,830,580

Costs of sales	16,749,816	17,970,317

Gross profit	6,371,000	3,860,263

Operating expenses:
Research and development	71,185	26,535
General and administrative	4,357,031	3,572,755
Total operating expenses	4,428,216	3,599,290

Income from operations	1,942,784	260,973

Other income (expenses)
Interest	(177,394)	(124,251)
Amortization of debt discount	(5,530)	(3,640)
Other income	20,000	-
Total other income (expenses)	(162,924)	(127,891)

Net income before income tax provision and income from equity method investment	1,779,860	133,082

Income from equity method investment	145,758	-
Income tax provision	(524,692)	(29,385)

Net income	1,400,926	103,697

Less: series B preferred dividends	(27,300)	-

Net income available to common stockholders	1,373,626	$103,697

Net income per common share
– basic	$0.04	$0.00
– diluted	$0.04	$0.00

Weighted average common shares outstanding
– basic	36,394,033	35,759,244
– diluted	37,625,518	36,148,920

See accompanying notes to the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended April 30, 2023

	Series A		Series B						Additional
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, February 1, 2023	-	$-	54,600	$-	36,317,857	$364	(230,000)	$(149,500)	$22,724,440	$(10,060,226)	$12,515,078

Stock based compensation	-	-	-	-	-	-	-	-	55,384	-	55,384

Stock issued for the exercise of options	-	-	-	-	166,920	2	-	-	19,498	-	19,500

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(27,300)	(27,300)

Net income	-	-	-	-	-	-	-	-	-	1,400,926	1,400,926

Balance, April 30, 2023	-	$-	54,600	$-	36,484,777	$366	(230,000)	$(149,500)	$22,799,322	$(8,686,600)	$13,963,588

For Three Months Ended April 30, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock issued for the exercise of options	-	-	15,676	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	103,697	103,697

Balance, April 30, 2022	-	$-	35,774,468	$359	(230,000)	$(149,500)	$20,587,789	$(12,225,133)	$8,213,515

See accompanying notes to the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,400,926	$103,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248,413	208,829
Amortization of debt discount	5,530	3,640
Amortization of right of use assets	5,794	69,344
Amortization of intangible assets	101,896	113,170
Stock based compensation	55,384	-
Change in deferred tax asset	345,198	29,385
Income from equity method investment	(145,758)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,557,062)	(1,370,867)
Inventories	1,100,050	(1,277,898)
Prepaid expenses	(607,018)	(299,864)
Security deposits	(3,241)	-
Accounts payable and accrued expenses	696,294	1,095,439
Operating lease liability	(34,716)	(87,888)
Net cash provided by (used in) operating activities	1,611,690	(1,343,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(145,015)	(174,007)
Net cash used in investing activities	(145,015)	(174,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(387,931)	(129,310)
(Repayment) borrowings of line of credit, net	(140,000)	1,775,000
Repayment of finance lease obligations	(49,879)	(58,008)
Payment of Series B Preferred dividends	(27,300)	-
Proceeds from exercise of options	19,500	-
Net cash (used in) provided by financing activities	(585,610)	1,587,682

Net increase (decrease) in cash	881,065	70,662

Cash - beginning of period	4,378,383	850,598

Cash - end of period	$5,259,448	$921,260

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$152,468	$133,291

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deposits on prepaid additions	$307,778	$-

See accompanying notes to the condensed consolidated financial statements.

MamaMancini’s Holdings, Inc.

Notes to Consolidated Financial Statements

April 30, 2023

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

MamaMancini’s Holdings, Inc. (the “Company”), (formerly known as Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

Our subsidiary, MamaMancini’s Inc., a Delaware Corporation (“Mamas”) is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, sausage & peppers, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve dinners, single-size pasta bowls, bulk deli, packaged refrigerated products. Mamas products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.

On December 29, 2021, the Company made two acquisitions which expand the Company’s core product lines, and access to specific markets. T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“Olive Branch”), are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration (“FDA”). Olive Branch started operations six years ago as a separate company to concentrate on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.

On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500,000 in cash and $700,000 in the Company’s common stock. The Company also was granted the option to purchase the remaining seventy-six percent (76%) interest in CIF within one year of June 28, 2022. The option purchase price is an additional $3.8 million, of which $3.5 million would be paid in cash and $300,000 in common stock, which would be paid within a two-year period fromthe date of the exercise of the option. The acquisition of the interest in CIF is being accounted for under the equity method of accounting for investments.

The following presents the unaudited results of operations for the period February 1, 2023 through April 30, 2023 of CIF.

For the Period February 1, 2023 through April 30, 2023
Revenues	$8,288,552
Net income	$607,324

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited condensed consolidated financial statements herein should be read together with the historical consolidated financial statements of the Company for the years ended January 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activities have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, the fair value of stock-based payments, inventory reserves, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.

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

The Company has experienced, and in the future expects to continue to experience variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at April 30, 2023 and January 31, 2023.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of April 30, 2023, the Company had approximately $4.3 million in cash balances that exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of April 30, 2023 and January 31, 2023, the reserve for uncollectible accounts was approximately $233,000 and $233,000, respectively.

Inventories

The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as the estimated selling prices less the costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. The reserve for obsolescence at April 30, 2023 and January 31, 2023 was $32,433 and $32,433, respectively.

Inventories by major category are as follows:

	April 30, 2023	January 31, 2023
Raw Materials	$1,296,307	$1,883,270
Work in Process	93,139	98,910
Finished goods	1,146,385	1,653,701
Total	$2,535,831	$3,635,881

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

Intangible Assets

Goodwill

Goodwill is initially recorded at fair value and not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators arise. Our goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. If it is determined, based on qualitative factors, the fair value of the Company may be more likely than not less than the carrying amount, or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required. The quantitative test is to identify if a potential impairment exists. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. Our qualitative assessment for the three months ended April 30, 2023 did not indicate that it was more likely than not that an impairment of the Company was necessary, and as such, no quantitative goodwill test was deemed necessary. Management evaluates the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is subsequently determined to have a finite useful life, it is amortized prospectively over its estimated remaining useful life.

As of April 30, 2023 and January 31, 2023, there were no impairment losses recognized for goodwill.

Other Intangibles

Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years

During the three months ended April 30, 2023 and 2022, the Company recognized amortization of $101,896 and $98,054 respectively related to other intangible assets.

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2023 and 2022 were $71,185 and $26,535, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales are generated from the sale of finished products to customers, which contains a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received by the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in general and administrative expenses on the condensed consolidated statements of operations.

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

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	April 30, 2023	April 30, 2022
Gross Sales	$23,599,910	$22,348,592
Less: Slotting, Discounts, and Allowances	479,094	518,012
Net Sales	$23,120,816	$21,830,580

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended January 31, 2023 and 2022:

	For the Three Months Ended
	April 30, 2023	April 30, 2022
Northeast	$8,566,093	$8,689,282
Southeast	6,695,406	5,507,797
Midwest	4,266,998	2,824,799
West	1,921,568	2,898,856
Southwest	2,149,845	2,427,858
Total gross sales	$23,599,910	$22,348,592

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product development, freight-in, packaging, and print production costs.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the three months ended April 30, 2023 and 2022 were approximately $208,570 and $187,020, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold, general and administrative expenses, or research and development, depending on the nature of the services provided, in the condensed consolidated statements of operations. stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the three months ended April 30, 2023 and 2022, stock-based compensation amounted to $55,384 and $0, respectively.

For the three months ended April 30, 2023 and 2022, there were no stock-based awards issued besides restricted stock issued.

Earnings Per Share

Basic net income per share attributable to common stockholders excludes dilution and is computed by dividing net income or loss attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive net income computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury-stock method and the dilutive effect of the Series B Preferred Stock is calculated using the if-converted method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	For the Three Months Ended
	April 30, 2023	April 30, 2022
Numerator:
Net income (loss) attributable to common stockholders	$1,373,626	103,697
Effect of dilutive securities:	27,300	—

Diluted net income (loss)	$1,398,926	$103,697

Denominator:
Weighted average common shares outstanding - basic	36,394,033	35,759,244
Dilutive securities (a):
Series B Preferred	819,000	-
Options	277,915	389,677
Restricted Stock	134,570	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	37,625,518	36,148,920

Basic net income (loss) per common share	$0.04	$0.00

Diluted net income (loss) per common share	$0.04	$0.00

(a) - Anti-dilutive securities excluded:
Warrants	13,650	-

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of April 30, 2023 and January 31, 2023, the Company recognized a deferred tax asset of $372,361 and $717,559, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. This update will be effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The adoption of the new standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 - Property and Equipment:

Property and equipment on April 30, 2023 and January 31, 2023 are as follows:

	April 30, 2023	January 31, 2023
Machinery and Equipment	$5,475,527	$5,387,255
Furniture and Fixtures	316,956	284,781
Leasehold Improvements	3,504,629	3,480,061
	9,297,112	9,152,097
Less: Accumulated Depreciation	5,977,414	5,729,001
Total	$3,319,698	$3,423,096

Depreciation expense charged to income for the three months ended April 30, 2023 and 2022 amounted to $248,413 and $208,829, respectively.

Note 4 – Intangibles, net

Intangibles, net consisted of the following at April 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Software	$87,639	$(87,639)	$-	-
Customer relationships	1,862,000	(505,251)	1,356,749	3.63
Tradename and trademarks	79,000	(35,135)	43,865	1.67
	$2,028,639	$(628,025)	$1,400,614

Intangibles, net consisted of the following at January 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(87,639)	$-	-
Customer relationships	1,862,000	(409,776)	1,452,224	3.41
Tradename and trademarks	79,000	(28,714)	50,286	1.91
	$2,028,639	$(526,129)	$1,502,510

Amortization expense for the three months ended April 30, 2023 and 2022 was $101,896 and $113,170, respectively.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2024 (Remaining)	$300,237
2025	400,782
2026	374,216
2027	325,379
Total	$1,400,614

Note 5 - Related Party Transactions

Promissory Note – Related Party

Upon consummation of the acquisition of T&L and Olive Branch on December 29, 2021, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of April 30, 2023 and January 31, 2023, the outstanding balance under the note was $2,250,000 and $2,250,000, respectively. For the three months ended April 30, 2023 and 2022 interest expense for this note was $19,314 and $26,119 respectively. As of April 30, 2023 and 2022, accrued interest was $26,002 and $36,036, respectively.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense pursuant to the lease for the three months ended April 30, 2023 and 2022 was $65,608 and $59,857, respectively.

Chef Inspirational Foods, LLC – Related Party

As noted above in Note 1, on owns a 24% minority interest in CIF. For the three months ended April 30, 2023, the Company recorded sales of $6,540,074 with CIF, of which $2,943,751 was outstanding and included in accounts receivable on the accompanying consolidated balance sheet at April 30, 2023. As of January 31, 2023, the Company had an account receivable balance with CIF of $1,449,009. During the three months ended April 30, 2023, the Company recorded commission expenses and consulting services expenses of $145,842 based on its transactions with CIF, of which $93,545 was due to CIF and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets at April 30, 2023.

Note 6 - Loan and Security Agreement

M&T Bank

The Company has a working capital line with M&T Bank (the “Credit Agreement”) with total available borrowerings of $5.5 million and has a current maturity date of June 30, 2024. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement) as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25 but less than or equal to 2.50, 4.12 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above one-day SOFR; or (iii) 1.50 or less, 3.12 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Credit Agreement is secured by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of April 30, 2023 and January 31, 2023. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $750,000 and $890,000 as of April 30, 2023 and January 31, 2023, respectively. During the three months ended April 30, 2023 and 2022, the Company incurred interest of $20,532 and $16,110, respectively, pursuant to borrowings under the Credit Agreement.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan with M&T Bank, which was amended and restated on October 26, 2022, for the original principal amount of $7,500,000 payable in equal monthly principal installments over a 60-month amortization period (the “Term Loan Agreement”). The maturity date of the Term Loan Agreement is January 17, 2027. Interest is payable on the unpaid principal under the Term Loan Agreement at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Term Loan Agreement) as of the date of any advance under the Term Loan Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.00 but less than or equal to 2.25, 3.87 percentage point(s) above one-day (i.e., overnight) applicable Variable Loan Rate (as defined in the agreement); (ii) greater than 1.50 but less than or equal to 2.25, 3.37 percentage points above Variable Loan Rate; or (iii) 1.50 or less, 2.87 percentage points above applicable Variable Loan Rate. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.00% and the foregoing margins shall be applied to the Variable Loan Rates. All disbursements available under the Term Loan Agreement have been previously made. As of April 30, 2023, the outstanding balance and unamortized discount of the Term Loan Agreement was $5,818,974 and $54,552, respectively. As of January 31, 2023, the outstanding balance and unamortized discount of the Acquisition Note was $6,206,905 and $60,082, respectively. During the three months ended April 30, 2023 and April 30, 2022, the Company incurred interest of $119,709 and $79,358 for the Term Loan Agreement, respectively.

Note 7 - Concentrations

Revenues

For the three months ended April 30, 2023, the Company’s revenue was concentrated in two customers that accounted for approximately 28% and 12% of gross revenue, respectively. For the three months ended April 30, 2022, the Company’s revenue was concentrated in three customers that accounted for approximately 25%, 10%, and 14% respectively, of gross revenue.

Receivables

As of April 30, 2023 and January 31, 2023, two customers represented approximately 44%, and 37%, of total gross outstanding receivables, respectively.

Note 8 - Stockholders’ Equity

Preferred Stock and Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, $0.00001 par value per share. The Company has designated 120,000 shares of preferred stock as Series A Convertible Preferred stock. As of April 30, 2023 and January 31, 2023, no shares of Series A Convertible Preferred Stock are issued and outstanding. The Company has designated 200,000 shares of preferred stock, $0.00001 par value per share, for each of the Series B Preferred. As of April 30, 2023 and January 31, 2023, 54,600 shares of Series B Preferred Stock are issued and outstanding

Series B Preferred

The holders of the Series B Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

Holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock shall have no voting rights. Each share of Series B Preferred Stock shall be convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock. The Company can force conversion at $2.00 per share of Common Stock at any time after six (6) months after issue if the Common Stock has a closing price of $2.00 or higher in any 20 consecutive trading days. After 18 months, the Company can force holders to convert at a 20% discount to the most recent 20-day average closing price per share. The Company also has the right to cause a conversion following a Fundamental Change.

During the three months ended April 30, 2023, the Company paid dividends of $27,300.

Restricted Stock Units

During the three months ended April 30, 2023, the Company awarded 39,773 restricted stock units (“RSUs”) to certain employees with an aggregate grant date fair value of $70,000. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria is satisified, the RSUs will vest in equal installments during April 2024, April 2025, and April 2026.

The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Exercise Price
Unvested – February 1, 2023	367,647	$1.36
Granted	39,773	$1.76
Vested	-	$-
Forfeited	-	$-
Outstanding – April 30, 2023	407,420	$1.40

During the three months ended April 30, 2023, the Company recognized stock-based compensation related to restricted stock units of an aggregate of $32,529, which was recorded to general and administrative expense on the condensed statement of operations, and there was unrecognized stock-based compensation of $487,043 as of April 30, 2023 related to future vesting of restricted stock units.

For the three months ended April 30, 2022 the Company recognized stock-based compensation related to restricted stock units of an aggregate of $0.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – February 1, 2023	689,000	$0.77
Exercisable – February 1, 2023	539,000	$0.57
Granted	-	$-
Exercised	(200,000)	$0.39
Outstanding – April 30, 2023	489,000	$0.93
Exercisable – April 30, 2023	339,000	$0.68

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 – 1.48	489,000	2.95	$0.93	339,000	$0.68

At January 31, 2023, the total intrinsic value of options outstanding and exercisable was $544,760 and $704,450, respectively.

During the three months ended January 31, 2023, there were 200,000 options exercised at a weighted average exercise price of $0.39 per share and resulted in the issuance of 166,920 shares of common stock. The Company received $19,500 for the exercise of these options, as a portion of the options were cashless exercised.

For the three months ended April 30, 2023 and 2022, the Company recognized stock-based compensation related to options of an aggregate of $22,855 and $0, respectively, which is included in general and administrative expenses on the accompanying consolidated statements of operations. At April 30, 2023, there was unrecognized stock-based compensation of $97,634.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2023	13,650	$2.25
Exercisable – February 1, 2023	13,650	$2.25
Granted	-	$-
Exercised	-	$-
Outstanding –April 30, 2023	13,650	$2.25
Exercisable – April 30, 2023	13,650	$2.25

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.25	13,650	4.37	$2.25	13,650	$2.25

At April 30, 2023, the total intrinsic value of warrants outstanding and exercisable was $0.

Note 9 - Commitments and Contingencies

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

Licensing and Royalty Agreements

On March 1, 2010, the Company was assigned a Development and License agreement, dated January 1, 2009, with Daniel Daugherty. (the “License Agreement”) Under the terms of the License Agreement the licensor shall exclusively develop for the Company a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Licensor shall work with the Company to develop Licensor Products that are acceptable to the Company. Upon acceptance of a Licensor Product by Licensee, Licensor’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products (the “Recipes”) shall be subject to the License Agreement.

The exclusive term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date.

The royalty rate payable by the Company is: 6% of net sales up to $500,000 of net sales for each year under the License Agreement year; 4% of Net Sales from $500,000 up to $2,500,000 of Net Sales for each year under the License Agreement; 2% of Net Sales from $2,500,000 up to $20,000,000 of Net Sales for each License Agreement year; and 1% of Net Sales in excess of $20,000,000 of Net Sales for each year under the License Agreement.

In order to continue exclusivity, the Company shall pay a minimum royalty of $125,000 each year.

The Company incurred $189,484 and $150,035 of royalty expenses for the three months ended April 30, 2023 and 2022, respectively. Royalty expenses are included in general and administrative expenses on the condensed consolidated statements of operations.

Note 10 –Leases

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for offices and other facilities used for our operations. We also have finance leases comprised primarily of machinery and equipment. Our leases have remaining lease terms of less than 1 year to 8.5 years. The Company had no short-term leases during the three months ended April 30, 2023.

Supplemental cash flow and other information related to leases was as follows:

	April 30, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,716	$87,888
Financing cash flows from finance leases	49,879	58,008

Weighted average remaining lease term (in years)
Operating leases	7.22	8.25
Finance leases	2.34	2.83

Weighted average discount rate:
Operating leases	4.85%	4.85%
Finance Leases	3.42%	4.45%

Maturities of lease liabilities for each of the succeeding fiscal years are as follows:

For the Twelve months ended January 31,
2024	$614,997
2025	740,687
2026	636,946
2027	480,626
2028	502,983
Thereafter	1,331,256
Total lease payments	$4,307,495
Less: amounts representing interest	(672,052)
Total lease obligations	$3,635,443

Note 11 - Income Tax Provision

The Company’s effective tax rate for the three months ending April 30, 2023 is 26.25%. Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.

Deferred taxes are caused primarily by net operating loss carryforwards. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated in 2021 are also carried forward indefinitely but limited to 80% of taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of April 30, 2023 or January 31, 2023.

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

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD- LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” DETAILED IN OUR MOST RECENT ANNUAL REPORT ON FORM 10-K, OTHER PRIOR COMPANY FILINGS AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations for the Three Months Ended April 30, 2023 and 2022

The following table sets forth the summary of the condensed consolidated statements of operations for the three months ended April 30, 2023 and 2022:

	For the Three Months Ended
	April 30, 2023	April 30, 2022

Sales - Net of Slotting Fees and Discounts	$23,120,816	$21,830,580
Gross Profit	$6,371,000	$3,860,263
Operating Expenses	$4,430,216	$3,599,290
Other Expenses	$(162,924)	$(127,891)
Income Tax Benefit (Provision)	$(524,692)	$(29,385)
Income from equity method investment in Chef Inspirational	$145,758	$-
Net Income	$1,400,926	$103,697

For the three months ended April 30, 2023 and 2022, the Company reported net income of $1,400,926 and $103,697, respectively. The change in net income between the three months ended April 30, 2023 and 2022 reflects strong sales, successful pricing actions, same-customer cross-selling, product additions, normalization of costs for commodities, as well as other materials, and freight efficiencies and other improvements in manufacturing execution.

Sales: Sales, net of slotting fees and discounts increased by approximately 6% to $23,120,816 during the three months ended April 30, 2023, from $21,830,580 during the three months ended April 30, 2022. The increase in sales is due to successful pricing actions, same-customer cross-selling and product additions.

Gross Profit: The gross profit margin was 28% and 18% for the three months ended April 30, 2023 and 2022, respectively. The change in between the three months ended April 30, 2023 and 2022 is due to successful pricing actions, improvements in manufacturing efficiencies and normalization of costs for commodities.

Operating Expenses: Operating expenses increased by 23% during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Operating expenses increased as a percentage of sales to 19% in 2023 compared to 16% in 2022. The $830,926 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses rose by approximately $760,000 related to the executive and office hires.

●	Commission Expenses rose by approximately $222,000 due to increased sales;

●	Freight related expenses decreased by approximately $354,000 due to the addition of dedicated logistics employees;

Other Income (Expenses): Other expenses increased by $35,033 to $162,924 for the three months ended April 30, 2023 as compared to $127,891 for the three months ended April 30, 2022. For the three months ended April 30, 2023, other income (expenses) consisted of $177,394 in interest expense on the Company’s financing arrangements and $5,530 in amortization of debt discount offset by $20,000 in other income. For the three months ended April 30, 2022, other expenses consisted of $124,251 in interest expense incurred on the Company’s financing arrangements and $3,640 in amortization of debt discount.

Liquidity and Capital Resources

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.

Working Capital

The following table summarizes total current assets, liabilities and working capital at April 30, 2023 compared to January 31, 2023:

	April 30, 2023	January 31, 2023	Change
Current Assets	$17,312,018	$15,674,701	$1,637,317
Current Liabilities	12,288,594	11,879,091	409,503
Working Capital	$5,023,424	$3,795,610	$1,227,814

As of April 30, 2023, we had working capital of $5,023,424 as compared to working capital of $3,795,610 as of April 30, 2022, an increase of $1,227,814. The increase in working capital is primarily attributable to an increase in cash of $881,065, an increase of accounts recivables of $1,557,062, and an increase in prepaid expenses and other current assets of $299,240 partially offset a decrease in inventory of $1,632,860 and an increase in accounts payable and accrued liabilities of $1,903,312.

Long Term Requirements

As discussed above, as of April 30, 2023, we have $750,000 outstanding under our Credit Agreement and $6,206,905 outstanding under our Term Loan Agreement, each with M&T Bank. The Credit Agreement and Term Loan Agreement have maturity dates of June 30, 2024 and January 17, 2027, respectively.

Cash Flows

The following table summarizes the key components of our cash flows for the three months ended April 30, 2023 and 2022.

	For the Three Months Ended April 30,
	2023	2022
	USD	USD
Net cash provided by operating activities	$1,613,690	$1,343,768
Net cash used in investing activities	(145,015)	(354,394)
Net cash used in financing activities	(585,610)	(27,578)
Net changes in cash	881,065	1,052,796
Cash, beginning of period	4,378,383	3,190,560
Cash, end of period	$5,259,448	$4,246,356

Net cash provided by operating activities for the three months ended April 30, 2023 was $1,611,690 compared to net cash used in operating activities for the three months ended April 30, 2022 of $1,343,013. The net income for the three months ended April 30, 2023 and 2022 was $1,400,926 and $103,697, respectively. During the three months ended April 30, 2023, net income was affected by non-cash adjustments of $616,457 and by changes in operating activities which used cash of $401,693. During the three months ended April 30, 2022, net income was affected by adjustments to net income of $424,368 offset by changes in operating activities which used cash of $1,871,078

Net cash used in investing activities for three months ended April 30, 2023 was $145,015 as compared to $174,007 for the three months ended April 30, 2022, respectively. For the three months ended April 30, 2023, the Company used cash of $145,015 to purchase new machinery and equipment. For the three months ended April 30, 2022, the cash used in investing activities of $174,007 was to purchase new machinery and equipment.

Net cash used in financing activities for the three months ended April 30, 2023 was $585,610 as compared to $1,587,682 provided by financing activities for the three months ended April 30, 2022. During the three months ended April 30, 2023, the Company had repayments of $140,000 from borrowings pursuant to the line of credit, payments of the term loan and finance lease payments of $387,931, and $49,879, respectively. In addition, during the three months ended April 30, 2023, the Company received proceeds of $19,500 for the exercise of options. During the three months ended April 30, 2023, the Company paid dividends on the Series B Preferred stock of $27,300. During the three months ended April 30, 2022, the Company received proceeds of $1,775,000 from borrowings from a line of credit. These cash in-flows were offset by payments of $129,310 paid for repayment of a term loan and $58,008 paid in repayment of financing lease obligation.

Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through at least the next twelve months, based on current and projected levels of operations, the Company may require additional funding to finance growth or achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so.

Recent Accounting Pronouncements

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2023 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.”

Critical Accounting Estimates and Policies

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2023 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who serves as our principal executive officer and our principal financial officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of April 30, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15, that occurred during our last quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation incidental to the conduct of our business. We are currently not involved in any litigation that we believe could have a material effect on our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risks that could materially affect our business, financial condition or results of operations which are discussed below and under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 31, 2023.

Risks Related to our Business

We have a limited history of profitability.

Since inception on February 22, 2010 and through January 31, 2023, we had raised approximately $22,724,000 in capital. During this same period, we have recorded net accumulated losses totaling $(10,060,226). As of January 31, 2023, we had working capital of $3,795,610. our net income (loss) for the two most recent fiscal years ended January 31, 2023 and January 31, 2022 have been $2,302,674 and $(251,926). Our ability to achieve continued profitability depends upon many factors, including its ability to develop and commercialize products. There can be no assurance that we will be able to achieve growth and profitability consistent with historical performance.

We will need additional capital, which may be difficult to raise for a variety of reasons.

While we believe that we have adequate financing to execute its current growth plan, in the case that we exceed our expected growth, we would need to raise additional capital and/or significantly cut expenses and overhead in order to operate the business through such date. Currently, we have no plan to raise additional capital, and our access to funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or operations.

The majority of our business depends on a limited number of principal customers.

Because we depend on a limited number of customers for a significant portion of our sales, a loss of a small number of these customers could materially adversely affect our business and financial condition. During the twelve months ended January 31, 2023, the Company earned revenues from two customers representing approximately 25%, and 13% of gross sales. As of January 31, 2023, three customers represented approximately 20%, 15% and 11%, of total gross outstanding receivables, respectively. During the twelve months ended January 31, 2023, the Company earned revenues from three customers representing approximately 20%, 15% and 11% of gross sales. As of January 31, 2023, three customers represented approximately 11%, 10% and 7% of total gross outstanding receivables. If these principal customers cease ordering products from us, our business could be materially adversely affected.

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

Many of our competitors have been in business for a significantly longer period of time than we have and have learned manufacturing techniques which can aid in efficiently producing their products. Additionally, many of these companies have successfully acquired a loyal customer base that would be difficult for us to compete with. Such customers may be unwilling to purchase our products due to brand loyalty or uncertainty in the highly competitive market in which we compete. In addition, if we gain traction in our particular niche of creating gourmet prepared foods, major food companies with substantial marketing and financial resources may attempt to compete more directly with us. In the event that such large companies do directly compete with us, our business may be adversely affected.

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

Because of our limited resources, there are limited controls over our information processing. There is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation, we would need to hire additional staff. Currently, we are unable to afford to hire additional staff to facilitate greater segregation of duties but will reassess our capabilities in the following year.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Adam L. Michaels, our Chief Executive Officer and Chairman, Mr. Matthew Brown, our President and Anthony Gruber, our Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a materially adverse effect on our business.

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

We currently have a limited corporate infrastructure. In order to pursue growth strategies, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

●	our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;

●	our ability to execute our business strategy;

●	the ability of our products to achieve market acceptance;

●	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

●	our ability to attract and retain qualified personnel;

●	our ability to manage our third-party relationships effectively; and

●	our ability to accurately predict and respond to the rapid market changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We may be unable to maintain quality control.

Although we have entered into raw material supply agreements specifying certain minimum acceptable quality standards, there is no assurance that our current quality assurance procedures will be able to effectively monitor compliance. Additionally, in the event that we expand our operations and increase our output volume, including securing third-party manufacturers, there is no assurance that we will be able to adequately maintain quality controls or that our current manufacturing process is scalable.

There may be products liability and other legal claims.

We currently carry products liability insurance policy. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.

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

Our finished goods inventory is located in a small number of warehouse facilities. Any damage or disruption at a storage facility would have an adverse effect on our business, results of operations and financial condition.

Our finished goods inventory is located in a small number of warehouse facilities. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event at this facility would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to meet our contractual obligations and, as a result, our business, results of operations and financial condition would suffer.

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

Risks Related To Our Securities

We currently have a limited trading volume, which can result in higher price volatility for, and reduced liquidity of, our common stock.

Our shares of common stock traded on the OTCQB from 2013 to July 2021 and on the NASDAQ Capital Market from July 2021 to the present date. While we have upgraded our listing, historically there has been limited daily volume of trading in our common stock, which has limited the overall and perceived liquidity of our common stock on that market.

A more active trading market for our shares may never develop or be sustained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and, if an active market for our common stock does not develop, it may be difficult to sell shares without depressing the market price for the shares, or at all. In addition, in the event that an active trading market does not develop, the price of our common stock may not be a reliable indicator of the fair value of our common stock.

Furthermore, if our common stock ceases to be listed on the NASDAQ Capital Market, holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

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

Our directors, executive officers and founding shareholders, in the aggregate, beneficially own approximately 23.4% of the outstanding shares of our common stock, based on the number of shares outstanding as of April 26, 2023. These stockholders are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may have interests that differ from yours and may vote in a manner that is adverse to your interests. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended April 30, 2023, the Company had no sales of unregistered securities.

Item 3. Defaults upon Senior Securities.

There has been no material default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2011).
3.2	Certificate of Amendment to Certificate of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).
3.3	Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2015).
3.4	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023.
3.5	Amended and Restated Bylaws of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023.
4.1	Form of Warrant to Purchase Common Stock to Placement Agent in Series B Financing*
10.1	Amended and Restated Revolving Line Note with M&T Bank, dated as of October 26, 2022*
10.2	Employment Agreement dated June 21, 2022 by and between the Company and Adam L. Michaels*
10.3	Employment Agreement dated September 19, 2022 by and between the Company and Anthony Gruber *
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMAMANCINI’S HOLDINGS, INC.

Date: June 13, 2023	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)

