Form 10-Q/A
period 2023-04-30
MamaMancini's Holdings, Inc.
filed 2023-06-21
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2023, filed with the Securities and Exchange Commission on June 13, 2023 (the “Form 10-Q”), is to update certain prior-period financial disclosures in Part II. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors, which presented an inaccurate description of operating expenses, components of cash flows and related disclosures relating to the prior year period. No other changes have been made to the Form 10-Q, including to the financial statements contained therein.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update the disclosures made in the original Form 10-Q except as noted above.

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

Operating Expenses: Operating expenses increased by 23% during the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Operating expenses increased as a percentage of sales to 19% in 2023 compared to 16% in 2022. The $830,926 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses rose by approximately $790,000 related to the executive and office hires.

●	Commission Expenses rose by approximately $132,000 due to increased sales;

●	Freight related expenses decreased by approximately $354,000 due to the addition of dedicated logistics employees;

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

As of April 30, 2023, we had working capital of $5,023,424 as compared to working capital of $3,795,610 as of January 31, 2023, an increase of $1,227,814. The increase in working capital is primarily attributable to an increase in cash of $881,065, an increase of accounts receivables of $1,557,062, and an increase in prepaid expenses and other current assets of $299,240 partially offset a decrease in inventory of $1,100,050 and an increase in accounts payable and accrued liabilities of $388,516.

Long Term Requirements

As discussed above, as of April 30, 2023, we have $750,000 outstanding under our Credit Agreement and $5,818,974 outstanding under our Term Loan Agreement, each with M&T Bank. The Credit Agreement and Term Loan Agreement have maturity dates of June 30, 2024 and January 17, 2027, respectively.

Cash Flows

The following table summarizes the key components of our cash flows for the three months ended April 30, 2023 and 2022.

	For the Three Months Ended April 30,
	2023	2022
	USD	USD
Net cash provided by (used in) operating activities	$1,613,690	$(1,343,013)
Net cash used in investing activities	(145,015)	(174,007)
Net cash provided by (used in) financing activities	(585,610)	1,587,682
Net changes in cash	881,065	70,662
Cash, beginning of period	4,378,383	850,598
Cash, end of period	$5,259,448	$921,260

Net cash provided by operating activities for the three months ended April 30, 2023 was $1,611,690 compared to net cash used in operating activities for the three months ended April 30, 2022 of $1,343,013. The net income for the three months ended April 30, 2023 and 2022 was $1,400,926 and $103,697, respectively. During the three months ended April 30, 2023, net income was affected by non-cash adjustments of $616,457 and by changes in operating activities which used cash of $405,693. During the three months ended April 30, 2022, net income was affected by adjustments to net income of $424,368 offset by changes in operating activities which used cash of $1,941,078.

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

Because we depend on a limited number of customers for a significant portion of our sales, a loss of a small number of these customers could materially adversely affect our business and financial condition. During the twelve months ended January 31, 2023, the Company earned revenues from two customers representing approximately 25%, and 13% of gross sales. As of January 31, 2023, three customers represented approximately 20%, 15% and 11%, of total gross outstanding receivables, respectively. During the twelve months ended January 31, 2022, the Company earned revenues from three customers representing approximately 26%, 21% and 11% of gross sales. As of January 31, 2022, three customers represented approximately 11%, 10% and 7% of total gross outstanding receivables. If these principal customers cease ordering products from us, our business could be materially adversely affected.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2011).
3.2	Certificate of Amendment to Certificate of Incorporation of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).
3.3	Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2015).
3.4	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.5	Amended and Restated Bylaws of MamaMancini’s Holdings, Inc. (incorporated by reference from Exhibit 3.5 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
4.1	Form of Warrant to Purchase Common Stock to Placement Agent in Series B Financing (incorporated by reference from Exhibit 4.1 to the Company’s Quarterly Report on From 10-Q filed on June 13, 2023).
10.1	Amended and Restated Revolving Line Note with M&T Bank, dated as of October 26, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q filed on June 13, 2023).
10.2

Employment Agreement dated June 21, 2022 by and between the Company and Adam L. Michaels (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q filed on June 13, 2023).

10.3

Employment Agreement dated September 19, 2022 by and between the Company and Anthony Gruber (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on From 10-Q filed on June 13, 2023).

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

MAMAMANCINI’S HOLDINGS, INC.

Date: June 21, 2023	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)

