Form 10-Q
period 2023-07-31
Mama's Creations, Inc.
filed 2023-09-12
CIK 1520358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: July 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ____________

Commission File Number: 001-40597

Mama’s Creations, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	27-0607116
(State or other jurisdiction of incorporation)	(IRS Employer ID No.)

25 Branca Road

East Rutherford, NJ 07073

(Address of principal executive offices and zip Code)

(201) 531-1212

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001	MAMA	NASDAQ Capital Market

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

As of September 11, 2023, there were 37,443,387 shares outstanding of the registrant’s common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. The forward-looking statements involve substantial risks and uncertainties. All statements, other than statements related to present facts or current conditions or of historical facts, contained in this report, including statements regarding our strategy, future operations, future financial position, future revenues, and projected costs, prospects, plans and objectives of management, are forward-looking statements. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:

●	the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
●	the adequacy of our liquidity to pursue our business objectives;
●	reliance on a limited number of customers;
●	loss or retirement of key executives, including prior to identifying a successor;
●	adverse economic conditions or intense competition;
●	pricing pressures in the market and lack of control over the pricing of raw materials and freight;
●	entry of new competitors and products;
●	adverse federal, state and local government regulation (including, but not limited to, the Food and Drug Administration);
●	liability related to the consumption of our products
●	ability to secure placement of our products in key retail locations;
●	our ability to integrate acquisitions and related businesses including Chef Inspirational Foods, LLC;
●	wage and price inflation;
●	maintenance of quality control; and
●	issues related to the enforcement of our intellectual property rights.

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

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Mama’s Creations, Inc.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2023

Mama’s Creations, Inc.

Condensed Consolidated Balance Sheets

	July 31, 2023	January 31, 2023
	(Unaudited)
Assets:

Current Assets:
Cash	$5,560,176	$4,378,383
Accounts receivable, net	8,843,756	6,832,046
Inventories, net	3,308,513	3,635,881
Prepaid expenses and other current assets	474,301	828,391
Total current assets	18,186,746	15,674,701

Property, plant, and equipment, net	4,067,648	3,423,096
Intangible assets, net	5,754,182	1,502,510
Goodwill	8,633,334	8,633,334
Operating lease right of use assets, net	3,124,449	3,236,690
Deferred tax asset	67,908	717,559
Equity method investment	-	1,343,486
Deposits	65,410	53,819
Total Assets	$39,899,677	$34,585,195

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$8,872,582	$9,063,256
Term loan, net of debt discount of $49,022 and $60,082, respectively	1,502,702	1,491,642
Operating lease liabilities	414,937	391,802
Finance leases payable	335,119	182,391
Promissory notes – related parties	1,950,000	750,000
Total current liabilities	13,075,340	11,879,091

Line of credit	500,000	890,000
Operating lease liabilities – net of current	2,739,208	2,897,205
Finance leases payable – net of current	906,476	248,640
Promissory notes – related parties, net of current	3,000,000	1,500,000
Term loan – net of current	3,879,318	4,655,181
Total long-term liabilities	11,025,002	10,191,026

Total Liabilities	24,100,342	22,070,117

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2023 and January 31, 2023, respectively, 0 shares outstanding as of July 31, 2023 and January 31, 2023, respectively	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 54,600 issued and outstanding as of July 31, 2023 and January 31, 2023 respectively	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,343,387 and 36,317,857 shares issued and outstanding as of July 31, 2023 and January 31, 2023	374	364
Additional paid in capital	22,912,383	22,724,440
Accumulated deficit	(6,963,922)	(10,060,226)
Less: Treasury stock, 230,000 shares at cost	(149,500)	(149,500)
Total Stockholders’ Equity	15,799,335	12,515,078
Total Liabilities and Stockholders’ Equity	$39,899,677	$34,585,195

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2023	2022	2023	2022

Net sales	$24,790,085	$22,846,474	$47,910,901	$44,677,054

Costs of sales	17,283,847	20,119,862	34,033,663	38,090,179

Gross profit	7,506,238	2,726,612	13,877,238	6,586,875

Operating expenses:
Research and development	94,871	41,792	166,056	68,327
Selling, general and administrative	5,135,537	3,516,115	9,492,568	7,088,870
Total operating expenses	5,230,408	3,557,907	9,658,624	7,157,197

Income (loss) from operations	2,275,830	(831,295)	4,218,614	(570,322)

Other income (expenses)
Interest, net	(181,658)	(139,064)	(359,052)	(263,315)
Amortization of debt discount	(5,530)	(3,015)	(11,060)	(6,655)
Other income	7,449	2,596	27,449	2,596
Total other expenses	(179,739)	(139,483)	(342,663)	(267,374)

Net income (loss) before income tax provision and income from equity method investment	2,096,091	(970,778)	3,875,951	(837,696)

Income from equity method investment	77,584	18,540	223,342	18,540
Income tax (provision) benefit	(429,764)	208,992	(954,456)	179,607

Net income (loss)	1,743,911	(743,246)	3,144,837	(639,549)

Less: series B preferred dividends	(21,233)	-	(48,533)	-

Net Income available to common stockholders	1,722,678	(743,246)	3,096,304	(639,549)

Net income (loss) per common share
– basic	$0.05	$(0.02)	$0.09	$(0.02)
– diluted	$0.05	$(0.02)	$0.08	$(0.02)

Weighted average common shares outstanding
– basic	36,855,181	35,811,087	36,628,429	35,785,719
– diluted	37,490,567	35,811,087	37,195,314	35,785,719

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Period from May 1, 2023 through July 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2023	-	$-	54,600	$-	36,484,777	$366	(230,000)	$(149,500)	$22,799,322	$(8,686,600)	$13,963,588

Stock based compensation	-	-	-	-	19,960	-	-	-	104,789	-	104,789

Stock issued for the exercise of options and warrants	-	-	-	-	19,650	-	-	-	8,280	-	8,280

Conversion of series B preferred stock to common stock	-	-	(54,600)	-	819,000	8	-	-	(8)	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(21,233)	(21,233)

Net income	-	-	-	-	-	-	-	-	-	1,743,911	1,743,911

Balance, July 31, 2023	-	$-	-	$-	37,343,387	$374	(230,000)	$(149,500)	$22,912,383	$(6,963,922)	$15,799,335

For the Period from May 1, 2022 through July 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2022	-	$-	35,774,468	$359	(230,000)	$(149,500)	$20,587,789	$(12,225,133)	$8,213,515

Stock issued for the exercise of options	-	-	41,417	-	-	-	26,250	-	26,250

Stock options issued for services	-	-	-	-	-	-	12,333	-	12,333

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	501,972	5	-	-	699,995	-	700,000

Net loss	-	-	-	-	-	-	-	(743,246)	(743,246)

Balance, July 31, 2022	-	$-	36,317,857	$364	(230,000)	$(149,500)	$21,326,367	$(12,968,379)	$8,208,852

For the Period from February 1, 2023 through July 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2023	-	$-	54,600	$-	36,317,857	$364	(230,000)	$(149,500)	$22,724,440	$(10,060,226)	$12,515,078

Stock based compensation	-	-	-	-	19,960	-	-	-	160,173	-	160,173

Stock issued for the exercise of options and warrants	-	-	-	-	186,570	2	-	-	27,778	-	27,780

Conversion of series B preferred stock to common stock	-	-	(54,600)	-	819,000	8	-	-	(8)	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(48,533)	(48,533)

Net income	-	-	-	-	-	-	-	-	-	3,144,837	3,144,837

Balance, July 31, 2023	-	$-	-	$-	37,343,387	$374	(230,000)	$(149,500)	$22,912,383	$(6,963,922)	$15,799,335

For the Period from February 1, 2022 through July 31, 2022

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2022	-	$-	35,758,792	$359	(230,000)	$(149,500)	$20,587,789	$(12,328,830)	$8,109,818

Stock issued for the exercise of options	-	-	57,093	-	-	-	26,250	-	26,250

Stock options issued for services	-	-	-	-	-	-	12,333	-	12,333

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	501,972	5	-	-	699,995	-	700,000

Net loss	-	-	-	-	-	-	-	(639,549)	(639,549)

Balance, July 31, 2022	-	$-	36,317,857	$364	(230,000)	$(149,500)	$21,326,367	$(12,968,379)	$8,208,852

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,144,837	$(639,549)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	511,589	401,126
Amortization of debt discount	11,060	6,655
Amortization of right of use assets	112,241	182,862
Amortization of intangibles	303,949	230,156
Stock-based compensation	110,173	12,333
Allowance for obsolete inventory	93,238	-
Change in deferred tax asset	649,651	(188,080)
Income from equity method investment	(223,342)	(18,540)
Paid in kind interest	-	53,356
Changes in operating assets and liabilities:
Allowance for doubtful accounts	140,442	-
Accounts receivable	1,126,867	749,959
Inventories	234,130	(1,302,933)
Prepaid expenses and other current assets	346,709	(248,113)
Security deposits	(17,941)	-
Accounts payable and accrued expenses	(3,049,114)	1,170,280
Operating lease liability	(134,862)	(176,534)
Net Cash Provided by Operating Activities	3,359,627	232,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(252,853)	(305,547)
Cash paid for investment in Chef Inspirational Foods, LLC, net	(645,641)	(500,000)
Net Cash (Used in) Investing Activities	(898,494)	(805,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds in advance of preferred stock offering	-	515,000
Repayment of term loan	(775,863)	(517,241)
(Repayment) borrowings of line of credit, net	(390,000)	1,725,000
Repayment of finance lease obligations	(92,724)	(130,626)
Payment of Series B Preferred dividends	(48,533)	-
Proceeds from exercise of options	27,780	26,250
Net Cash (Used in) Provided by Financing Activities	(1,279,340)	1,618,383

Net Increase in Cash	1,181,793	1,045,814

Cash - Beginning of Period	4,378,383	850,598

Cash - End of Period	$5,560,176	$1,896,412

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$112,500	$-
Interest	$313,488	$182,873

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series b preferred stock to common stock	$8	$-
Finance lease asset additions	$903,288	$34,268
Related party debt incurred for purchase of Chef Inspirational Foods, LLC	$2,700,000	-
Non-cash consideration paid in common stock for equity investment in Chef Inspirational	$-	$700,000
Settlement of liability in common stock	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2023

Note 1 - Nature of Operations and Basis of Presentation

Nature of Operations

Mama’s Creations, Inc. (together with its subsidiaries, the “Company”), was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.

Our subsidiary, MamaMancini’s Inc., a Delaware Corporation (“Mamas”) is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meat loaf, sausage & peppers, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-size pasta bowls, bulk deli, and packaged refrigerated protein products. Mamas products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.

On December 29, 2021, the Company made two acquisitions which expanded the Company’s core product lines, occasions, and access to specific cohorts and markets. T&L Creative Salads, Inc. (“T&L”) and Olive Branch, LLC (“Olive Branch”), are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration (“FDA”). Olive Branch offers a full line of olives, olive mixes, and savory products to retail food chains and club stores, delis, bagel stores, caterers and provision distributors, primarily in pre-packaged containers.

On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consisted of $500,000 in cash and $700,000 in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments up until the Company acquired the remaining interest of CIF (the “CIF Acquisition”). On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”). Per the terms of the Membership Interest Purchase Agreement the purchase price was $3.65 million, including $950 thousand in cash at closing and $2.7 million in a promissory note. The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.

The following presents the unaudited results of operations for the period February 1, 2023 through June 28, 2023 of CIF.

For the Period February 1, 2023 through June 28, 2023
Revenues	$13,720,817
Net income	$930,592

On July 31, 2023, MamaMancini’s Holdings, Inc. filed an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” (the “Name Change”). The Name Change, which was approved by the Company’s stockholders at its annual meeting on July 31, 2023, did not alter the voting powers or relative rights of the Company Common Stock, reflects the evolution of the Company from its origins as a home style, old world Italian food company to a broader provider of all-natural specialty prepared refrigerated foods for sale in retailers around the country. The Company also amended and restated its Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Second Amended and Restated Bylaws”).

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical consolidated financial statements of the Company for the years ended January 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three and six months ended July 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, the fair value of stock-based payments, valuation of the acquisition of the remaining interest of CIF (which was accounted for as an asset acquisition as substantially all of the fair value is concentrated in customer relationships), inventory reserves, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at July 31, 2023 and January 31, 2023.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of July 31, 2023 and January 31, 2023, the reserve for uncollectible accounts was approximately $93,000 and $233,000, respectively. During the three and six months ended July 31, 2023 the Company wrote off approximately $140,000 accounts that were deemed to be uncollectible.

Inventories

The Company values its inventory at the lower of cost or net realizable value (“NRV”) and include direct material, direct labor, warehousing, and overhead costs. NRV is defined as the estimated selling prices less the costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on management’s review of inventories on hand compared to estimated future usage and sales. The reserve for obsolescence as of July 31, 2023 and January 31, 2023 was approximately $126,000 and $32,000, respectively.

Inventories by major category are as follows:

	July 31, 2023	January 31, 2023
Raw materials and packaging	$1,495,179	$1,883,270
Work in process	200,437	98,910
Finished goods	1,612,897	1,653,701
Total	$3,308,513	$3,635,881

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	*

(*)	Amortized on a straight-line basis over the remaining lease term at the time the asset was placed in service, whichever period is shorter.

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value is less than its carrying value and whether it is necessary to perform goodwill impairment process.

As of July 31, 2023 and January 31, 2023, there were no impairment losses recognized for goodwill.

Other Intangible Assets

Other intangible assets consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 – 5 years

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

Research and Development

Research and development is expensed as incurred. Research and development expenses for the three months ended July 31, 2023 and 2022 were $94,871 and $41,792, respectively. Research and development expenses for the six months ended July 31, 2023 and 2022 were $166,056 and $68,327, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales are generated from the sale of finished products to customers, which contains a single performance obligation and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Typically, this occurs when the goods are received and accepted by the customer. Revenues are recognized in an amount that reflects the net consideration the Company expects to receive in exchange for the goods. The Company reports all amounts billed to a customer in a sale transaction as revenue. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the condensed consolidated statements of operations.

The Company promotes its products with consumer incentives and trade promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. Customer trade promotion and consumer incentive activities are recorded as a reduction to the transaction price based on amounts estimated as being due to customers and consumers at the end of a period. The Company derives these estimates principally on historical utilization and redemption rates. The Company does not receive a distinct service in relation to the consumer incentives and trade promotions and as a result, these incentives and promotions are accounted for as a reduction of the transaction price.

Payment terms in the Company’s invoices are based on the billing schedule established in contracts and purchase orders with customers. The Company recognizes the related trade receivable when the goods are received by the customer.

Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows:

	For the Three Months Ended
	July 31, 2023	July 31, 2022
Gross Sales	$25,414,735	$23,631,857
Less: Slotting, Discounts, Allowances	624,650	785,383
Net Sales	$24,790,085	$22,846,474

	For the Six Months Ended
	July 31, 2023	July 31, 2022
Gross Sales	$49,014,645	$45,980,449
Less: Slotting, Discounts, Allowances	1,103,744	1,303,395
Net Sales	$47,910,901	$44,677,054

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended July 31, 2023 and 2022:

	For the Three Months Ended
	July 31, 2023	July 31, 2022
Northeast	$9,385,210	$9,066,443
Southeast	7,191,911	6,857,963
Midwest	3,987,565	2,560,178
West	2,693,758	2,543,230
Southwest	2,156,291	2,604,043
Total gross sales	$25,414,735	$23,631,857

The following table disaggregates gross revenue by significant geographic area for the six months ended July 31, 2023 and 2022:

	For the Six Months Ended
	July 31, 2023	July 31, 2022
Northeast	$17,951,303	$17,755,723
Southeast	13,887,317	12,365,760
Midwest	8,254,563	5,384,977
West	4,615,326	5,442,086
Southwest	4,306,136	5,031,903
Total gross sales	$49,014,645	$45,980,449

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include production costs, freight-in, packaging, and print production costs.

Advertising

Costs incurred for advertising for the Company are charged to selling, general and administrative expenses as incurred. Advertising expenses for the three months ended July 31, 2023 and 2022 were approximately $95,000 and $119,000 respectively. Advertising expenses for the six months ended July 31, 2023 and 2022 were $304,000 and $307,000 respectively.

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

Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold, selling general and administrative expenses, or research and development, depending on the nature of the services provided, in the condensed consolidated statements of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction of additional paid in capital.

For the three months ended July 31, 2023 and 2022, stock-based compensation related to options amounted to approximately $18,000 and $12,000, respectively.

For the six months ended July 31, 2023 and 2022, stock-based compensation related to options amounted to approximately $41,000 and $12,000, respectively.

For the three and six months ended July 31, 2023, the Company issued 19,960 shares valued at approximately $50,000 to certain employees as compensation.

For the six months ended July 31, 2023 and 2022, when computing fair value of stock-based payments, the Company has considered the following variables:

	July 31, 2023	July 31, 2022
Risk-free interest rate	N/A	2.77%
Expected life of grants	N/A	7.5 years
Expected volatility of underlying stock	N/A	85.74%
Dividends	N/A	0%

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

	For the Three Months Ended
	July 31, 2023	July 31, 2022
Numerator:
Net (loss) income attributable to common stockholders	$1,722,678	(743,246)
Effect of dilutive securities:	21,233	—

Diluted net income (loss)	$1,743,911	$(743,246)

Denominator:
Weighted average common shares outstanding – basic	36,855,181	35,811,087
Dilutive securities (a):
Restricted stock	251,017	-
Options	384,369
		-

Weighted average common shares outstanding and assumed conversion – diluted	37,490,567	35,811,087

Basic net (loss) income per common share	$0.05	$(0.02)

Diluted net (loss) income per common share	$0.05	$(0.02)

(a) – Anti-dilutive securities excluded:	-	689,000

	For the Six Months Ended
	July 31, 2023	July 31, 2022
Numerator:
Net (loss) income attributable to common stockholders	$3,096,304	(639,549)
Effect of dilutive securities:	48,533	—

Diluted net income	$3,144,837	$(639,549)

Denominator:
Weighted average common shares outstanding – basic	36,628,429	35,785,719
Dilutive securities (a):
Restricted stock	222,280	-
Options	344,605	-
		-

Weighted average common shares outstanding and assumed conversion – diluted	37,195,314	35,785,719

Basic net (loss) income per common share	$0.09	$(0.02)

Diluted net income (loss) per common share	$0.08	$(0.02)

(a) – Anti-dilutive securities excluded:	-	689,000

Income Taxes

Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of July 31, 2023 and January 31, 2023, the Company recognized a deferred tax asset of $67,908 and $717,559, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.

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

Note 3 – Property Plant and Equipment:

Property plant and equipment on July 31, 2023 and January 31, 2023 are as follows:

	July 31, 2023	January 31, 2023
Machinery and Equipment	$3,669,137	$5,387,255
Furniture and Fixtures	236,645	284,781
Leasehold Improvements	2,841,159	3,480,061
	6,746,941	9,152,097
Less: Accumulated Depreciation	2,679,293	5,729,001
Total	$4,067,648	$3,423,096

Depreciation expense for the three months ended July 31, 2023 and 2022 amounted to $263,176 and $192,297, respectively. Depreciation expense for the six months ended July 31, 2023 and 2022 amounted to $511,589 and $401,126, respectively.

Note 4 – Acquisition of CIF

As described in Note 1, on June 28, 2023, the Company completed the CIF Acquisition. The acquisition of the remaining interest in CIF was accounted for as an asset acquisition as substantially all of the fair value was concentrated in customer relationships. CIF’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date. The fair value of total consideration was $5,216,828. The following table is a summary of the purchase price calculation.

Cash transferred upon acquisition	950,000
Related party debt issued upon acquisition	2,700,000
Sub-total	3,650,000
Carrying value of the Company’s equity method investment in CIF	1,566,828
Total purchase price	5,216,828

The allocation of the purchase price was as follows (amounts in thousands):

Cash and cash equivalents	$304,359
Net working capital (excluding cash)	356,848
Customer relationships	4,555,621
Net assets acquired	$5,216,828

Note 5 – Intangible assets, net

Intangible assets, net consisted of the following at July 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Software	$87,639	$(87,639)	$-	-
Customer relationships	6,417,621	(700,666)	5,716,955	3.79
Tradename and trademarks	79,000	(41,773)	37,227	1.41
	$6,584,260	$(830,078)	$5,754,182

Intangibles, net consisted of the following at January 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$87,639	$(87,639)	$-	-
Customer relationships	1,862,000	(409,776)	1,452,224	3.41
Tradename and trademarks	79,000	(28,714)	50,286	1.91
	$2,028,639	$(526,129)	$1,502,510

As described in Note 1 and 4, on June 28, 2023, the Company completed the CIF Acquisition which resulted in the recognition of Customer relationships in the amount of $4,555,621.

Amortization expense for the three and six months ended July 31, 2023 was $202,053 and $303,949, respectively.

Amortization expense for the three and six months ended July 31, 2022 was $116,986 and $ 230,156, respectively.

We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows:

2024 (Remaining)	$768,954
2025	1,538,766
2026	1,513,238
2027	1,466,741
2028	466,483
Total	$5,754,182

Note 6 – Related Party Transactions

Promissory Note – Related Party

Upon consummation of the acquisition of T&L and Olive Branch on December 29, 2021, the Company executed a $3,000,000 promissory note with the sellers. The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of July 31, 2023 and January 31, 2023, the outstanding balance under the note was $2,250,000, respectively, of which $750,000 is recorded as Promissory notes – related parties and $1,500,000 is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheets. For the three and six months ended July 31, 2023 interest expense for this note was $20,137 and $39,451 respectively. For the three and six months ended July 31, 2022 interest expense for this note was $27,237 and $53,356 respectively. As of July 31, 2023 and January 31, 2023, accrued interest was $46,140 and $6,688, respectively.

As part of the purchase price of the remaining interest in CIF, the Company agreed to pay $600,000 to each Seller in cash by bank check(s) or wire transfer(s), without interest, on the first anniversary of the closing date and $750,000 shall be paid by the Company to each seller in common stock of the Company, without interest, on the second anniversary of the Closing Date. As of July 31, 2023 $1,200,000 is recorded as Promissory notes – related parties and $1,500,000 is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheet.

Lease – Related Party

The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three and six months ended July 31, 2023 was $105,691 and $171,299, respectively. Rent expense and other ancillary charges pursuant to the lease for the three and six months ended July 31, 2022 was $65,608 and $131,216, respectively.

Chef Inspirational Foods, LLC – Related Party

As noted above in Note 1, the Company owned a 24% minority interest in CIF (until June 28, 2023). For the period from May 1, 2023 to June 28,2023 and the period from February 1, 2023 to June 28, 2023, the Company recorded sales of $4,349,203 and $10,889,277 with CIF. As of January 31, 2023, the Company had an account receivable balance with CIF of $1,449,009. On June 28, 2023 the Company acquired the remaining interest in CIF (refer to Note 1 and 4).

Note 7 – Loan and Security Agreements

M&T Bank

The Company has a working capital line with M&T Bank (the “Credit Agreement”) with total available borrowings of $5.5 million. On July 18, 2023 the Company extended the maturity of the working capital line from June 30, 2024 to October 31, 2025. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement) as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.87 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (ii) greater than 1.50 but less than or equal to 2.25, 3.37 percentage points above one-day SOFR; or (iii) 1.50 or less, 2.87 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Credit Agreement is secured by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of July 31, 2023 and January 31, 2023. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $500,000 and $890,000 as of July 31, 2023 and January 31, 2023, respectively. During the three months ended July 31, 2023 and 2022, the Company incurred interest of $26,244 and $32,943, respectively, pursuant to borrowings under the Credit Agreement. During the six months ended July 31, 2023 and 2022, the Company incurred interest of $46,776 and $49,053, respectively, pursuant to borrowings under the Credit Agreement.

On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan with M&T Bank, which was amended and restated on October 26, 2022, for the original principal amount of $7,500,000 payable in equal monthly principal installments over a 60-month amortization period (the “Term Loan Agreement”). The maturity date of the Term Loan Agreement is January 17, 2027. Interest is payable on the unpaid principal under the Term Loan Agreement at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Term Loan Agreement) as of the date of any advance under the Term Loan Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 4.12 percentage point(s) above the Variable Loan Rate (as defined in the agreement); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above Variable Loan Rate; or (iii) less than or equal to 1.50, 3.12 percentage points above applicable Variable Loan Rate. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.00% and the foregoing margins shall be applied to the Variable Loan Rates. All disbursements available under the Term Loan Agreement have been previously made. As of July 31, 2023, the outstanding balance and unamortized discount of the Term Loan Agreement was $5,431,042 and $49,022, respectively. As of January 31, 2023, the outstanding balance and unamortized discount of the Acquisition Note was $6,206,905 and $60,082, respectively. During the three and six months ended July 31, 2023, the Company incurred interest of $117,606 and $237,315 for the Acquisition Note, respectively. During the three and six months ended July 31, 2022, the Company incurred interest of $73,484 and $148,606 for the Acquisition Note, respectively.

Note 8 – Concentrations

Revenues

For the six months ended July 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 22%, 13%, and 11% of gross revenue, respectively. For the six months ended July 31, 2022, the Company’s revenue was concentrated in three customers that accounted for approximately 24%, 13%, and 12% respectively, of gross revenue.

For the three months ended July 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 18%, 17%, and 10% of gross revenue, respectively. For the three months ended July 31, 2022, the Company’s revenue was concentrated in three customers that accounted for approximately 23%, 14%, and 12% respectively, of gross revenue.

Receivables

As of July 31, 2023 one customer represented approximately 40% of the total gross outstanding receivables. As of January 31, 2023, three customers represented approximately 20%, 15% and 11%, totaling 46%, of total gross outstanding receivables, respectively.

Note 9 – Stockholders’ Equity

Preferred Stock and Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of Preferred Stock, $0.00001 par value per share. The Company has designated 120,000 shares of Preferred Stock as Series A Convertible Preferred stock. As of July 31, 2023 and January 31, 2023, no shares of Series A Convertible Preferred Stock are issued and outstanding. The Company has designated 200,000 shares of preferred stock, Series B Preferred Stock.

Series B Preferred Stock

The holders of the Series B Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the original issue price, plus any dividends declared but unpaid or the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.

Holders of the Series B Preferred Stock were entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock had no voting rights. Each share of Series B Preferred Stock was convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock. The Company was able to force conversion at $2.00 per share of Common Stock at any time after six (6) months after issue if the Common Stock has a closing price of $2.00 or higher in any 20 consecutive trading days. After 18 months, the Company could force holders to convert at a 20% discount to the most recent 20-day average closing price per share. The Company also has the right to cause a conversion following a Fundamental Change.

On September 13, 2022, the Company closed the first round of the Series B Preferred Stock offering with the sale of 47,200 shares, raising gross proceeds of $1,180,000. On November 17, 2022, the company held a final closing of its offering of Series B Preferred Stock, wherein it sold an additional 7,400 shares of Series B. Preferred Stock for gross proceeds of $185,000

As of January 31, 2023 there were 54,600 shares of Series B Preferred Stock outstanding. On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819,000 shares of Common Stock of the Company. As of July 31, 2023, no shares of Series B Preferred Stock remain outstanding.

During the three months ended July 31, 2023 and 2022, the Company paid dividends of $21,233 and $0, respectively.

During the six months ended July 31, 2023 and 2022, the Company paid dividends of $48,533 and $0 respectively.

Restricted Stock Units

During the six months ended July 31, 2023, the Company awarded 39,733 restricted stock units (“RSUs”) to certain employees with an aggregate grant date fair value of $70,000. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service. If the service criteria is satisfied, the RSUs will vest in equal installments over a three-year period.

The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Exercise Price
Unvested – February 1, 2023	367,647	$1.36
Granted	39,773	$1.76
Vested	-	$-
Forfeited	-	$-
Outstanding – July 31, 2023	407,420	$1.40

During the three and six months ended July 31, 2023, the Company recognized stock-based compensation related to restricted stock units of an aggregate of $37,083 and $69,612, respectively, which was recorded to selling, general and administrative expense on the Condensed Consolidated Statement of Operations, and there was unrecognized stock-based compensation of $449,960 as of July 31, 2023 related to future vesting of restricted stock units.

Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – February 1, 2023	689,000	$0.77	2.95	$544,760
Granted	-	$-
Exercised	206,000	$0.40
Expired/forfeited	-	-
Outstanding – July 31, 2023	483,000	$0.92	2.68	$1,347,410
Exercisable – July 31, 2023	370,500	$0.75	1.55	$1,096,535

During the three months ended July 31, 2023, there were 6,000 options exercised at a weighted average exercise price of $1.38 per share and resulted in the issuance of 6,000 shares of common stock. The Company received $8,280 for the exercise of these options.

During the six months ended July 31, 2023, there were 206,000 options exercised at a weighted average exercise price of $0.40 per share and resulted in the issuance of 172,920 shares of common stock. The Company received $27,780 for the exercise of these options, as a portion of the options were cashless exercised.

For the six months ended July 31, 2023 and 2022, the Company recognized stock-based compensation related to options of an aggregate of $40,561 and $12,333, respectively, which is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. At July 31, 2023, there was unrecognized stock-based compensation related to the issuance of options of $79,928.

Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2023	13,650		$2.25
Exercisable – February 1, 2023	13,650		$2.25
Granted	-	$
Exercised	13,650		$-
Outstanding – July 31, 2023	-		$-
Exercisable – July 31, 2023	-		$-

During the three months ended July 31, 2023, the Company issued 13,650 shares of common stock upon the cashless exercise of the warrants.

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

Licensing and Royalty Agreements

On March 1, 2010, the Company was assigned a Development and License agreement, dated January 1, 2009, with Daniel Dougherty (the “License Agreement”). Under the terms of the License Agreement the licensor shall exclusively develop for the Company a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Licensor shall work with the Company to develop Licensor Products that are acceptable to the Company. Upon acceptance of a Licensor Product by Licensee, Licensor’s trade secret recipes, formulas methods and ingredients for the preparation and production of such Licensor Products (the “Recipes”) shall be subject to the License Agreement.

The exclusive term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date.

The royalty rate payable by the Company is: 6% of net sales up to $500,000 of net sales (as defined in the agreement) for each year under the License Agreement; 4% of net sales from $500,000 up to $2,500,000 of net sales for each year under the License Agreement; 2% of net sales from $2,500,000 up to $20,000,000 of net sales for each year under the License Agreement; and 1% of net sales in excess of $20,000,000 of net sales for each year under the License Agreement.

In order to continue exclusivity, the Company shall pay a minimum royalty of $125,000 each year.

The Company incurred approximately $129,000 and $125,000 of royalty expenses for the three months ended July 31, 2023 and 2022, respectively. The Company incurred approximately $318,000 and $275,000 of royalty expenses for the six months ended July 31, 2023 and 2022, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.

Note 11 –Leases

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for offices and other facilities used for our operations. We also have finance leases comprised primarily of machinery and equipment. Our leases have remaining lease terms of approximately 1 year to 8.25 years.

Supplemental cash flow and other information related to leases was as follows:

	July 31, 2023	July 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(134,862)	$(176,534)
Financing cash flows from finance leases	(92,724)	(130,626)

The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	July 31, 2023	January 31, 2023
Weighted average remaining lease term (in years)
Operating leases	7.00	7.50
Finance leases	4.28	2.60

Weighted average discount rate:
Operating leases	4.85%	4.85%
Finance Leases	5.86%	3.41%

Maturities of lease liabilities for each of the succeeding fiscal years are as follows:

For the Twelve months ended January 31,
2024	$486,910
2025	951,205
2026	847,464
2027	691,145
2028	713,501
Thereafter	1,454,059
Total lease payments	$5,144,284
Less: amounts representing interest	(748,544)
Total lease obligations	$4,395,740

Note 12 - Income Tax Provision

The Company’s effective tax rate for the three and six months ending July 31, 2023 is 19.8% and 23.2%. Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.

Deferred taxes are caused primarily by net operating loss carryforwards. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated in 2021 are also carried forward indefinitely but limited to 80% of taxable income.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of July 31, 2023 or January 31, 2023.

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

The actual yearly tax rate will vary due to numerous factors, such as level and geographic mix of income and losses, acquisitions, investments, intercompany transactions, our stock price, changes in our deferred tax assets and liabilities and their valuation, changes in the laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework and other laws and accounting rules in various jurisdictions.

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

Results of Operations for the Three Months Ended July 31, 2023 and 2022

The following table sets forth the summary of the condensed consolidated statements of operations for the three months ended July 31, 2023 and 2022:

	For the Three Months Ended
	July 31, 2023	July 31, 2022

Net Sales	$24,790,085	$22,846,474
Cost of Sales	$17,283,847	$20,119,862
Gross Profit	$7,506,238	$2,726,612
Operating Expenses	$5,230,408	$3,557,907
Other Expenses	$(179,739)	$(139,483)
Income Tax (Provision) Benefit	$(429,764)	$208,992
Income from equity method investment in Chef Inspirational Foods, LLC	$77,584	$18,540
Net Income (Loss)	$1,743,911	$(743,246)

For the three months ended July 31, 2023 and 2022, the Company reported net income of $1,743,911 and a net loss of $(743,246), respectively. The change in net income between the three months ended July 31, 2023 and 2022 reflects strong sales, successful pricing actions, same-customer cross-selling, product additions, normalization of costs for commodities, and as other materials, and freight efficiencies and other improvements in manufacturing execution.

Net sales: Net Sales increased by approximately 9% to $24,790,085 during the three months ended July 31, 2023, from $22,846,474 during the three months ended July 31, 2022. The increase in sales is due to both volume gains and successful pricing actions. Volume gains were driven by the acquisition of new customers, same-customer cross-selling, the acquisition of CIF, and product additions.

Cost of sales: Cost of sales decreased by approximately 14% to $17,283,847 during the three months ended July 31, 2023, from $20,119,862 during the three months ended July 31, 2022. The decrease in cost of sales is due to improvements in procurement and manufacturing efficiencies and normalization of costs for commodities.

Gross Profit Margin: The gross profit margin was 30% and 12% for the three months ended July 31, 2023 and 2022, respectively. The change in gross profits between the three months ended July 31, 2023 and 2022 is due to successful pricing actions, improvements in procurement, manufacturing and logistics efficiencies and normalization of costs for commodities.

Operating Expenses: Operating expenses increased by 47% during the three months ended July 31, 2023, as compared to the three months ended July 31, 2022. Operating expenses increased as a percentage of sales to 21% in 2023 compared to 16% in 2022. The $1,672,501 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $1,000,000 related to executive and office hires;

●	Insurance Expenses increased by approximately $395,000 due to the growth of the Company and increases in coverage, including enhanced cyber security;

●	Professional fees and director fees increased by approximately $135,000 due to the growth of the Company and the use of consultants for upgrades for manufacturing efficiencies as well as information technology integration;

●	Amortization of intangible assets increased by approximately $85,000 due to the acquisition of CIF;

●	Commission Expenses and Royalty Expenses decreased by approximately $39,000 due to product mix sold during the period; and

●	Freight related expenses decreased by approximately $220,000 due to the addition of dedicated logistics employees and capabilities

Other Expenses: Other expenses increased by $40,256 to $179,739 for the three months ended July 31, 2023 as compared to $139,483 for the three months ended July 31, 2022. For the three months ended July 31, 2023, other income (expenses) consisted of $181,658 in interest expense on the Company’s financing arrangements and $5,530 in amortization of debt discount partially offset by $7,449 in other income. For the three months ended July 31, 2022, other expenses consisted of $139,064 in interest expense incurred on the Company’s financing arrangements and $3,015 in amortization of debt discount and other income of $2,596.

Results of Operations for the Six Months Ended July 31, 2023 and 2022

The following table sets forth the summary of the condensed consolidated statements of operations for the six months ended July 31, 2023 and 2022:

	For the Six Months Ended
	July 31, 2023	July 31, 2022

Net Sales	$47,910,901	$44,677,054
Cost of Sales	$34,033,663	$38,090,179
Gross Profit	$13,877,238	$6,586,875
Operating Expenses	$9,658,624	$7,157,197
Other Expenses	$(342,663)	$(267,374)
Income Tax (Provision) Benefit	$(954,456)	$179,607
Income from equity method investment in Chef Inspirational Foods, LLC	$223,342	$18,540
Net Income (Loss)	$3,144,837	$(639,549)

For the six months ended July 31, 2023 and 2022, the Company reported net income of $3,144,837 and a net loss of $(639,549), respectively. The change in net income between the six months ended July 31, 2023 and 2022 reflects strong sales, successful pricing actions, same-customer cross-selling, product additions, normalization of costs for commodities, as well as other materials, and freight efficiencies and other improvements in manufacturing execution.

Net Sales: Net sales, net of slotting fees and discounts increased by approximately 7% to $47,910,901 during the six months ended July 31, 2023, from $44,677,054 during the six months ended July 31, 2022. The increase in sales is due to both volume gains as well as successful pricing actions. Volume gains were driven by the acquisition of new customers, same-customer cross-selling, the acquisition of CIF, and product additions.

Cost of sales: Cost of sales decreased by approximately 11% to $34,033,663 during the six months ended July 31, 2023, from $38,090,179 during the six months ended July 31, 2022. The decrease in cost of sales is due to improvements in procurement and manufacturing efficiencies and normalization of costs for commodities.

Gross Profit Margin: The gross profit margin was 29% and 15% for the six months ended July 31, 2023 and 2022, respectively. The change in gross profits between the six months ended July 31, 2023 and 2022 is due to successful pricing actions, improvements in procurement, manufacturing and logistics efficiencies and normalization of costs for commodities.

Operating Expenses: Operating expenses increased by 35% during the six months ended July 31, 2023, as compared to the six months ended July 31, 2022. Operating expenses increased as a percentage of sales to 20% in 2023 compared to 16% in 2022. The $2,501,427 increase in total operating expenses is primarily attributable to the following:

●	Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $1.7 million related to executive and office hires;

●	Insurance Expenses increased by approximately $469,000 due to the growth of the Company and increases in coverage, including enhanced cyber security;

●	Professional fees and director fees increased by approximately $111,000 due to the growth of the Company and the use of consultants for upgrades for manufacturing efficiencies as well as information technology integration;

●	Amortization of intangible assets increased by approximately $74,000 due to the acquisition of CIF;

●	Commission and Royalty Expenses increased by approximately $133,000 due to increased sales; and

●	Freight related expenses decreased by approximately $460,000 due to the addition of dedicated logistics employees and capabilities;

Other Expenses: Other expenses increased by $75,289 to $342,663 for the six months ended July 31, 2023 as compared to $267,374 for the six months ended July 31, 2022. For the six months ended July 31, 2023, other income (expenses) consisted of $359,052 in interest expense on the Company’s financing arrangements and $11,060 in amortization of debt discount partially offset by $27,449 in other income. For the six months ended July 31, 2022, other expenses consisted of $263,315 in interest expense incurred on the Company’s financing arrangements and $6,655 in amortization of debt discount and $2,596 of other income.

Liquidity and Capital Resources

We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.

Working Capital

The following table summarizes total current assets, liabilities and working capital at July 31, 2023 compared to January 31, 2023:

	July 31, 2023	January 31, 2023	Change
Current Assets	$18,186,746	$15,674,701	$2,512,045
Current Liabilities	13,075,340	11,879,091	1,196,249
Working Capital	$5,111,406	$3,795,610	$1,315,796

As of July 31, 2023, we had working capital of $5,111,406 as compared to working capital of $3,795,610 as of January 31, 2023, an increase of $1,315,796. The increase in working capital is primarily attributable to an increase in cash of approximately $1,200,000, and an increase of accounts receivables of approximately $2,000,000, partially offset by an increase in related party promissory notes of approximately $1,200,000, a decrease in inventory of approximately $327,000 and a decrease in prepaid expenses and other current assets of $354,000.

Long Term Requirements

As discussed above, as of July 31, 2023, we have $500,000 outstanding under our Credit Agreement and $5,431,042 outstanding under our Term Loan Agreement, each with M&T Bank. The Credit Agreement and Term Loan Agreement have maturity dates of October 31, 2025 and January 17, 2027, respectively. In addition to a principal payment in December 2023, we will be required to make two additional payments of $750,000 (plus accrued interest) on each of December 29, 2024 and 2025 pursuant to promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1. Note 6. We also have operating leases for offices and other facilities used for our operations, and finance leases comprised primarily of machinery and equipment, as discussed in Note 11. Our Farmingdale, NY lease term is through November 30, 2031, with the option to extend the lease for two additional ten-year terms with base rent of $20,200 per month through December 31, 2026, increasing after that date to $23,567 through the end of the initial lease term, refer to Item 1. Note 6 for additional information.

Cash Flows

The following table summarizes the key components of our cash flows for the six months ended July 31, 2023 and 2022.

	For the Six Months Ended July 31,
	2023	2022
	USD	USD
Net cash provided by operating activities	$3,359,627	$232,978
Net cash (used in) investing activities	(898,494)	(805,547)
Net cash (used in) provided by financing activities	(1,279,340)	1,618,383
Net changes in cash	1,181,793	1,045,814
Cash, beginning of period	4,378,383	850,598
Cash, end of period	$5,560,176	$1,896,412

Net cash provided by operating activities for the six months ended July 31, 2023 was $3,359,627 compared to net cash provided by operating activities for the six months ended July 31, 2022 of $232,978. The net income (loss) for the six months ended July 31, 2023 and 2022 was $3,144,837 and $(639,549), respectively. During the six months ended July 31, 2023, net income was affected by non-cash adjustments of $1,568,559 and by changes in operating activities which used cash of $(1,353,769). During the six months ended July 31, 2022, net income was affected by non-cash adjustments of $679,868 offset by changes in operating activities which provided cash of $192,659.

Net cash used in investing activities for six months ended July 31, 2023 was $(898,494) as compared to $(805,547) for the six months ended July 31, 2022, respectively. For the six months ended July 31, 2023, the Company used cash of $252,853 to purchase new machinery and equipment and used $645,641 for the acquisition of the remaining interest of CIF. For the six months ended July 31, 2022, the cash used in investing activities of $305,547 was to purchase new machinery and equipment and $500,000 was used to purchase a 24% interest in CIF.

Net cash used in financing activities for the six months ended July 31, 2023 was $(1,279,340) as compared to $1,618,383 provided by financing activities for the six months ended July 31, 2022. During the six months ended July 31, 2023, the Company had repayments of $390,000 from borrowings pursuant to the line of credit, payments of the term loan and finance lease payments of $775,863, and $92,724, respectively. In addition, during the six months ended July 31, 2023, the Company received proceeds of $27,780 for the exercise of options. During the six months ended July 31, 2023, the Company paid dividends on the Series B Preferred stock of $48,533. During the six months ended July 31, 2022, the Company received net proceeds of $1,725,000 from borrowings pursuant to the line of credit and $515,000 from the sale of Series B Preferred Stock, which were offset by payments of the term loan and finance lease payments of $517,241 and $130,626, respectively.

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

Critical Accounting Estimates and Policies

As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2023 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows.

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

As of July 31, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Since inception on February 22, 2010 and through January 31, 2023, we had raised approximately $22,724,000 in capital. During this same period, we have recorded net accumulated losses totaling $(10,060,226). As of January 31, 2023, we had working capital of $3,795,610. our net income (loss) for the two most recent fiscal years ended January 31, 2023 and January 31, 2022 have been $2,302,674 and $(251,926). Our ability to achieve continued profitability depends upon many factors, including our ability to develop and commercialize products. There can be no assurance that we will be able to achieve growth and profitability consistent with historical performance.

We will need additional capital, which may be difficult to raise for a variety of reasons.

While we believe that we have adequate financing to execute our current growth plan, in the case that we exceed our expected growth, we will need to raise additional capital and/or significantly cut expenses and overhead in order to operate the business through such date. Currently, we have no plan to raise additional capital, and our access to funding is always uncertain. There is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. In the event that we are not able to secure financing, we may have to scale back our development plans or operations.

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

We face competition from companies who produce similar products and other prepared foods, many of whom have longer operating histories or who have substantially more financial resources.

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

Our food products which are manufactured in facilities that are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMP’s, and specifies the recipes for certain foods. Specifically, the USDA defines “all natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. The Company’s products were submitted to the USDA and approved as “all natural”. However, should the USDA change their definition of “all natural” at some point in the future, or should the Company change its existing recipes to include ingredients that do not meet the USDA’s definition/ of “all natural”, our results of operations could be adversely affected.

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

During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remedied. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.

Failure to achieve and maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and could have a material adverse effect on our stock price. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.

Global economic uncertainties continue to affect consumers’ purchasing habits and customer financial stability, which may affect sales volume and profitability on some of our products and have other impacts that we cannot fully predict.

As a result of continuing global economic uncertainties, price-conscious consumers may replace their purchases of our premium and value-added products with lower-cost alternatives, which could affect the price and volume of some of these products. The volume or profitability of our products may be adversely affected if consumers are reluctant to pay a premium for higher quality foods or if they replace purchases of our products with cheaper alternatives. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Adam L. Michaels, our Chief Executive Officer and Chairman and Anthony Gruber, our Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a materially adverse effect on our business.

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

We are currently selling products in supermarkets in the United States. If we are unable to expand into mass-market retailers or sell products in a greater number of supermarkets, we will fall short of our projections and our business and financial condition would be adversely affected.

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

Our finished goods inventory is located in a small number of warehouse facilities. A natural disaster, fire, power interruption, work stoppage or other unanticipated catastrophic event at these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to meet our contractual obligations and, as a result, our business, results of operations and financial condition would suffer.

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

During the six months ended July 31, 2023, the Company had no sales of unregistered securities.

Item 3. Defaults upon Senior Securities.

There has been no material default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2011).
3.2	Certificate of Amendment to Certificate of Incorporation of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).
3.3	Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2015).
3.4	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.5	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
10.1	Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, R&I Loeb Family, LLC, Jeffrey Siegel, and Ronald Loeb (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).
10.2	Letter Amendment to the Revolving Line of Credit Loan by and between M&T Bank, the Company and T&L Acquisition Corp.*
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: September 12, 2023	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)

