Form 10-Q
period 2023-10-31
Mama's Creations, Inc.
filed 2023-12-12
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: October 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 11, 2023, there were 37,256,596 shares outstanding of the registrant’s common stock.

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
Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•the impacts of the COVID-19 pandemic on our business, financial condition and results of operations, and our inability to mitigate such impacts;
•the adequacy of our liquidity to pursue our business objectives;
•reliance on a limited number of customers;
•loss or retirement of key executives, including prior to identifying a successor;
•adverse economic conditions or intense competition;
•pricing pressures in the market and lack of control over the pricing of raw materials and freight;
•entry of new competitors and products;
•adverse federal, state and local government regulation (including, but not limited to, the Food and Drug Administration);
•liability related to the consumption of our products
•ability to secure placement of our products in key retail locations;
•our ability to integrate acquisitions and related businesses including Chef Inspirational Foods, LLC;
•wage and price inflation;
•maintenance of quality control; and
•issues related to the enforcement of our intellectual property rights.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MAMA’S CREATIONS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2023

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 31, 2023	January 31, 2023
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$5,625	$4,378
Accounts receivable, net	11,141	6,832
Inventories, net	2,572	3,636
Prepaid expenses and other current assets	1,000	828
Total current assets	20,338	15,674

Property, plant, and equipment, net	4,624	3,423
Intangible assets, net	5,367	1,503
Goodwill	8,633	8,633
Operating lease right of use assets, net	3,016	3,237
Deferred tax asset	419	718
Equity method investment	-	1,343
Deposits	95	54
Total Assets	$42,492	$34,585

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$10,084	$9,063
Term loan, net of unamortized debt discount of $43 and $60, respectively	1,508	1,492
Operating lease liabilities	421	392
Finance leases payable	378	182
Promissory notes – related parties	1,950	750
Total current liabilities	14,341	11,879

Line of credit	-	890
Operating lease liabilities – net of current	2,631	2,897
Finance leases payable – net of current	1,175	249
Promissory notes – related parties, net of current	3,000	1,500
Term loan – net of current	3,391	4,655
Total long-term liabilities	10,197	10,191

Total Liabilities	24,538	22,070

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of October 31, 2023 and January 31, 2023, respectively, 0 shares outstanding as of October 31, 2023 and January 31, 2023, respectively	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 54,600 issued and outstanding as of October 31, 2023 and January 31, 2023 respectively	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,368,387 and 36,317,857 shares issued as of October 31, 2023 and January 31, 2023, respectively, 37,138,387 and 36,087,857 shares outstanding as of October 31, 2023 and January 31, 2023, respectively	-	-
Additional paid in capital	23,059	22,724
Accumulated deficit	(4,955)	(10,059)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	17,954	12,515
Total Liabilities and Stockholders’ Equity	$42,492	$34,585
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2023	2022	2023	2022

Net sales	$28,648	$25,694	$76,559	$70,371

Costs of sales	20,013	19,130	54,047	57,385

Gross profit	8,635	6,564	22,512	12,986

Operating expenses:
Research and development	124	24	290	93
Selling, general and administrative expenses	5,804	5,041	15,297	11,964
Total operating expenses	5,928	5,065	15,587	12,057

Income from operations	2,707	1,499	6,925	929

Other income (expenses)
Interest expense, net	(124)	(184)	(483)	(447)
Amortization of debt discount	(6)	(3)	(17)	(10)
Other income	—	—	27	3
Total other expenses	(130)	(187)	(473)	(454)

Net income before income tax provision and income from equity method investment	2,577	1,312	6,452	475

Income from equity method investment	—	72	223	90
Income tax (provision)	(568)	(286)	(1,522)	(106)

Net income	2,009	1,098	5,153	459

Less: series B preferred dividends	—	(12)	(49)	(12)

Net Income available to common stockholders	2,009	1,086	5,104	447

Net income per common share
– basic	$0.05	$0.03	$0.14	$0.01
– diluted	$0.05	$0.03	$0.14	$0.01

Weighted average common shares outstanding
– basic	37,121	36,318	36,642	36,020
– diluted	37,646	36,615	37,088	36,349
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from August 1, 2023 through October 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 1, 2023	-	$-	-	$-	37,343	$-	(230)	$(150)	$22,912	$(6,964)	$15,798

Stock based compensation	-	-	-	-	-	-	-	-	110	-	110

Stock issued for the exercise of options and warrants	-	-	-	-	25	-	-	-	37	-	37

Net income	-	-	-	-	-	-	-	-	-	2,009	2,009

Balance, October 31, 2023	-	$-	-	$-	37,368	$-	(230)	$(150)	$23,059	$(4,955)	$17,954

For the Period from August 1, 2022 through October 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 1, 2022	-	$-	-	$-	36,318	$—	(230)	$(150)	$21,326	$(12,968)	$8,208

Stock options issued for services	-	-	-	-	-	-	-	-	16	-	16

Common stock issued for services	-	-	-	-	-	-	-	-	8	-	8

Issuance of Preferred B Shares, net of issuance costs	-	-	47	-	-	-	-	-	1,123	-	1,123

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(12)	(12)

Net income	-	-	-	-	-	-	-	-	-	1,098	1,098

Balance, October 31, 2022	-	$-	47	$-	36,318	$—	(230)	$(150)	$22,473	$(11,882)	$10,441

For the Period from February 1, 2023 through October 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2023	-	$-	55	$-	36,318	$—	(230)	$(150)	$22,724	$(10,059)	$12,515

Stock based compensation	-	-	-	-	19	-	-	-	270	-	270

Stock issued for the exercise of options and warrants	-	-	-	-	212	-	-	-	65	-	65

Conversion of series B preferred stock to common stock	-	-	(55)	-	819	-	-	-	-	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(49)	(49)

Net income	-	-	-	-	-	-	-	-	-	5,153	5,153

Balance, October 31, 2023	-	$-	-	$-	37,368	$-	(230)	$(150)	$23,059	$(4,955)	$17,954

For the Period from February 1, 2022 through October 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2022	-	$-	-	$-	35,759	$-	(230)	$(150)	$20,588	$(12,329)	$8,109

Stock options issued for services	-	-	-	-	-	-	-	-	28	-	28

Common stock issued for services	-	-	-	-	-	-	-	-	8	-	8

Stock issued for the exercise of options	-	-	-	-	57	-	-	-	26	-	26

Stock issued for the acquisition of equity investment in Chef Inspirational	-	-	-	-	502	-	-	-	700	-	700

Issuance of Preferred B Shares, net of issuance costs	-	-	47	-	-	-	-	-	1,123	-	1,123

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(12)	(12)

Net Income	-	-	-	-	-	-	-	-	-	459	459

Balance, October 31, 2022	-	$-	47	$-	36,318	$—	(230)	$(150)	$22,473	$(11,882)	$10,441
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,153	$459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	767	679
Amortization of debt discount	17	10
Amortization of right of use assets	221	273
Amortization of intangibles	692	367
Stock-based compensation	220	36
Allowance for obsolete inventory	78	-
Change in deferred tax asset	299	98
Income from equity method investment	(223)	(90)
Changes in operating assets and liabilities:
Allowance for doubtful accounts	140	-
Accounts receivable	(1,170)	735
Inventories	986	(673)
Prepaid expenses and other current assets	(179)	(111)
Security deposits	(35)	-
Accounts payable and accrued expenses	(1,851)	1,663
Operating lease liability	(237)	(261)
Net Cash Provided by Operating Activities	4,878	3,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(671)	(508)
Cash paid for investment in Chef Inspirational Foods, LLC, net	(646)	(500)
Net Cash (Used in) Investing Activities	(1,317)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds in advance of preferred stock offering	-	185
Proceeds from preferred stock offering	-	1,180
Payment of stock offering costs	-	(57)
Repayment of term loan	(1,265)	(905)
(Repayment) borrowings of line of credit, net	(890)	225
Repayment of finance lease obligations	(175)	(191)
Payment of Series B Preferred dividends	(49)	(11)
Proceeds from exercise of options	65	26
Net Cash (Used in) Provided by Financing Activities	(2,314)	452

Net Increase in Cash	1,247	2,629

Cash and cash equivalents at beginning of period	4,378	851

Cash and cash equivalents at end of period	$5,625	$3,480

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$112	$9
Interest	$477	$369

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series b preferred stock to common stock	$—	$-
Finance lease asset additions	$1,297	$72
Related party debt incurred for purchase of Chef Inspirational Foods, LLC	$2,700	$-
Non-cash consideration paid in common stock for equity investment in Chef Inspirational	$—	$700
Preferred B accrued dividends	$—	$1
Settlement of liability in common stock	$50	$-
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2023
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama’s Creations, Inc. (together with its subsidiaries, the “Company”), was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.
Our subsidiary, MamaMancini’s Inc., a Delaware Corporation (“Mamas”) is a marketer, manufacturer and distributor of beef meatballs with sauce, turkey meatballs with sauce, beef meatloaf, sausage & peppers, chicken parmesan and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-size pasta bowls, bulk deli, and packaged refrigerated protein products. Mamas products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
On December 29, 2021, the Company made two acquisitions which expanded the Company’s core product lines, occasions, and access to specific cohorts and markets. T&L Acquisition Corp, dba T&L Creative Salads, Inc. (“T&L”) and dba Olive Branch, LLC (“Olive Branch”), are related premier gourmet food manufacturers based in New York. T&L offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration (“FDA”). Olive Branch offers a full line of olives, olive mixes, and savory products to retail food chains and club stores, delis, bagel stores, caterers and provision distributors, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consisted of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments up until the Company acquired the remaining interest of CIF (the “CIF Acquisition”). On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”). Per the terms of the Membership Interest Purchase Agreement the purchase price was approximately $3.7 million, including approximately $1 million in cash at closing and $2.7 million in a promissory note. The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
The following presents the unaudited results of operations for the period February 1, 2023 through June 28, 2023 of CIF (in thousands).

For the Period February 1, 2023 through June 28, 2023
Revenues	$13,721
Net income	$931
On July 31, 2023, MamaMancini’s Holdings, Inc. filed an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” (the “Name Change”). The Name Change, which was approved by the Company’s stockholders at its annual meeting on July 31, 2023, did not alter the voting powers or relative rights of the Company Common Stock, reflects the evolution of the Company from its origins as a home style, old world Italian food company to a broader provider of all-natural specialty prepared refrigerated foods for sale in retailers around the country. On July 31, 2023, the Company also amended and restated its Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Second Amended and Restated Bylaws”).

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of October 31, 2023, and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical Consolidated Financial Statements of the Company for the years ended January 31, 2023 and 2022 included in our 2023 Form 10-K. Operating results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the year ending January 31, 2024.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.
The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. As of October 31, 2023 and January 31, 2023, the reserve for uncollectible accounts was approximately $93 thousand and $233 thousand, respectively. During the three and nine months ended October 31, 2023 the Company wrote off approximately $0 and $140 thousand of uncollectible accounts respectively.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”) and include direct material, direct labor, warehousing, and overhead costs. NRV is defined as the estimated selling prices less the costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. Inventories have been reduced by an allowance for excess, obsolete and unsaleable inventories. The allowance is an estimate based on management’s review of inventories on hand compared to estimated future usage and sales. The reserve for obsolescence as of October 31, 2023 and January 31, 2023 was approximately $110 thousand and $32 thousand respectively.
Inventories by major category are as follows (in thousands):

	October 31, 2023	January 31, 2023
Raw materials and packaging	$1,454	$1,883
Work in process	98	99
Finished goods	1,020	1,654
Total	$2,572	$3,636
Property, Plant and Equipment
Property, plant, and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.
Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the remaining lease term at the time the asset was placed in service or their estimated useful lives, whichever period is shorter.
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
As of October 31, 2023 and January 31, 2023, there were no impairment losses recognized for goodwill.

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
Research and Development
Research and development is expensed as incurred. Research and development expenses for the three months ended October 31, 2023 and 2022 were approximately $124 thousand and $24 thousand, respectively. Research and development expenses for the nine months ended October 31, 2023 and 2022 were approximately $290 thousand and $93 thousand, respectively.
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
Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	October 31, 2023	October 31, 2022
Gross Sales	$29,294	$26,045
Less: Slotting, Discounts, Allowances	646	351
Net Sales	$28,648	$25,694

	For the Nine Months Ended
	October 31, 2023	October 31, 2022
Gross Sales	$78,309	$72,025
Less: Slotting, Discounts, Allowances	1,750	1,654
Net Sales	$76,559	$70,371
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended October 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	October 31, 2023	October 31, 2022
Northeast	$9,317	$10,327
Southeast	8,225	7,397
Midwest	6,116	3,449
West	5,636	4,872
Total gross sales	$29,294	$26,045
The following table disaggregates gross revenue by significant geographic area for the nine months ended October 31, 2023 and 2022 (in thousands):

	For the Nine Months Ended
	October 31, 2023	October 31, 2022
Northeast	$27,267	$29,452
Southeast	22,113	19,550
Midwest	14,371	9,671
West	14,558	13,352
Total gross sales	$78,309	$72,025
Cost of Sales
Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include production costs, freight-in, packaging, and print production costs.
Advertising
Costs incurred for advertising for the Company are charged to selling, general and administrative expenses as incurred. Advertising expenses for the three months ended October 31, 2023 and 2022 were approximately $375 thousand and $100 thousand respectively. Advertising expenses for the nine months ended October 31, 2023 and 2022 were approximately $678 thousand and $401 thousand respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date.
Stock-based payments, excluding restricted stock, are valued using a Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock-based compensation expenses are included in cost of goods sold, selling general and administrative expenses, or research and development, depending on the nature of the services provided, in the Condensed Consolidated Statements of Operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction of additional paid in capital. Forfeiture of stock-based payment awards are recorded in the period in which they occur.
For the Nine months ended October 31, 2023, the Company issued 19,960 shares valued at approximately $50 thousand to certain employees as compensation.
For the nine months ended October 31, 2023 and 2022, when computing fair value of stock-based payments, the Company has considered the following variables:

	October 31, 2023	October 31, 2022
Risk-free interest rate	N/A	2.77%
Expected life of grants	N/A	6.5 years
Expected volatility of underlying stock	N/A	85.74%
Dividends	N/A	0%
Earnings Per Share
Basic net income per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive net income computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury-stock method and the dilutive effect of the Series B Preferred Stock is calculated using the if-converted method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, besides per share data).

	For the Three Months Ended
	October 31, 2023	October 31, 2022
Numerator:
Net income attributable to common stockholders	$2,009	1,086
Effect of dilutive securities:	—	—

Diluted net income	$2,009	$1,086

Denominator:
Weighted average common shares outstanding – basic	37,121	36,318
Dilutive securities (a):
Restricted stock	447	0
Options	78	297

Weighted average common shares outstanding and assumed conversion – diluted	37,646	36,615

Basic net income per common share	$0.05	$0.03

Diluted net income per common share	$0.05	$0.03

(a) – Anti-dilutive securities excluded:
Series B Preferred shares	-	708
Options	-	30
Warrants	-	12

	For the Nine Months Ended
	October 31, 2023	October 31, 2022
Numerator:
Net income attributable to common stockholders	$5,104	447
Effect of dilutive securities:	49	—

Diluted net income	$5,153	$447

Denominator:
Weighted average common shares outstanding – basic	36,642	36,020
Dilutive securities (a):
Restricted stock	384	-
Options	62	329

Weighted average common shares outstanding and assumed conversion – diluted	37,088	36,349

Basic net income per common share	$0.14	$0.01

Diluted net income per common share	$0.14	$0.01

(a) – Anti-dilutive securities excluded:	-	-
Series B Preferred shares	-	708
Options	-	30
Warrants	-	12
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of October 31, 2023 and January 31, 2023, the Company recognized a deferred tax asset of $419 thousand and $718 thousand, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
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
Note 3 – Property Plant and Equipment:
Property plant and equipment on October 31, 2023 and January 31, 2023 are as follows (in thousands):

	October 31, 2023	January 31, 2023
Machinery and Equipment	$4,383	$5,387
Furniture and Fixtures	252	285
Leasehold Improvements	2,924	3,480
	7,559	9,152
Less: Accumulated Depreciation	2,935	5,729
Total	$4,624	$3,423
Depreciation expense for the three months ended October 31, 2023 and 2022 amounted to approximately $255 thousand and $278 thousand, respectively. Depreciation expense for the nine months ended October 31, 2023 and 2022 amounted to approximately $767 thousand and $679 thousand, respectively.
Note 4 – Acquisition of CIF
As described in Note 1, on June 28, 2023, the Company completed the CIF Acquisition. The acquisition of the remaining interest in CIF was accounted for as an asset acquisition as substantially all of the fair value was concentrated in customer relationships. CIF’s assets (except for cash and working capital) were measured and recognized as an allocation of the transaction price based on their relative fair values as of the transaction date. The fair value of total consideration was approximately $5.2 million. The following table is a summary of the purchase price calculation (in thousands).

Cash transferred upon acquisition	$950
Related party debt issued upon acquisition	2,700
Sub-total	3,650
Carrying value of the Company’s equity method investment in CIF	1,567
Total purchase price	5,217
The allocation of the purchase price was as follows (amounts in thousands):

Cash and cash equivalents	304
Net working capital (excluding cash)	357
Customer relationships	4,556
Net assets acquired	$5,217
Note 5 – Intangible assets, net
Intangible assets, net consisted of the following at October 31, 2023 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Software	$88	$(88)	$-	-
Customer relationships	6,418	(1,082)	5,336	3.54
Tradename and trademarks	79	(48)	31	1.16
	$6,585	$(1,218)	$5,367

Intangibles, net consisted of the following at January 31, 2023 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Software	$88	$(88)	$-	-
Customer relationships	1,862	(409)	1,453	3.41
Tradename and trademarks	79	(29)	50	1.91
	$2,029	$(526)	$1,503
As described in Note 1 and 4, on June 28, 2023, the Company completed the CIF Acquisition which resulted in the recognition of Customer relationships in the amount of approximately $4.6 million.
Amortization expense for the three and nine months ended October 31, 2023 was approximately $388 thousand and $692 thousand, respectively.
Amortization expense for the three and nine months ended October 31, 2022 was approximately $137 thousand and $367 thousand, respectively.
We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

2024 (Remaining)	$382
2025	1,539
2026	1,513
2027	1,467
2028	466
Total	$5,367
Note 6 – Related Party Transactions
Promissory Note – Related Party
Upon consummation of the acquisition of T&L and Olive Branch on December 29, 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of October 31, 2023 and January 31, 2023, the outstanding balance under the note was $2.25 million, respectively, of which $750 thousand is recorded as Promissory notes – related parties and $1.5 million is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheets. For the three and nine months ended October 31, 2023 interest expense for this note was approximately $20 thousand and $60 thousand respectively. For the three and nine months ended October 31, 2022 interest expense for this note was approximately $26 thousand and $79 thousand respectively. As of October 31, 2023 and January 31, 2023, accrued interest was approximately $67 thousand and $7 thousand, respectively.
As part of the purchase price of the remaining interest in CIF, the Company agreed to pay $600 thousand to each Seller in cash by bank check(s) or wire transfer(s), without interest, on the first anniversary of the closing date and $750 thousand shall be paid by the Company to each seller in common stock of the Company, without interest, on the second anniversary of the Closing Date. As of October 31, 2023 $1.2 million is recorded as Promissory notes – related parties and $1.5 million is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheet.
Lease – Related Party
The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset.

Rent expense and other ancillary charges pursuant to the lease for the three and nine months ended October 31, 2023 was $96 thousand and $267 thousand, respectively. Rent expense and other ancillary charges pursuant to the lease for the three and nine months ended October 31, 2022 was approximately $66 thousand and $197 thousand, respectively.
Chef Inspirational Foods, LLC – Related Party
As noted above in Note 1, the Company owned a 24% minority interest in CIF (until June 28, 2023). For the period from February 1, 2023 to June 28, 2023, the Company recorded sales of approximately $10.89 million with CIF. For the period from February 1, 2022 to October 31, 2022, the Company recorded sales of approximately $5.4 million with CIF. For the nine months ended October 31, 2023 and 2022 the company recorded commission expense of approximately $175 thousand and $81 thousand, respectively. As of January 31, 2023, the Company had an account receivable balance with CIF of approximately $1.45 million. On June 28, 2023 the Company acquired the remaining interest in CIF (refer to Note 1 and 4).
Note 7 – Loan and Security Agreements
M&T Bank
The Company has a working capital line with M&T Bank (the “Credit Agreement”) with total available borrowings of $5.5 million. On July 18, 2023 the Company extended the maturity of the working capital line from June 30, 2024 to October 31, 2025. Interest is payable on the unpaid principal amount of the Loan at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement) as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.87 percentage point(s) above one-day (i.e., overnight) SOFR (as defined); (II) greater than 1.50 but less than or equal to 2.25, 3.37 percentage points above one-day SOFR; or (iii) 1.50 or less, 2.87 percentage points above one-day SOFR. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.25% and the foregoing margins shall be applied to the SOFR Index Floor. The Credit Agreement is secured by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of October 31, 2023 and January 31, 2023. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 and $890 thousand as of October 31, 2023 and January 31, 2023, respectively. During the three months ended October 31, 2023 and 2022, the Company incurred interest of approximately $1 thousand and $26 thousand, respectively, pursuant to borrowings under the Credit Agreement. During the nine months ended October 31, 2023 and 2022, the Company incurred interest of approximately $47 thousand and $47 thousand, respectively, pursuant to borrowings under the Credit Agreement.
On December 29, 2021, the Company entered into a Multiple Disbursement Term Loan with M&T Bank, which was amended and restated on October 26, 2022, for the original principal amount of $7.5 million payable in equal monthly principal installments over a 60-month amortization period (the “Term Loan Agreement”). The maturity date of the Term Loan Agreement is January 17, 2027. Interest is payable on the unpaid principal under the Term Loan Agreement at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Term Loan Agreement) as of the date of any advance under the Term Loan Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 4.12 percentage point(s) above the Variable Loan Rate (as defined in the agreement); (ii) greater than 1.50 but less than or equal to 2.25, 3.62 percentage points above Variable Loan Rate; or (iii) less than or equal to 1.50, 3.12 percentage points above Variable Loan Rate. In all events set forth at subsections (i) through (iii) in the preceding sentence, if SOFR shall at any time be less than 0.25%, one-day SOFR shall be deemed to be 0.00% and the foregoing margins shall be applied to the Variable Loan Rates. All disbursements available under the Term Loan Agreement have been previously made. As of October 31, 2023, the outstanding balance and unamortized discount of the Term Loan Agreement was approximately $4.9 million and $43 thousand, respectively. As of January 31, 2023, the outstanding balance and unamortized discount of the Acquisition Note was approximately $6.2 million and $60 thousand, respectively. During the three and nine months ended October 31, 2023, the Company incurred interest of approximately $112 thousand and $350 thousand for the Acquisition Note, respectively. During the three and nine months ended October 31, 2022, the Company incurred interest of approximately $114 thousand and $234 thousand for the Acquisition Note, respectively.

Note 8 – Concentrations
Revenues
For the nine months ended October 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 22%, 14%, and 11% of gross revenue, respectively. For the nine months ended October 31, 2022, the Company’s revenue was concentrated in three customers that accounted for approximately 26%, 13%, and 10% respectively, of gross revenue.
For the three months ended October 31, 2023, the Company’s revenue was concentrated in two customers that accounted for approximately 39% and 12%, of gross revenue, respectively. For the three months ended October 31, 2022, the Company’s revenue was concentrated in two customers that accounted for approximately 28% and 13%, respectively, of gross revenue.
Receivables
As of October 31, 2023 three customers represented approximately 40%, 11%, and 10%, of the total gross outstanding receivables. As of January 31, 2023, three customers represented approximately 20%, 15% and 11%, of total gross outstanding receivables, respectively.
Note 9 – Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of Preferred Stock, $0.00001 par value per share. The Company has designated 120 thousand shares of Preferred Stock as Series A Convertible Preferred stock. As of October 31, 2023 and January 31, 2023, no shares of Series A Convertible Preferred Stock are outstanding. The Company has designated 200 thousand shares of preferred stock, Series B Preferred Stock.
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
Holders of the Series B Preferred Stock were entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock had no voting rights. Each share of Series B Preferred Stock was convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock. The Company was able to force conversion at $2.00 per share of Common Stock at any time after 6 months after issue if the Common Stock has a closing price of $2.00 or higher in any 20 consecutive trading days. After 18 months, the Company could force holders to convert at a 20% discount to the most recent 20-day average closing price per share The Company also has the right to cause a conversion following a Fundamental Change.
On September 13, 2022, the Company closed the first round of the Series B Preferred Stock offering with the sale of 47,200 shares, raising gross proceeds of approximately $1.18 million. On November 17, 2022, the company held a final closing of its offering of Series B Preferred Stock, wherein it sold an additional 7,400 shares raising gross proceeds of $185 thousand.
As of January 31, 2023 there were 54,600 shares of Series B Preferred Stock outstanding. On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819,000 shares of Common Stock of the Company. As of October 31, 2023, no shares of Series B Preferred Stock remain outstanding.
During the three months ended October 31, 2023 and 2022, the Company paid dividends of approximately $0 thousand and $12 thousand, respectively.
During the nine months ended October 31, 2023 and 2022, the Company paid dividends of approximately $49 thousand and $12 thousand respectively.

Restricted Stock Units
During the nine months ended October 31, 2023, the Company awarded restricted stock units (“RSUs”) to certain employees and independent directors with an aggregate grant date fair value of $610 thousand. The RSUs will be expensed over the requisite service period. The terms of the RSUs include vesting provisions based solely on continued service.
The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Exercise Price
Unvested – February 1, 2023	367,647	$1.36
Granted	232,721	$2.62
Vested	(118,210)	$1.14
Forfeited	(39,773)	$1.76
Outstanding – October 31, 2023	442,385	$1.91
During the three and nine months ended October 31, 2023, the Company recognized stock-based compensation related to restricted stock units of an aggregate of approximately $98 thousand and $167 thousand, respectively, which was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the employee on the Condensed Consolidated Statement of Operations. During the three and nine months ended October 31, 2022, the Company recognized stock-based compensation related to restricted stock units of an aggregate of approximately $8 thousand, which was recorded to selling, general and administrative expenses on the Condensed Consolidated Statement of Operations.. As of October 31, 2023 there was unrecognized stock-based compensation of approximately $823 thousand related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2023	689,000	$0.77	2.95	$545
Granted	-	$-
Exercised	(231,000)	$0.53
Expired/forfeited	(333,000)	$0.67
Outstanding – October 31, 2023	125,000	$1.48	6.12	$238
Exercisable – October 31, 2023	12,500	$1.48	6.12	$24
During the three months ended October 31, 2023, there were 25,000 options exercised at a weighted average exercise price of $1.48 per share and resulted in the issuance of 25,000 shares of common stock. The Company received approximately $37 thousand for the exercise of these options.
During the nine months ended October 31, 2023, there were 231,000 options exercised at a weighted average exercise price of $0.53 per share and resulted in the issuance of 197,920 shares of common stock. The Company received approximately $65 thousand for the exercise of these options, as a portion of the options were cashless exercised.
For the nine months ended October 31, 2023 and 2022, the Company recognized stock-based compensation related to options of an aggregate of approximately $53 thousand and $28 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. For the three months ended October 31, 2023 and 2022, stock-based compensation related to options amounted to approximately $12 thousand and $16 thousand, respectively. At October 31, 2023, there was unrecognized stock-based compensation related to the issuance of options of approximately $68 thousand.

Warrants
The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2023	13,650		$2.25
Exercisable – February 1, 2023	13,650		$2.25
Granted	-	$
Exercised	13,650		$-
Outstanding – October 31, 2023	-		$-
Exercisable – October 31, 2023	-		$-
During the nine months ended October 31, 2023, the Company issued 13,650 shares of common stock upon the cashless exercise of the warrants.
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
The royalty rate payable by the Company is: 6% of net sales up to $500 thousand of net sales (as defined in the agreement) for each year under the License Agreement; 4% of net sales from $500 thousand up to $2.5 million of net sales for each year under the License Agreement; 2% of net sales from $2.5 million up to $20 million of net sales for each year under the License Agreement; and 1% of net sales in excess of $20 million of net sales for each year under the License Agreement.
In order to continue exclusivity, the Company shall pay a minimum royalty of $125,000 each year.
The Company incurred approximately $119 thousand and $117 thousand of royalty expenses for the three months ended October 31, 2023 and 2022, respectively. The Company incurred approximately $437 thousand and $392 thousand of royalty expenses for the nine months ended October 31, 2023 and 2022, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 11 –Leases
We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
We have operating leases for offices and other facilities used for our operations. We also have finance leases comprised primarily of machinery and equipment. Our leases have remaining lease terms of approximately 1 year to 8 years.

Supplemental cash flow and other information related to leases was as follows (in thousands):

	October 31, 2023	October 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(237)	$(261)
Financing cash flows from finance leases	(175)	(191)
The following table shows the weighted average lease term and weighted average discount rate for our ROU assets:

	October 31, 2023	January 31, 2023
Weighted average remaining lease term (in years)
Operating leases	6.75	7.50
Finance leases	4.69	2.60

Weighted average discount rate:
Operating leases	4.85%	4.85%
Finance Leases	6.70%	3.41%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2024 remaining	$120	$142	$262
2025	459	572	1,031
2026	355	573	928
2027	307	464	771
2028	299	495	794
Thereafter	300	1,330	1,630
Total undiscounted future lease payments	1,840	3,576	5,416
Less: imputed interest	(287)	(524)	(811)
Total present value of future lease liabilities	$1,553	$3,052	$4,605
Note 12 - Income Tax Provision
The Company’s effective tax rate for the three and nine months ending October 31, 2023 is 22.0% and 22.8% Differences with statutory rate primarily relate to state taxes. Deferred tax assets are net operating loss carryforwards and other assets.
Deferred taxes are caused primarily by net operating loss carryforwards. Net Operating Losses (“NOLs”) generated in 2017 and prior years can be carried forward for 20 years. NOLs generated in 2018 – 2020, as enacted by the CARES Act, can be carried forward indefinitely. However, NOLs generated in 2021 are also carried forward indefinitely but limited to 80% of taxable income.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of October 31, 2023 or January 31, 2023.
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
Results of Operations for the Three Months Ended October 31, 2023 and 2022
The following table sets forth the summary of the condensed consolidated statements of operations for the three months ended October 31, 2023 and 2022 (in thousands):

	For the Three Months Ended
	October 31, 2023	October 31, 2022

Net sales	$28,648	$25,694
Cost of Sales	$20,013	$19,130
Gross Profit	$8,635	$6,564
Operating Expenses	$5,928	$5,065
Other Expenses	$(130)	$(187)
Income Tax (Provision) Benefit	$(568)	$(286)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$72
Net Income	$2,009	$1,098
For the three months ended October 31, 2023 and 2022, the Company reported net income of approximately $2.0 million and $1.1 million, respectively. The change in net income between the three months ended October 31, 2023 and 2022 reflects strong sales, successful pricing actions, same-customer cross-selling, product additions, normalization of costs for commodities and other materials, freight efficiencies, and other improvements in manufacturing execution.
Net sales: Net Sales increased by approximately 11.5% to $28.6 million during the three months ended October 31, 2023, from $25.7 million during the three months ended October 31, 2022. The increase in sales is due to both volume gains and successful pricing actions. Volume gains were driven by increased demand at existing customers, the acquisition of new customers, same-customer cross-selling, the acquisition of CIF, and product additions.
Cost of sales: Cost of sales increased by approximately 5% to $20.0 million or 70% of Net Sales during the three months ended October 31, 2023, from $19.1 million or 74% of Net Sales during the three months ended October 31, 2022. The decrease in cost of sales as a percentage of Net Sales is due to improvements in procurement and manufacturing efficiencies and normalization of costs for commodities.
Gross Profit Margin: The gross profit margin was 30% and 26% for the three months ended October 31, 2023 and 2022, respectively. The change in gross profits between the three months ended October 31, 2023 and 2022 is due to successful pricing actions, improvements in procurement, manufacturing and logistics efficiencies and normalization of costs for commodities.
Operating Expenses: Operating expenses increased by 17% during the three months ended October 31, 2023, as compared to the three months ended October 31, 2022. Operating expenses increased as a percentage of Net Sales to 21% in the third quarter of fiscal 2024 compared to 20% in the same period of fiscal 2023. The $0.9 million increase in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $714 thousand related to executive and office hires;
•Advertising expenses increased by approximately $274 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products
•Amortization of intangible assets increased by approximately $251 thousand due to the acquisition of CIF;
•Professional fees and director fees increased by approximately $166 thousand due to the growth of the Company and the use of consultants for upgrades for manufacturing efficiencies as well as information technology integration (including ERP implementation);
•Freight related expenses decreased by approximately $265 thousand due to the addition of dedicated logistics employees and capabilities; and
•Bad debt expense decreased by approximately $237 thousand due to new management procedures related to accounts receivables in the prior year.
Other Expenses: Other expenses decreased by approximately $57 thousand to $130 thousand for the three months ended October 31, 2023 as compared to $187 thousand for the three months ended October 31, 2022. For the three months ended October 31, 2023, other expenses consisted of approximately $124 thousand in interest expense on the Company’s financing arrangements and approximately $6 thousand in amortization of debt discount. For the three months ended October 31, 2022, other expenses consisted of approximately $184 thousand in interest expense incurred on the Company’s financing arrangements and approximately $3 thousand in amortization of debt discount.
Results of Operations for the Nine Months Ended October 31, 2023 and 2022
The following table sets forth the summary of the condensed consolidated statements of operations for the nine months ended October 31, 2023 and 2022 (in thousands):

	For the Nine Months Ended
	October 31, 2023	October 31, 2022

Net Sales	$76,559	$70,371
Cost of Sales	$54,047	$57,385
Gross Profit	$22,512	$12,986
Operating Expenses	$15,587	$12,057
Other Expenses	$(473)	$(454)
Income Tax (Provision) Benefit	$(1,522)	$(106)
Income from equity method investment in Chef Inspirational Foods, LLC	$223	$90
Net Income (Loss)	$5,153	$459
For the nine months ended October 31, 2023 and 2022, the Company reported net income of approximately $5.2 million and $459 thousand, respectively. The change in net income between the nine months ended October 31, 2023 and 2022 reflects strong sales, successful pricing actions, same-customer cross-selling, product additions, normalization of costs for commodities, as well as other materials, freight efficiencies, and other improvements in manufacturing execution.
Net Sales: Net sales increased by approximately 9% to $76.6 million during the nine months ended October 31, 2023, from $70.4 million during the nine months ended October 31, 2022. The increase in sales is due to both volume gains as well as successful pricing actions. Volume gains were driven by increased demand at existing customers, acquisition of new customers, same-customer cross-selling, the acquisition of CIF, and product additions.
Cost of sales: Cost of sales decreased by approximately 6% to $54.0 million during the nine months ended October 31, 2023, from $57.4 million during the nine months ended October 31, 2022. The decrease in cost of sales is due to improvements in procurement and manufacturing efficiencies and normalization of costs for commodities.

Gross Profit Margin: The gross profit margin was 29% and 18% for the nine months ended October 31, 2023 and 2022, respectively. The change in gross profits between the nine months ended October 31, 2023 and 2022 is due to successful pricing actions, improvements in procurement, manufacturing and logistics efficiencies and normalization of costs for commodities.
Operating Expenses: Operating expenses increased by 29% during the nine months ended October 31, 2023, as compared to the nine months ended October 31, 2022. Operating expenses increased as a percentage of sales to 20% in the nine months ended October 31, 2023 compared to 17% in the same period ended October 31, 2022. The $3.5 million increase in total operating expenses is primarily attributable to the following:
•Payroll and related expenses inclusive of stock-based compensation increased by approximately $2.46 million related to executive and office hires;
•Insurance expenses increased by approximately $487 thousand due to the growth of the Company and increases in coverage, including enhanced cyber security;
•Amortization of intangible assets increased by approximately $325 thousand due to the acquisition of CIF;
•Professional fees and director fees increased by approximately $277 thousand due to the growth of the Company, the use of consultants to upgrade manufacturing efficiencies as well as information technology integration (including ERP implementation);
•Advertising expenses increased by approximately $278 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products
•Commission and royalty expenses increased by approximately $224 thousand due to increased sales; and
•Freight related expenses decreased by approximately $724 thousand due to the addition of dedicated logistics employees and capabilities; and
•Bad debt expense decreased by approximately $237 thousand due to new management procedures related to accounts receivables in the prior year.
Other Expenses: Other expenses increased by approximately $19 thousand to $473 thousand for the nine months ended October 31, 2023 as compared to $454 thousand for the nine months ended October 31, 2022. For the nine months ended October 31, 2023, other income (expenses) consisted of $483 thousand in interest expense on the Company’s financing arrangements and $17 thousand in amortization of debt discount, partially offset by $27 thousand in other income. For the nine months ended October 31, 2022, other expenses consisted of $447 thousand in interest expense incurred on the Company’s financing arrangements and $10 thousand in amortization of debt discount and $3 thousand of other income.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at October 31, 2023 compared to January 31, 2023 (in thousands):

	October 31, 2023	January 31, 2023	Change
Current Assets	$20,338	$15,674	$4,664
Current Liabilities	14,341	11,879	2,462
Working Capital	$5,997	$3,795	$2,202
As of October 31, 2023, we had working capital of approximately $6.0 million as compared to working capital of approximately $3.8 million as of January 31, 2023, an increase of approximately $2.2 million. The increase in working capital is primarily attributable to an increase in cash of approximately $1.2 million, and an increase of accounts receivables of approximately $4.3 million, partially offset by an increase in related party promissory notes of approximately $1.2 million, a decrease in inventory of approximately $1.1 million and an increase in accounts payable and accrued expenses of approximately $1.0 million.
Long Term Requirements
As of October 31, 2023, we have $0 outstanding under our Credit Agreement and $4.9 million outstanding under our Term Loan Agreement, with M&T Bank. The Term Loan Agreement has a maturity date of January 17, 2027. In addition we have payments of $750,000 (plus accrued interest) due on December 29, 2023, 2024, and 2025 pursuant to promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1. Note 6. In addition we have a promissory note of $2.7 million with the sellers of CIF (as discussed in Note 1). Of the $2.7 million, a payment of $1.2 million is due on June 28, 2024, and $1.5 million is payable in common stock on June 28, 2025. We also have operating leases for offices and other facilities used for our operations, and finance leases comprised primarily of machinery and equipment, as discussed in Note 11.
Cash Flows
The following table summarizes the key components of our cash flows for the nine months ended October 31, 2023 and 2022 (in thousands).

	For the Nine Months Ended October 31,
	2023	2022
	USD	USD
Net Cash Provided by Operating Activities	$4,878	$3,185
Net Cash (Used in) Investing Activities	(1,317)	(1,008)
Net Cash (Used in) Provided by Financing Activities	(2,314)	452
Net changes in cash	1,247	2,629
Cash, beginning of period	4,378	851
Cash, end of period	$5,625	$3,480
Net cash provided by operating activities for the nine months ended October 31, 2023 was approximately $4.9 million compared to net cash provided by operating activities for the nine months ended October 31, 2022 of approximately $3.2 million. The net income for the nine months ended October 31, 2023 and 2022 was approximately $5.2 million and $459 thousand, respectively. During the nine months ended October 31, 2023, net income was affected by non-cash adjustments of approximately $2.1 million and by changes in operating activities which used cash of approximately $2.3 million. During the nine months ended October 31, 2022, net income was affected by non-cash adjustments of approximately $1.4 million offset by changes in operating activities which provided cash of $1.4 million.
Net cash used in investing activities for nine months ended October 31, 2023 was approximately $1.3 million as compared to approximately $1.0 million for the nine months ended October 31, 2022, respectively. For the nine months ended October 31, 2023, the Company used cash of $671 thousand to purchase new machinery and equipment and used approximately $646 thousand for the acquisition of the remaining interest of CIF. For the nine months ended October 31, 2022, the cash used in investing activities of $508 thousand was to purchase new machinery and equipment and $500 thousand was used to purchase a 24% interest in CIF.
Net cash used in financing activities for the nine months ended October 31, 2023 was approximately $2.3 million as compared to approximately $452 thousand provided by financing activities for the nine months ended October 31, 2022. During the nine months ended October 31, 2023, the Company had repayments of approximately $890 thousand from borrowings pursuant to the line of credit, payments of the term loan and finance lease payments of approximately $1.3 million, and $175 thousand, respectively. In addition, during the nine months ended October 31, 2023, the Company received proceeds of $65 thousand for the exercise of options. During the nine months ended October 31, 2023, the Company paid dividends on the Series B Preferred stock of approximately $49 thousand. During the nine months ended October 31, 2022, the Company received net proceeds of approximately $225 thousand from borrowings pursuant to the line of credit and approximately $1.4 million from the sale of Series B Preferred Stock, which were offset by payments of the term loan and finance lease payments of approximately $905 thousand and $191 thousand, respectively.
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
As of October 31, 2023, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Since inception on February 22, 2010 and through January 31, 2023, we had raised approximately $22.7 million in capital. During this same period, we have recorded net accumulated losses totaling approximately $10.1 million. As of January 31, 2023, we had working capital of approximately $3.8 million. Our net income (loss) for the two most recent fiscal years ended January 31, 2023 and January 31, 2022 have been $2.3 million and $(252) thousand. Our ability to achieve continued profitability depends upon many factors, including our ability to develop and commercialize products. There can be no assurance that we will be able to achieve growth and profitability consistent with historical performance.
We may need additional capital, which may be difficult to raise for a variety of reasons.
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
Our products are subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products, particularly the USDA, and state and local agencies. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of our manufacturer’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on our sales and profitability.

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
Our future success depends, in large part, on our ability to implement our growth strategy of expanding distribution and improving placement of our products, attracting new consumers to our brand and introducing new product lines and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:
•enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products;
•continue to compete in conventional grocery and mass merchandiser retail channels in addition to the natural and organic channel;
•secure shelf space in key supermarket locations;
•increase our brand awareness;
•expand and maintain brand loyalty; and
•develop new product lines and extensions.
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
We currently have a limited corporate infrastructure. In order to pursue growth strategies, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:
•our ability to raise substantial amounts of additional capital if needed to fund the implementation of our business plan;
•our ability to execute our business strategy;
•the ability of our products to achieve market acceptance;
•our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;
•our ability to attract and retain qualified personnel;
•our ability to manage our third-party relationships effectively; and
•our ability to accurately predict and respond to the rapid market changes in our industry and the evolving demands of the markets we serve.
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
In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270 million shares of capital stock consisting of 20 million shares of preferred stock, par value $0.00001 per share and 250 million shares of common stock, par value $0.00001 per share.
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
The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:
•variations in our revenue and operating expenses;
•market conditions in our industry and the economy as a whole;
•actual or expected changes in our growth rates or our competitors’ growth rates;
•announcements of innovations or new products or services by us or our competitors;
•announcements by the government relating to regulations that govern our industry;
•sales of our common stock or other securities by us or in the open market; and
•changes in the market valuations of other comparable companies.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
During the Nine months ended October 31, 2023, the Company had no sales of unregistered securities.

During the Nine months ended October 31, 2023, the Company did not repurchase any Company equity securities.
Item 3. Defaults upon Senior Securities.
There has been no material default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the Three months ended October 31, 2023, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed on May 24, 2011).
3.2	Certificate of Amendment to Certificate of Incorporation of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on March 8, 2013).
3.3	Certificate of Amendment to Articles of Incorporation of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
3.4
Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 10, 2015).

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
10.1	2021 Incentive Stock and Award Plan, as Amended and Restated October 17, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023)***.
10.2	Form of Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2023)***.
10.3	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2023)***.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.
*** Denotes management contract or compensatory plan or arrangement

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: December 12, 2023	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)