Form 10-K
period 2024-01-31
Mama's Creations, Inc.
filed 2024-04-24
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
MAMA'S CREATIONS, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2023, based on a closing price of $3.71 was approximately $103,917,549.
As of April 23, 2024, the registrant had 37,263,096 shares of its common stock, 0.00001 par value per share, issued and outstanding.
Documents Incorporated by Reference: The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

FORWARD LOOKING STATEMENTS
Included in this Form 10-K are “forward-looking statements,” as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.
PART I
Item 1. Business.
Our History
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), was originally organized on July 22, 2009 as a Nevada corporation called Mascot Properties, Inc. (“Mascot”).
On February 22, 2010, MamaMancini’s LLC was formed as a limited liability company under the laws of the state of New Jersey in order to commercialize our initial products. On March 5, 2012, the members of MamaMancini’s LLC exchanged their equity for shares in MamaMancini's Inc., a Delaware Corporation ("MamaMancini's").
On January 24, 2013, pursuant to an Acquisition Agreement and Plan of Merger, Mascot Properties Acquisition Corp, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), merged with and into MamaMancini’s, resulting in MamaMancini's becoming a wholly owned subsidiary of the Company (the “Merger”). On March 8, 2013, Mascot received notice from the Financial Industry Regulatory Authority (“FINRA”) that its application to change its name and symbol had been approved effective Monday, March 11, 2013, Mascot began trading under its new name, “MamaMancini’s Holdings, Inc.” and under the symbol “MMMB.”
On November 1, 2017, the Company acquired Joseph Epstein Food Enterprises, Inc., a New Jersey corporation and manufacturer of food products (“JEFE”), pursuant to a merger with MMMB Acquisition, Inc., a Nevada corporation and wholly owned subsidiary of MamaMancini’s.
On December 29, 2021, the Company completed two additional acquisitions – T&L Creative Salads (“T&L” or “T&L Creative Salads”) and Olive Branch, LLC (“OB” or “Olive Branch”), which are related gourmet food manufacturers based in New York, for a combined purchase price of $14.0 million, including $11.0 million in cash at closing and $3.0 million in a promissory note (the “Note”). The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. The Note holder is T&L Creative Salads Inc., and it is guaranteed by the Company. The cash payment was funded through cash on hand and a $7.5 million acquisition loan from M&T Bank. Anthony Morello, Jr. remained as President of T&L.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note.
Reflecting the evolution of the Company from its origins as a home style, old world Italian food company to a broader provider of products featuring all-natural specialty prepared refrigerated foods for sale in retailers around the country, on July 31, 2023, the Company changed its name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” and began trading under its new ticker symbol "MAMA" on August 2, 2023.

Our Company

Mama’s Creations is a leading marketer and manufacturer of fresh deli-prepared foods, found in over 8,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy-to-prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
Mama’s Creations’ roots go back to our founder, Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old-world Italian recipes that were handed down to her grandson, Dan Dougherty. Over time, we have expanded our core product lines through acquisitions and internal development and today our product line includes all-natural specialty prepared refrigerated foods for sale in retailers around the country. Our primary products include beef and turkey meatballs, meat loaf, chicken, sausage-related products and pasta entrees.
Our products include the Mama Mancini's brand featuring many all-natural meals that contain a minimum number of ingredients, many of which are derived from the original recipes of Anna “Mama” Mancini. Our products appeal to health-conscious consumers who seek to avoid artificial flavors, synthetic colors and preservatives that are used in many conventional packaged foods.
The United States Department of Agriculture (the “USDA”) defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of MamaMancini’s products were submitted to the USDA and approved as all-natural. The Food and Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” label claim that “explains what is meant by the term natural, i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed.” The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all-natural” can be used if the FSIS approves your product and label claims. The Company’s all-natural product and label claims have been approved by the FSIS to contain the all-natural label.
Our products are principally sold to supermarkets, club chains, and mass-market retailers. We currently have more than 50 product offerings across our beef, chicken, salad and olive portfolios that are packaged in different sized retail and bulk packages. Our products are principally sold in the deli section of the supermarket, including hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections. Our products are also sold in the fresh meat section. We sell directly to both food retailers and food distributors.
Finally, we also sell our products on QVC through live on-air offerings, auto ship programs and for everyday purchases on their website. QVC is the world’s largest direct to consumer marketer.
Olive Branch concentrates on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers. Olive Branch products are manufactured at the same facility as T&L in Farmingdale, NY.
Industry Overview
Our products are considered specialty prepared foods, in that they taste great, are authentic and are made with high-quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including deli-prepared foods, and the specialty meat segment of the meat department.
Our Strengths
We believe that the following strengths differentiate our products and our brands:
•Authentic recipes and great taste. Our MamaMancini’s products are founded upon Anna “Mama” Mancini’s old-world Italian recipes. We believe the authenticity of our products has enabled us to build and maintain loyalty and trust among our current customers and will help us attract new customers. Additionally, we continuously receive positive customer testimonials regarding the great taste and quality of our products.
•Healthy and convenient. Our products are made only from high-quality natural ingredients. Our products are also simple to prepare. Virtually every product we offer is ready-to-serve within 10 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our products can be prepared quickly and easily.
•Great value. We strive to provide our customers with great tasting products using healthy ingredients at an affordable price, many of which are all-natural. Typical retail prices range from $7.99 to $9.99 per pound for freshly prepared products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.
•New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride ourselves on our traditional beef and turkey meatballs and grilled chicken offerings, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for healthy ingredients and great taste.
Customers/Management
•Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with healthy or all-natural ingredients. Consumers have actively communicated with us through our website and/or social media channels. We believe that this consumer interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.
•Agile customer support: We meet the needs of not just our end consumers but also our customers and retail partners. Having a strong track record of more than 15 years, our retail partners trust our quality and can rely on our service. Through T&L Creative Salads and Olive Branch, we now serve as a “one stop shop” deli solution for them. Tangibly, this means that retail buyers don’t need to manage dozens of specialty suppliers on a daily basis, but rather call Mama’s Creations to deliver all of their proteins, salads, sandwiches and entertaining needs.
•Experienced leadership. We have a proven and experienced senior management team. In September of 2022, Adam L. Michaels was named Chief Executive Officer (“CEO”) and was subsequently named Chairman of the Board effective February 1, 2023. Adam is an experienced food industry executive and former management consultant with broad experience transforming consumer-focused companies. Previously, Adam served with Mondelez International, a multinational food and beverage company with operations in over 150 countries. In addition, Anthony Gruber was named Chief Financial Officer (“CFO”) in September of 2022. Anthony Gruber is a financial executive with significant experience leading and optimizing finance organizations in the consumer products arena. Previously, Anthony served as Chief Financial Officer of De’Longhi America, Inc., the North American subsidiary of the Italian appliance manufacturer De'Longhi S.P.A. known for its espresso machines. Anthony also served as Vice President of Finance and Chief Financial Officer of Richemont North America, Inc., the North American subsidiary of the Swiss-based luxury goods company, where he managed all finance activities for North America and was integral in integrating brands into its shared service platform.
Our Growth Strategy
We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:
•Build Breadth & Depth of Distribution: We believe our brands MamaMancini’s, T&L Creative Salads & Olive Branch are still under penetrated in existing sales channels, under-SKU’d in existing stores and have the potential to enter new channels. We will leverage our strong brand, superior quality and high-touch service to list more of our items in existing customers as well as enter new customers. In addition, we will be leveraging our existing customer relationships to cross-sell our newly acquired brands, thereby driving larger consumer baskets, expanding promotional opportunities, and driving down freight charges, as we are shipping more Mama’s items to the same locations.
•Launch Consumer-Driven Innovation: As we become even more consumer-focused, we seek to understand consumers’ unmet deli needs. We will passionately understand our consumers and develop incremental sales opportunities. We will seek to develop products that capture incremental occasions, incremental consumer groups and incremental sales channels. For example, our new Meatballs in a Cup offering (1) provides for a “new for us” snacking occasion incremental to our current meal offerings, (2) provides an attraction to a younger on-the-go consumer audience, and (3) provides for an incremental sales channel with entry into the Convenience Store channel.
•Pursue Accretive, Complementary Acquisitions: We plan to identify and integrate major acquisitions in new deli categories when opportunities arise, capitalizing on the highly fragmented nature of the fresh prepared foods space. Ideal acquisition opportunities might bring incremental/accretive manufacturing capabilities, incremental capabilities within a new deli sub-category, strengthen our distribution capabilities, and/or enhance our management capabilities.
•Become the One Stop Shop Deli Solution: We believe the Company has the potential to achieve $1 billion in sales through a combination of accretive acquisitions of complementary companies and organic growth, spurred by cross-selling and new product innovation. As the Company builds national scale, expands breadth of deli offerings and maintains exceptional quality and service, the Company will realize our vision.
Pricing
Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices range from $7.99 to $9.99, for prepared food products sold to delis or hot bars. Increases in raw material costs, among other factors, may lead us to consider price increases in the future.
Suppliers/Manufacturers
As of January 31, 2024, approximately 95% of our products are internally produced in our East Rutherford, NJ or Farmingdale, NY facilities. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. All of the raw materials and ingredients in our products are readily available and are readily ascertainable by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.
Sales/Brokers
Our products are sold primarily through a commission broker network. We sell to large retail chains who direct our products to their own warehouses or to large food distributors.
The Company increased its sales management efforts with the result that the Company is now actively soliciting business with almost every major retail supermarket chain in the country. The Company’s products are currently sold nationwide.
Marketing
The majority of our marketing activity has been generated through promotional discounts, consumer trials, consumer product tastings and demonstrations, in-store merchandising and signage, couponing, word of mouth, consumer public relations, social media, special merchandising events with retailers and consumer advertising.
Based on the Company’s metrics for determining brand awareness, which include market studies and analysis of consumer recognition of the MamaMancini’s brand, the Company believes that brand awareness for MamaMancini’s has grown in the past 12 months.
Competition
The gourmet and specialty prepared food industry is fragmented and has many private competitors specializing in various types of cuisine from all over the world. While our product lines have historically been concentrated on Italian specialty foods, with our recent acquisitions, we have moved beyond Italian to provide a ‘one stop shop’ for our deli partners. While it is our contention that our competition is much more limited than the prepared food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire pre-packaged food industry. We believe our principal competitors include Quaker Maid, Hormel, Rosina Company, Inc., Casa Di Bertacchi, Inc., Farm Rich, Inc., Mama Lucia, Buona Vita, Inc., Taylor Farms, Kings Command, DeLallo Foods, and Gourmet Boutique.

Intellectual Property
Our current intellectual property consists of trade secret recipes and cooking processes for our products and five trademarks for “MamaMancini’s,” “The Meatball Lovers Meatball,” “The Original Meatball in a Cup,” "The Olive Branch," and “Mama's Creations.” The recipes and use of the trademarks have been assigned in perpetuity to the Company.
We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We will also use technical measures to protect our proprietary rights.
Human Capital

As of January 31, 2024, we had 197 full-time employees and one part-time employee. Currently, none are covered by collective bargaining agreements.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through grants of stock-based compensation and cash-based performance bonus awards.
Royalty Agreement
In accordance with a Development and License Agreement (the “Development and License Agreement”) entered into on January 1, 2009 with Dan Dougherty relating to the use of his grandmother’s recipes for the products to be created by Mama’s, Mr. Dougherty granted us a 50-year exclusive license (subject to certain minimum payments being made), with a 25-year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, Mr. Dougherty shall develop a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Mr. Dougherty shall work with us to develop Licensor Products that are acceptable to us. Upon acceptance of a Licensor Product by us, Mr. Dougherty’s trade secret recipes, formulas, methods and ingredients for the preparation and production of such Licensor Products shall be subject to the Development and License Agreement. In connection with the Development and License Agreement, we pay Mr. Dougherty a royalty fee on net sales.
USDA Approval/Regulations
Our food products, which are manufactured both in our own manufacturing facilities and in third-party facilities, are subject to various federal, state and local regulations and inspections regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey and the State of New York, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our manufacturing processing facilities and products are subject to periodic inspection by federal, state, and local authorities. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the Food and Drug Administration ("FDA") and USDA.
We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA as well as related legislation, including the Food Safety Modernization Act. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMPs, and specifies the recipes for certain foods. Specifically, the USDA defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of our Mama Mancini’s products were submitted to the USDA and approved as “all-natural.” However, should the USDA change its definition of “all-natural” at some point in the future, or should Mama’s change these existing recipes to include ingredients that do not meet the USDA’s definition of “all-natural,” we may need to modify our labeling and our results of operations could be adversely affected.
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
Our manufacturing facilities are certified in the Safe Quality Food Program ("SQF") as level II facilities. These standards are integrated food safety and quality management protocols designed specifically for the food sector and offer a comprehensive methodology to manage food safety and quality simultaneously. Certification provides an independent and external validation that a product, process or service complies with applicable regulations and standards.
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

Where You Can Find More Information

Our website address is https://mamascreations.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). These filings are also available to the public at www.sec.gov.
Item 1A. Risk Factors
Risks Related to our Business
We have a limited history of profitability.
Since inception on February 22, 2010 and through January 31, 2024, we have raised approximately $23.3 million in capital. During this same period, we have recorded net accumulated losses totaling approximately $3.5 million. As of January 31, 2024, we had working capital of approximately $6.9 million. Our net income for the two most recent fiscal years ended January 31, 2024 and January 31, 2023 has been approximately $6.6 million and $2.3 million, respectively. Our ability to achieve continued profitability depends upon many factors, including our ability to develop and commercialize products. There can be no assurance that we will be able to achieve growth and profitability consistent with historical performance.

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

Because we depend on a limited number of customers for a significant portion of our sales, a loss of a small number of these customers could materially adversely affect our business and financial condition. During the twelve months ended January 31, 2024, the Company earned revenues from three customers representing approximately 26%, 11%, and 10% of gross sales. As of January 31, 2024, four customers represented approximately 20%, 15%, 13%, and 10% of total gross outstanding receivables, respectively. During the twelve months ended January 31, 2023, the Company earned revenues from two customers representing approximately 25% and 13% of gross sales. As of January 31, 2023, three customers represented approximately 20%, 15% and 11% of total gross outstanding receivables. If these principal customers cease ordering products from us, our business could be materially adversely affected.

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

Our operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”), U.S. Department of Agriculture (“USDA”), Federal Trade Commission (“FTC”) and other governmental entities and such regulations are subject to change from time to time, which could impact how we manage our production and sale of products. Federal budget cuts could result in furloughs for government employees, including inspectors and reviewers for our suppliers' plants and products, which could materially impact our ability to manufacture regulated products.

Our food products, which are manufactured in facilities that are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMPs, and specifies the recipes for certain foods. Specifically, the USDA defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of our Mama Mancini's products were submitted to the USDA and approved as “all-natural.” However, should the USDA change its definition of “all-natural” at some point in the future, or should the Company change these existing recipes to include ingredients that do not meet the USDA’s definition of “all-natural,” we may need to change our labeling and our results of operations could be adversely affected.

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

Our products include agricultural commodities such as tomatoes, onions, and meats and other items such as spices and flour, as well as packaging materials such as plastic, metal, paper, fiberboard, and other materials and inputs such as water, in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, potential impact of climate change, increased demand for biofuels, or other unforeseen circumstances. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of our operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.

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
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Adam L. Michaels, our Chief Executive Officer and Chairman, and Anthony Gruber, our Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a materially adverse effect on our business.

A large proportion of our revenue is from a few key customers, and the loss of any key customer could cause a significant decline in our revenues.

In fiscal year ended January 31, 2024, we had sales to three customers that comprised approximately 26%, 11%, and 10%, respectively. The loss of any of these customers or any other significant customer, or the renewal of business on less favorable terms, would have a material adverse impact on our business and results of operations. Due to our customer concentration, if one or more of our major customers were to experience difficulties in fulfilling their obligations to us, cease doing business with us, significantly reduce the amount of their purchases from us, favor competitors or new entrants or change their purchasing patterns, our business may be harmed.

The failure of new product or packaging introductions to gain trade and consumer acceptance and address changes in consumer preferences could adversely affect our sales.

Our success is dependent upon anticipating and reacting to changes in consumer preferences, including health and wellness. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. Moreover, success is dependent upon our ability to identify and respond to consumer trends through innovation. We may be required to increase expenditures for new product development, and there is no guarantee that we will be successful in developing new products or improving upon products already in existence. Additionally, our new products may not achieve consumer acceptance and could materially negatively impact sales.

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

As a smaller supplier, we may not sell in enough bulk in certain stores, and as such our products may not be placed in the most ideal locations to catch the attention of end consumers. If we are unable to gain significant sales growth, our products may never be displayed in the most attractive locations in stores and our sales may suffer.
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

We currently carry product liability insurance. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.

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

Our business is largely based upon our recipes, which are trade secrets and are not patentable. We may be unable to keep other companies from copying our recipes, or we may be subject to legal actions alleging intellectual property infringement, unfair competition or similar claims against us. Companies may have intellectual property rights covering aspects of our technologies or businesses. Defending ourselves against intellectual property infringement or similar claims would be expensive and would divert management’s attention. Additionally, there is no assurance that we would be successful in defending ourselves against such claims.

Cyberattacks impacting our computer networks or information technology systems could have an adverse impact on our business.

Cyberattacks, including through the use of ransomware, denial of service attacks, malware, computer viruses, and other means for obtaining unauthorized access to or disrupting the operation of our computer networks or information technology systems and those of our suppliers and/or vendors, could have an adverse impact on our business. Cyberattacks may cause equipment failures, loss of information, as well as disruptions to our or our customers’ operations. Cyberattacks against companies have increased in frequency, scope, and potential harm in recent years. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient in the future. In addition, as our company grows in size, we may become more of a target for these types of attacks. Moreover, the rapid evolution and increased adoption of new technologies, such as artificial intelligence, may intensify our cybersecurity risks.

The inability to operate or use our information technology systems or those of our suppliers or vendors, even for a limited period of time, may result in significant expenses and/or a loss of market share.

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

Furthermore, if our common stock ceases to be listed on the Nasdaq Capital Market or other national exchange, holders may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270 million shares of capital stock, consisting of 20 million shares of preferred stock, par value $0.00001 per share and 250 million shares of common stock, par value $0.00001 per share.

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

We do not expect to pay dividends.

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material impact on our business and stock price.

We may identify material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remedied. Implementing any changes to our internal control may require specific compliance training of our employees and officers, involve significant costs, and/or take significant time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable and increase our operating costs.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 1C. Cybersecurity.

Cybersecurity is an important part of our risk management program for our Board of Directors and management. Our Board of Directors, through the Audit Committee, oversees management's approach to managing cybersecurity risks. The Audit Committee, comprised solely of independent directors, is charged with overseeing the Company’s risk management program, including cybersecurity matters.

The Company also maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through internal management and external service providers. Our cybersecurity risk management and strategy processes are led by our Chief Administrative Officer. This individual has over 30 years of prior work experience in various roles involving managing information systems and security, developing information security strategy, implementing effective information and cybersecurity programs, as well as a degree focusing on computer science. The Chief Administrative Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management and participation in the Company’s cyber security risk management and strategy processes including the operation of our incident response plan. This management team member routinely discusses trends in cyber risks and our strategy with management and reports to the Audit Committee of our Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.

We use a risk-based approach to identify, assess, protect, detect, respond to and recover from cybersecurity threats. Our information security program includes, among other aspects, antivirus and malware protection, encryption and access control, and employee training. Risks identified by the Chief Administrative Officer and other cybersecurity personnel are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. The Chief Administrative Officer also periodically discusses trends in cyber risks and our strategy with our Audit Committee and management.

In addition, we engage independent third-party cybersecurity providers for testing and vulnerability detection. We regularly engage with these providers to aid in the identification and remediation of potential threats. We also endeavor to apprise employees of emerging risks and provide security awareness trainings and supplemental trainings as needed.

Material cybersecurity incidents are required to be reported to the Board of Directors. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties.
Our principal executive office is located at 25 Branca Road East Rutherford, NJ 07073. We currently lease 24,213 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd for a current rent of $17,655 per month. The lease term runs through August 31, 2024. In addition, we lease an additional 6,072 square feet of space at 355 Murray Hill Parkway, NJ from CLN Associates, LLC for a current rent of $9,361 per month. We currently lease 20,188 square feet in a fully contained facility at 148 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., President of T&L, as well as individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with current rent of $20,200 per month. In addition, we lease an additional 10,000 square feet of space at 155-B Allen Blvd, NY from 1320 Entertainment Inc. for a current rate of $16,667 per month. The lease term runs through April 30, 2029.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information
Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “MAMA.” From July 2022 to July 2023 shares of our common stock were quoted on the Nasdaq Capital Market under the symbol "MMMB."
(b)Holders
As of April 24, 2024, there were approximately 44 record holders of our common stock and there were 37,263,096 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.
(c)Dividends
Series B Preferred Stock. The holders of Series B Preferred Stock, while outstanding were entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for such purpose, an accruing cumulative dividend, in preference to any dividend on the Common Stock, at an annual rate of eight percent (8%) of the Original Purchase Price, payable monthly. During the year ended January 31, 2024, $49 thousand of dividends were declared and paid for Series B Preferred stock. As of January 31, 2024 there are no shares of Series B Preferred stock issued and outstanding.
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
Recent Sales of Unregistered Securities
For the period from February 1, 2023 through January 31, 2024 there were no sales of unregistered securities.
Repurchases of Securities
During the year ended January 31, 2024, the Company did not repurchase any Company securities.
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

Overview
Mama’s Creations, Inc. (“Mama’s,” “Mama’s Creations” or the “Company”) is a leading marketer and manufacturer of fresh deli prepared foods, found in over 8,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy to prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.

Recent Developments
On June 28, 2023, the Company completed the acquisition of the remaining 76% of Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods for approximately $3.7 million, including approximately $1.0 million in cash at closing and $2.7 million in a promissory note (the "CIF Acquisition"). The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date. The CIF Acquisition was accounted for as an asset acquisition as substantially all of the fair value was concentrated in customer relationships. The Company had previously acquired a 24% minority interest in CIF in June 2022.

Results of Operations for the Years Ended January 31, 2024 and 2023
The following table sets forth the summary of the consolidated statements of operations for the years ended January 31, 2024 and 2023 (in thousands):

	For the Years Ended
	January 31, 2024	January 31, 2023

Sales - Net of Slotting Fees and Discounts	$103,284	$93,188
Gross Profit	$30,333	$19,418
Operating Expenses	$21,443	$16,595
Other Income (Expenses)	$(544)	$(653)
Income Tax Provision	$(2,008)	$(9)
Income from equity method investment in Chef Inspirational Foods, LLC	$223	$143
Net Income	$6,561	$2,304
For the years ended January 31, 2024 and 2023, the Company reported net income of approximately $6.6 million and $2.3 million, respectively. The change in net income between the years ended January 31, 2024 and 2023 reflects strong revenue growth, normalization of costs for commodities and other materials, freight optimization, improvements in manufacturing efficiencies, as well as the CIF Acquisition, which allowed the Company to sell its products to the end retailer, wholesaler, and/or distributor.
Sales - Net of Slotting Fees and Discounts: Sales, net of slotting fees and discounts increased by approximately 11% to $103.3 million for the year ended January 31, 2024, from $93.2 million for the year ended January 31, 2023. The increase is due to higher volume of sales and introduction of new products at existing customers, successful pricing actions, and the acquisition of Chef Inspirational Foods, LLC, which allowed the Company to sell its products to the end retailer, wholesaler, and/or distributor.
Gross Profit: The gross profit margin was 29% and 21% for the years ended January 31, 2024 and 2023, respectively. The increase in gross profit margin is due to normalization of commodity costs, successful pricing actions, higher utilization and investments in the Company's manufacturing facilities, as well as the CIF Acquisition.

Operating Expenses: Operating expenses increased by 29% during the year ended January 31, 2024, as compared to the year ended January 31, 2023. Operating expenses increased as a percentage of sales to 21% in 2024 compared to 18% in 2023. The approximate $4.8 million increase in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation rose by approximately $3.3 million related to executive and SG&A hires;
•Amortization of intangible assets increased by approximately $598 thousand due to the CIF Acquisition;
•Insurance expenses rose by approximately $581 thousand due to the growth of the Company and increases in coverage levels;
•Advertising expenses increased by approximately $550 thousand due to new strategies and an enhanced focus on marketing to help drive increased velocities of our existing products
•Commission Expenses rose by approximately $251 thousand due to increased sales;
•Freight-related expenses decreased by approximately $885 thousand due to the addition of dedicated logistics employees and capabilities, increased sales to major retailers, wholesalers and distributors, as well as load-sharing between the Company's two manufacturing facilities;
•Allowance for credit losses decreased by approximately $373 thousand due to our establishment of a reserve in the prior year.
Other Income (Expenses): Other expenses decreased by approximately $109 thousand to approximately $544 thousand for the year ended January 31, 2024, as compared to approximately $653 thousand for the year ended January 31, 2023. The decrease is mainly due to a decrease in interest expense of approximately $85 thousand, which was a result of lower debt balances outstanding as well as higher interest earned on Company cash balances.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital:
The following table summarizes total current assets, liabilities and working capital at January 31, 2024 compared to January 31, 2023 (in thousands):

	January 31, 2024	January 31, 2023	Change
Current Assets	$23,566	$15,674	$7,892
Current Liabilities	16,690	11,879	4,811
Working Capital	$6,876	$3,795	$3,081
As of January 31, 2024, we had working capital of approximately $6.9 million as compared to working capital of approximately $3.8 million as of January 31, 2023, an increase of approximately $3.1 million. The increase in working capital is primarily attributable to an increase in cash of approximately $6.6 million, an increase in accounts receivable of approximately $1.0 million due to increased sales, and an increase in prepaid expenses and other current assets of approximately $547 thousand, due to deposits placed for machinery and equipment, partially offset by better cash management, which resulted in an increase in accounts payable and accrued expenses of approximately $3.4 million, and an increase in Promissory notes - related parties of $1.2 million due to the CIF Acquisition.
Long term Requirements:
As of January 31, 2024, we have $0 outstanding under our Line of Credit Agreement and approximately $4.5 million outstanding under our Term Loan Agreement with M&T Bank (the "Term Loan Agreement"). The Term Loan Agreement

has a maturity date of January 17, 2027. In addition we have payments of $750 thousand (plus accrued interest) due on December 29, 2024, and December 29, 2025 pursuant to promissory notes issued to the sellers of T&L Creative Salads ("T&L") and Olive Branch LLC ("Olive Branch"), as discussed in Item 8, Note 5. In addition we have a promissory note of $2.7 million with the sellers of CIF as discussed in Item 8, Note 5. Of the $2.7 million, a payment of $1.2 million is due on June 28, 2024, and $1.5 million is payable in common stock on June 28, 2025. We also have operating leases for offices and other facilities used for our operations, and finance leases comprised primarily of machinery and equipment, as discussed in Item 8, Note 10.
Cash Flows:
The following table summarizes the key components of our cash flows for the years ended January 31, 2024 and January 31, 2023 (in thousands).

	For the Years Ended January 31,
	2024	2023
	USD	USD
Net Cash Provided by Operating Activities	$11,621	$5,509
Net Cash (Used in) Investing Activities	(1,432)	(1,093)
Net Cash (Used in) Financing Activities	(3,545)	(889)
Net changes in cash	6,644	3,527
Cash and cash equivalents, beginning of period	4,378	851
Cash and cash equivalents, end of period	$11,022	$4,378
Net cash provided by operating activities for the year ended January 31, 2024 was approximately $11.6 million compared to net cash provided by operating activities for the year ended January 31, 2023 of approximately $5.5 million. Net income for the years ended January 31, 2024 and 2023 was approximately $6.6 million and $2.3 million, respectively. During the year ended January 31, 2024, net income was affected by non-cash adjustments of approximately $2.8 million and by changes in operating activities which provided cash of approximately $2.2 million. During the year ended January 31, 2023, net income was affected by non-cash adjustments of approximately $1.7 million and changes in operating activities which used cash of approximately $1.5 million.
Net cash used in investing activities for the years ended January 31, 2024 was approximately $1.4 million as compared to approximately $1.1 million for the year ended January 31, 2023, respectively. For the year ended January 31, 2024, the Company used cash of approximately $786 thousand to purchase new machinery and equipment. In addition, the Company paid net cash of approximately $646 thousand for the CIF Acquisition. For the year ended January 31, 2023, the cash used in investing activities of approximately $593 thousand was to purchase new machinery and equipment and $500 thousand for the acquisition of the minority interest in CIF in 2022.
Net cash used in financing activities for the year ended January 31, 2024 was $3.5 million as compared to $0.9 million for the year January 31, 2023. During the year ended January 31, 2024, the Company had payments of the term loan, line of credit, related party loan, and finance lease liabilities of approximately $1.7 million, $890 thousand, $750 thousand, and $272 thousand, respectively. During the year ended January 31, 2023, the Company had net borrowings from the line of credit of approximately $125 thousand and received proceeds of approximately $1.4 million from the sale of Series B Preferred Stock. This was offset by payments of the term loan, related party loan, and finance lease liabilities of approximately $1.3 million, $750 thousand, and $235 thousand, respectively.
Although the expected revenue growth and control of expenses lead management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through April 26, 2025, based on current and projected levels of operations, the Company may require additional funding to finance growth and achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so.

Recent Accounting Pronouncements
See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, valuation of the CIF Acquisition (which was accounted for as an asset acquisition as substantially all of the fair value is concentrated in customer relationships), the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.
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
Goodwill
Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.
When performing its quantitative annual goodwill impairment test the Company is comparing the fair value with its carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The fair value is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.
As of January 31, 2024, there were no impairment losses recognized for goodwill.
Other Intangibles
Amortizable intangible assets, including tradenames and trademarks, are amortized on a straight-line basis over 3 years. Customer relationships are amortized on a straight-line basis over 4 to 5 years.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).
The Company’s sales are primarily generated from the sale of finished products to customers. Revenue is recognized when the performance obligation is satisfied, and the promised goods have been transferred. Control transfers when the product is shipped or delivered based upon applicable shipping terms. For each contract, the Company considers the transfer of product to be the performance obligation. Although some payment terms may be extended, generally the Company’s payment terms are approximately 15- 30 days. Accordingly, there is no significant financing components to consider when determining the transaction price. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of January 31, 2024.
Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model or Monte Carlo simulation to determine the fair value of equity-based grants, excluding restricted stock. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk-free rates, future dividend yields and estimated forfeitures at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no reportable events under this item for the year ended January 31, 2024.
Item 9A. Controls and Procedures.
(a)EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
On April 12, 2024, the Company evaluated, with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
Management assessed the effectiveness of its internal control over financial reporting as of January 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2024.
(c)CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended January 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table discloses our directors and executive officers as of April 23, 2024.

Name	Age	Position

Adam L. Michaels	47	Chief Executive Officer and Chairman of the Board of Directors

Anthony J. Gruber	55	Chief Financial Officer

Steven Burns	63	Chief Administrative Officer and Director

Alfred D’Agostino	69	Director

Thomas Toto	68	Director

Dean Janeway	80	Director

Meghan Henson	54	Director

Shirley Romig	46	Director

Lynn Blake	57	Director
Adam Michaels was appointed Chief Executive Officer and a member of the Board of Directors of the Company effective September 6, 2022 and was appointed Chairman of the Board effective February 1, 2023.
Mr. Michaels is an experienced food industry executive and former management consultant. Prior to joining the Company, Adam worked at Mondelez International, a multinational food and beverage company. Over nine years, he held numerous roles with increasing responsibility at Mondelez across Supply Chain, Commercial Sales & Marketing, and Strategy. Adam was most recently responsible for M&A and Commercial activities within North American Ventures – a business unit comprised of smaller, high-growth brands. Before joining Mondelez, Adam was a Principal at Booz & Company, a management consulting firm, for seven years, where he specialized in the Food & Beverage sector.
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
Anthony J. Gruber was appointed Chief Financial Officer of the Company in September 2022. Mr. Gruber served as Chief Financial Officer from 2019 to 2021 of De’Longhi America, Inc., an appliance manufacturer known for its espresso machines, which is the North American subsidiary of the Italian parent, De’Longhi S.p.A. He successfully restructured the Finance function for the 120-employee company with annual revenues of approximately $400 million.
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
Mr. Gruber earned a BS, Accounting from the University of Bridgeport, Bridgeport, CT.
Steven Burns has been Executive Vice President of the Company since February 1, 2020. He was appointed the Company's Chief Administrative Officer of the Company on October 9, 2023. He has over 30 years of experience in the investment, management and operations transformation across industries including high quality and healthy food services, real estate, clean and efficient energy sources and healthcare technology. Mr. Burns has served as a director of the Company from February 2010 through the present. Prior to that, for a period of 24 years he worked at and was senior executive at Accenture where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.
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
Alfred D’Agostino has over 35 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. D’Agostino has served as a director of the Company from February 2010 through the Present. Beginning in March 2001 and still presently, he serves as the President for WorldWide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 1995 until February 2001 as Vice-President of the perishable business unit at Marketing Specialists, a nationwide food brokerage. Previously, from February 1987 until August 1995 he worked as a Partner for the perishable division of Food Associates until its merger with Merket Enterprises.
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
Mr. D’Agostino received his B.S. in Business Management from the City College of New York in 1974.
Dean Janeway has served as a director of the Company since 2012. Mr. Janeway is an executive with more than 40 years of broad leadership skills and extensive experience in the areas of corporate strategy, business development, operational oversight and financial management. From 1966 through 2011, Mr. Janeway served in various positions at Wakefern Food Corp., the largest retailer- owned cooperative in the United States. From 1966 through 1990, Mr. Janeway advanced through various positions of increasing responsibility including positions in Wakefern’s accounting, merchandising, dairy-deli, and frozen foods divisions. From 1990 through 1995 Mr. Janeway provided oversight for all of Wakefern’s procurement, marketing, merchandising, advertising and logistics divisions. From 1995 until his retirement in 2011, Mr. Janeway served as President and Chief Operating Officer of Wakefern providing primary oversight for the company’s financial and treasury functions, human resources, labor relations, new business development, strategic acquisitions, government relations, corporate social responsibility, sustainability initiatives and member relations. Mr. Janeway previously served as the chairman for the National Grocers Association from 1993 through 2001. From 2009 through the present, Mr. Janeway has served as the Chairman of the Foundation for the University of Medicine and Dentistry of New Jersey.
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
Mr. Janeway received his B.A. in Marketing from Rutgers University.

Thomas Toto has over 40 years of experience in the management and ownership of food brokerage and food distribution companies. Mr. Toto has served as a director of the Company from February 2010 through the Present. From June 2009 to May 2022, he served as the Senior Business manager for World Wide Sales Inc., a perishable food broker that services the New York / New Jersey Metropolitan and Philadelphia marketplace. Prior to this he worked from September 2007 until May 2009 as a Division President for DCI Cheese Co., a private equity owned company that imported and distributed various kinds of cheeses and dairy products. Previously from March 1993 until September 2007 he was the President and owner of Advantage International Foods Corporation, where he ran the day-to-day operations of marketing, and distributing cheese, dairy and related products from around the world to various major retailers, independents, club stores, and food service operators.
Mr. Toto received his B.A. from Seton Hall University in 1976 and his M.B.A. from Seton Hall University in 1979.
In evaluating Mr. Toto’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in the food importing, marketing and distribution as well as other food related industries, his knowledge of running and managing companies as a professional manager and as an entrepreneur; and his proven track record of success in such endeavors.
Meghan Henson is an experienced senior human resources executive with experience across several industries. She has served since 2023 as Senior Vice President, Chief People Officer of Aetna, a CVS Health Company, of Hartford, CT. Prior to this role, she served as Executive Vice President, Chief Human Resources Officer of Avantor, Radnor, PA from 2020 to 2023. Previously, she served as Chief Human Resources Officer of XPO Logistics, Greenwich, CT from 2016-2020. She served as Executive Vice President, Chief Human Resources Officer, Chubb Insurance, Warren, NJ from 2013-2016 after serving in various Human Resources leadership roles with PepsiCo from 2004-2013. Prior to PepsiCo, she served as Senior Manager, Human Capital for Deloitte Consulting from 2001-2004 and Manager, HR and Change Management for Towers Perrin (now Willis Towers Watson) from 1997-2001. She holds an MBA with emphasis in Organizational Behavior from the University of Michigan and a Bachelor of Arts, Political Science and East Asian Studies at University of Wisconsin – Madison. During her tenure at the University of Wisconsin – Madison, she was elected Student Body President.
The board determined that Ms. Henson’s breadth of executive experience and expertise in leading human resources functions for large companies would provide valuable insight to the board.
Shirley Romig has two decades of experience in operationalizing growth strategies and leading transformational initiatives in complex consumer and technology organizations. Most recently, Ms. Romig was the CEO and Co-Founder of Mixo Group, Inc., a digital creator platform for the $1.7T food market. Previously, she was Vice President with Lyft, leading Global Operations, East and Canada from 2019 to 2022. From 2017-2019, Ms. Romig led six lines of businesses at Equinox Fitness Clubs as Group Vice President. From 2016-2017, Ms. Romig was the Head of Retail Strategy for SapientRazorfish, a global digital agency. From 2013 to 2015, Ms. Romig was the Senior Vice President of Corporate Strategy with HBC responsible for implementation of growth initiatives across Saks Fifth Avenue, Saks OFF 5th, Lord & Taylor and Hudson’s Bay in Canada. Ms. Romig also served as a Vice President for Saks Incorporated where she led the company’s omnichannel transformation work and launched Saksoff5th.com as well as numerous growth initiatives for Saks.com. Earlier in her career, Ms. Romig worked in equity research and digital and strategy consulting. Ms. Romig also serves on the Board of Directors for Lovesac (Nasdaq: LOVE), a publicly traded home furnishings company, and is the Chair of the Nominating and Governance Committee. Ms. Romig holds an M.B.A. from the Darden School of Business and a Bachelor of Science from the McIntire School of Commerce, both at the University of Virginia.
In nominating Ms. Romig as a director, the board considered her expertise in leading transformational initiatives across a number of industries, background in growth strategy implementation and public company experience.
Lynn Blake has over 30 years of financial leadership experience, including Chief Financial Officer experience at multiple publicly traded companies, a private equity-owned portfolio company, and a venture-backed startup. Most recently, Ms. Blake was Chief Financial Officer of Nuwellis, Inc., a medical device company, from October 2022 to September 2023. Prior to this, she was Managing Director at Growth Operators, a business consulting firm, from January 2020 to October 2022. Before this, Ms. Blake was Chief Financial Officer at Tactile Systems Technology, Inc., a medical device development company, from April 2016 to September 2018. Her career began in the management development track at Honeywell International, and subsequent key highlights include successful public markets execution and transaction experience as a C-suite executive at several publicly traded companies. Currently, Ms. Blake serves on various private and non-profit boards, including iterro, Inc., Elire, Inc., Volunteers of America and the CFO Leadership Council. Ms. Blake

holds a BBA in Accounting & Finance from the University of Wisconsin – Madison, as well as an MBA from the Carlson School of Management at the University of Minnesota.
Other Information

Other information required by Item 10 relating to the Company’s directors is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated herein by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023)
4.1	Description of Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on April 26, 2023).
10.1+	2021 Incentive Stock and Award Plan, as Amended and Restated October 17, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).
10.2+	Form of Nonqualified Stock Option Agreement (Non-Employee) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.3+	Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.4+	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.5+	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.6+	Form of Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2023)
10.7+	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2023)
10.8+
Employment Agreement dated June 21, 2022 by and between the Company and Adam L. Michaels (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 13, 2023).

10.9+
Employment Agreement dated September 19, 2022 by and between the Company and Anthony Gruber (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on June 13, 2023).

10.10
Development and License Agreement, by and between Daniel Daugherty and Market Finders Brokerage, Inc., dated as of January 1, 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 8, 2013).

10.11	Multiple Disbursement Term Loan with M&T Bank, dated as of October 26, 2022 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on April 26, 2023).
10.12
Amended and Restated Revolving Line Note with M&T Bank, dated as of October 26, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 13, 2023).

10.13
Letter Amendment to the Revolving Line of Credit Loan, dated July 18, 2023 by and between M&T Bank, the Company and T&L Acquisition Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 12, 2023).

10.14
Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, R&I Loeb Family, LLC, Jeffrey Siegel, and Ronald Loeb (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included in signature page of Form 10-K).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Mama's Creations Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith
+Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA'S CREATIONS, INC.

Date: April 24, 2024	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)
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

Signature	Title	Date

/s/ Adam L. Michaels	Chief Executive Officer, Chairman of the	April 24, 2024
Adam L. Michaels	Board of Directors

/s/ Anthony Gruber	Chief Financial Officer	April 24, 2024
Anthony Gruber

/s/ Steven Burns	Director	April 24, 2024
Steven Burns

/s/ Alfred D’Agostino	Director	April 24, 2024
Alfred D’Agostino

/s/ Tom Toto	Director	April 24, 2024
Tom Toto

/s/ Dean Janeway	Director	April 24, 2024
Dean Janeway

/s/ Meghan Henson	Director	April 24, 2024
Meghan Henson

/s/ Shirley Romig	Director	April 24, 2024
Shirley Romig

/s/ Lynn Blake	Director	April 24, 2024
Lynn Blake

MAMA'S CREATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama's Creations, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mama's Creations, Inc. (the Company) as of January 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters.
/s/ Rosenberg Rich Baker Berman, P.A.
We have served as the Company’s auditor since 2011.
Somerset, New Jersey
April 24, 2024

Mama's Creations, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2024	January 31, 2023

Assets:

Current Assets:
Cash and cash equivalents	$11,022	$4,378
Accounts receivable, net	7,859	6,832
Inventories, net	3,310	3,636
Prepaid expenses and other current assets	1,375	828
Total current assets	23,566	15,674

Property, plant, and equipment, net	4,436	3,423
Intangibles, net	4,979	1,503
Goodwill	8,633	8,633
Operating lease right of use assets, net	2,889	3,237
Deferred tax asset	503	718
Equity method investment	—	1,343
Security Deposits	95	54
Total Assets	$45,101	$34,585

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$12,425	$9,063
Term loan, net of debt discount of $38 and $60, respectively	1,514	1,492
Operating leases liability	434	392
Finance leases payable	367	182
Promissory notes – related parties	1,950	750
Total current liabilities	16,690	$11,879

Line of credit	—	$890
Operating leases liability – net of current	2,515	2,897
Finance leases payable – net of current	1,062	249
Promissory notes – related parties, net of current	2,250	1,500
Term loan – net of current	3,003	4,655
Total long-term liabilities	8,830	10,191

Total Liabilities	25,520	22,070

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2024 and January 31, 2023, 0 shares outstanding as of January 31, 2024 and January 31, 2023	—	—
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 54,600 issued and outstanding as of January 31, 2024 and January 31, 2023	—	—
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,488,239 and 36,317,857 shares issued as of January 31, 2024 and January 31, 2023, respectively, 37,258,239 and 36,087,857 shares outstanding as of January 31, 2024 and January 31, 2023, respectively	—	—
Additional paid in capital	23,278	22,724
Accumulated deficit	(3,547)	(10,059)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	19,581	12,515
Total Liabilities and Stockholders’ Equity	$45,101	$34,585
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	For the Years Ended January 31,
	2024	2023

Sales-net of slotting fees and discounts	$103,284	$93,188

Costs of sales	72,951	73,770

Gross profit	30,333	19,418

Operating expenses:
Research and development	414	135
Selling, general and administrative	21,029	16,460
Total operating expenses	21,443	16,595

Income from operations	8,890	2,823

Other income (expenses)
Interest, net	(549)	(634)
Amortization of debt discount	(22)	(22)
Other income	27	3
Total other expenses	(544)	(653)

Net income before income tax provision and income from equity method investment	8,346	2,170

Income from equity method investment	223	143
Income tax provision	(2,008)	(9)

Net income	6,561	2,304

Less: series B preferred dividends	(49)	(34)

Net income available to common stockholders	6,512	2,270

Net income per common share
– basic	$0.18	$0.06
– diluted	$0.17	$0.06

Weighted average common shares outstanding
– basic	36,814,162	36,093,858
– diluted	38,381,407	37,313,178
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)
For the Period from February 1, 2023 through January 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, February 1, 2023	-	$-	55	$-	36,318	$-	(230)	$(150)	$22,724	$(10,059)	$12,515

Stock-based compensation	-	-	-	-	138	-	-	-	486	-	486

Stock issued for the exercise of options and warrants	-	-	-	-	213	-	-	-	68	-	68

Conversion of Series B preferred stock	-	-	(55)	-	819	-	-	-	-	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(49)	(49)

Net income	-	-	-	-	-	-	-	-	-	6,561	6,561

Balance, January 31, 2024	-	$-	—	$-	37,488	$—	(230)	$(150)	$23,278	$(3,547)	$19,581
For the Period from February 1, 2022 through January 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, February 1, 2022	-	$-	-	$-	35,759	$-	(230)	$(150)	$20,588	$(12,329)	$8,109

Stock-based compensation	-	-	-	-	-	-	-	-	110	-	110

Stock issued for the exercise of options	-	-	-	-	57	-	-	-	26	-	26

Stock issued for the acquisition of equity investment	-	-	-	-	502	-	-	-	700	-	700

Issuance of Preferred B Shares, net of issuance costs	-	-	55		-	-	-	-	1,300	-	1,300

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(34)	(34)

Net income	-	-	-	-	-	-	-	-	-	2,304	2,304

Balance, January 31, 2023	-	$-	55	$-	36,318	$-	(230)	$(150)	$22,724	$(10,059)	$12,515
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended January 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,561	$2,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,043	920
Provision for credit losses	(140)	233
Amortization of debt discount	22	22
Amortization of right of use assets	348	360
Amortization of intangibles	1,080	482
Stock-based compensation	436	110
Allowance for obsolete inventory	63	—
Change in deferred tax asset	215	(269)
Income from equity method investment	(223)	(143)
Changes in operating assets and liabilities:
Accounts receivable	2,392	563
Inventories	263	(745)
Prepaid expenses	(540)	(174)
Security deposits	(35)	(2)
Accounts payable and accrued expenses	476	2,191
Operating lease liability	(340)	(343)
Net Cash Provided by Operating Activities	11,621	5,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(786)	(593)
Cash paid for acquisition/investment in Chef Inspirational Foods, LLC, net	(646)	(500)

Net Cash (Used in) Investing Activities	(1,432)	(1,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from series b preferred stock offering	—	1,365
Payment of stock offering costs	—	(66)
Cash paid for financing fees	—	(27)
Repayment of term loan	(1,652)	(1,293)
(Repayment) borrowings of line of credit, net	(890)	125
Repayment of term loan - related party	(750)	(750)
Repayment of finance lease obligations	(272)	(235)
Payment of Series B Preferred dividends	(49)	(34)
Proceeds from exercise of options	68	26
Net Cash (Used in) Financing Activities	(3,545)	(889)

Net Increase in Cash	6,644	3,527

Cash and cash equivalents - Beginning of Period	4,378	851

Cash and cash equivalents - End of Period	$11,022	$4,378

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$1,620	$32
Interest	$654	$634

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$1,270	$72
Related party loan to finance acquisition	$2,700	$—
Non-cash consideration paid in common stock for equity method investment	$—	$700
Non-cash deposits on prepaid additions	$—	$385
Settlement of liability in common stock	$50	$—
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Notes to Consolidated Financial Statements
January 31, 2024
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a year-end of January 31.
Our subsidiary MamaMancini’s Inc. (“MamaMancinis”) is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken, sausage & peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-size pasta bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our Subsidiary T&L Acquisition Corp. is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. DBA T&L Creative Salads (“T&L”) and Olive Branch (“OB”), offer a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Olive Branch concentrates on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments up until the Company acquired the remaining interest of CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
The following presents the unaudited results of operations for the period June 28, 2022 (minority interest acquisition date) through January 31, 2023 and from February 1, 2023 through June 28, 2023 (CIF Acquisition date) of CIF (in thousands).

	For the Period February 1, 2023 through June 28, 2023	For the Period June 28, 2022 through January 31, 2023
Revenues	$13,721	$18,238
Net income	$931	$598

Name Change
On July 31, 2023, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” (the “Name Change”). The Name Change, which was approved by the Company’s stockholders at its annual meeting on July 31, 2023, did not alter the voting powers or relative rights of the Company Common Stock, reflects the evolution of the Company from its origins as a home style, old world Italian food company to a "one stop shop" including all-natural specialty prepared refrigerated foods for sale in retailers around the country. On July 31, 2023, the Company also amended and restated its Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Second Amended and Restated Bylaws”).

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries as of the reporting period ending dates and for the reporting periods. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for credit losses, valuation of the acquisition of the remaining interest of CIF (which was accounted for as an asset acquisition as substantially all of the fair value is concentrated in customer relationships), the fair value of stock based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.
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
Segment Reporting
For the years ended January 31, 2024 and 2023, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at

January 31, 2024, exceeds insured amounts. The Company believes it mitigates such risk by having this cash held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. As of January 31, 2024 and January 31, 2023, the reserve for uncollectible accounts was approximately $93 thousand and $233 thousand, respectively. For the years ended January 31, 2024 and January 31, 2023 the Company wrote off approximately $140 thousand and $0 respectively, against the allowance for credit losses established.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of January 31, 2024 and January 31, 2023, the reserve for obsolete inventory was approximately $95 thousand and $32 thousand, respectively.
Inventories by major category are as follows (in thousands):

	January 31, 2024	January 31, 2023
Raw materials and packaging	$1,159	$1,883
Work in process	237	99
Finished goods	1,914	1,654
Total	$3,310	3,636
Property and Equipment
Property and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.
Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-7 years
Furniture and fixtures	3 - 5 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.
Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.
The Company reviews the recoverability of property and equipment when circumstances indicate that the carrying value of an asset or asset class may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deterioration in operating cash flows.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Expenditures for repairs and maintenance which do not substantially improve or extend the useful life of an asset are expensed as incurred.
Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.
When performing its quantitative annual goodwill impairment test the Company is comparing the fair value with its carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The fair value is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.
As of January 31, 2024, there were no impairment losses recognized for goodwill.
Other Intangibles
Other intangibles consist of trademarks, trade names and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Tradenames and trademarks	3 years
Customer relationships	4 - 5 years
Fair Value of Financial Instruments
Fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.
The carrying value of the Company’s short-term financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these instruments.
The interest rate on the Company’s line of credit and notes payable has a variable component, which is reflective of the market for such instruments at any given date, and as such the carrying value this debt value approximates its fair value.
Research and Development
Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2024 and 2023 were approximately $414 thousand and $135 thousand, respectively.
Revenue Recognition

The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).
The Company’s sales are primarily generated from the sale of finished products to customers. Revenue is recognized when the performance obligation is satisfied, and the promised goods have been transferred. Control transfers when the product is shipped or delivered based upon applicable shipping terms. For each contract, the Company considers the transfer of product to be the performance obligation. Although some payment terms may be extended, generally the Company’s payment terms are approximately 15- 30 days. Accordingly, there are no significant financing components to consider when determining the transaction price. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature, therefore there are no unsatisfied performance obligations requiring disclosure as of January 31, 2024.
Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Years Ended
	January 31, 2024	January 31, 2023
Gross Sales	$106,104	$95,420
Less: Slotting, Discounts, and Allowances	2,820	2,232
Net Sales	$103,284	$93,188
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2024 and 2023 (in thousands):

	For the Years Ended
	January 31, 2024	January 31, 2023
Northeast	$37,189	$36,846
Southeast	30,183	28,306
Midwest	18,609	15,243
West	20,123	15,025
Total gross revenue	$106,104	$95,420
Cost of Sales
Cost of sales represents costs related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred. Producing and communicating advertising expenses for the years ended January 31, 2024 and 2023 were approximately $1.2 million and $693 thousand, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in our consolidated statement of operations over the requisite service period.

Performance stock awards are granted to certain executive officers. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used the Monte Carlo simulation valuation model. For each path, the PSUs payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock of $1.17 and $1.40, (ii) the expected common stock price volatility over the expected life of the award of 85.7% and 87.0%, (iii) the term of the award of 5 years and 5 years, (iv) risk-free interest rate of 3.7% and 3.4%, (v) the expected dividend yield of 0% and 0%. Forfeitures are recognized when they occur. There were no performance stock units that vested in the year ended January 31, 2024. The Company's performance against the defined goals are re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
The Company values stock options and warrants using the Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

For the year ended January 31, 2024 and 2023, when computing fair value of stock options issued, the Company has considered the following variables:

	January 31, 2024	January 31, 2023
Risk-free interest rate	N/A	2.8%
Expected life of grants	N/A	6.5 years
Expected volatility of underlying stock	N/A	85.7%
Dividends	N/A	0
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
The Company values Restricted Stock Units ("RSUs") based on the closing price of the Company's common stock on the date the grant is issued and recognizes the expense related to this value on a straight line basis over the vesting term.
For the year ended January 31, 2024, the Company issued 19,960 shares valued at approximately $50 thousand to certain employees as compensation.
Earnings Per Share
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands).

	For the Years Ended
	January 31, 2024	January 31, 2023
Numerator:
Net income attributable to common stockholders	$6,512	2,270
Effect of dilutive securities:	49	34

Diluted net income	$6,561	$2,304

Denominator:
Weighted average common shares outstanding - basic	36,814	36,094
Dilutive securities (a):
Series B Preferred	—	819
Options	64	355
Performance Stock Units	1,195	—
Restricted Stock	308	45

Weighted average common shares outstanding and assumed conversion – diluted	38,381	37,313

Basic net income per common share	$0.18	$0.06

Diluted net income per common share	$0.17	$0.06

(a) - Anti-dilutive securities excluded:
Options	—	150
Warrants	—	14
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of January 31, 2024 and January 31, 2023, the Company recognized a deferred tax asset of approximately $503 thousand and $718 thousand, respectively, which is included in other long-term liabilities or other long-term assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. This guidance will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.
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
In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-06, Disclosure Improvements: Amendments - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative. The FASB issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The company does not expect the provisions of the standard to have a material impact on the Company's financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption ASU No. 2023-07 will have to the financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2023-09 will have to the financial statements and related disclosures.

Note 3 - Property, Plant, and Equipment:
Property and equipment on January 31, 2024 and January 31, 2023 are as follows (in thousands):

	January 31, 2024	January 31, 2023
Machinery and Equipment	$4,437	$5,387
Furniture and Fixtures	252	$285
Leasehold Improvements	2,956	$3,480
	7,645	$9,152
Less: Accumulated Depreciation	3,209	$5,729
Total	$4,436	$3,423
Depreciation expense charged to income for the year ended January 31, 2024 and 2023 amounted to approximately $1.0 million and $920 thousand, respectively.
Note 4 – Intangibles, net
Intangibles, net consisted of the following at January 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(1,463)	$4,955	3.29
Tradename and trademarks	$79	$(55)	$24	0.91
	$6,497	$(1,518)	$4,979
Intangibles, net consisted of the following at January 31, 2023 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$1,862	$(409)	$1,453	3.41
Tradename and trademarks	$79	$(29)	$50	1.91
	$1,941	$(438)	$1,503
Amortization expense for the years ended January 31, 2024 and January 31, 2023 was approximately $1.1 million and $482 thousand, respectively.
We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

2025	$1,539
2026	$1,513
2027	$1,465
2028	$462
Total	$4,979

Note 5 - Related Party Transactions
Promissory Note – Related Party
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half (3.5%) per annum. As of January 31, 2024 and January 31, 2023, the outstanding balance under the note was $1.5 million and $2.25 million, respectively. For the year ended January 31, 2024 and January 31, 2023 interest expense for this note was approximately $77 thousand and $102 thousand respectively. As of January 31, 2024 and January 31, 2023, accrued interest was approximately $5 thousand and $7 thousand, respectively.
Lease – Related Party
The Company leases a facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional 10 year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the year ended January 31, 2024 and January 31, 2023 was $343 thousand and $262 thousand, respectively.
Chef Inspirational Foods, LLC
As noted above in Note 1, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”) on June 28, 2022 and acquired the remaining interest on June 28, 2023. For the period from February 1, 2023 to June 28, 2023 the Company recorded sales to CIF of approximately $10.9 million. For the period from June 28, 2022 to January 31, 2023 the Company recorded sales to CIF of approximately $14.7 million. During the years ended January 31, 2024 and January 31, 2023, the Company recorded commission expenses and consulting services expenses of approximately $267 thousand and $424 thousand. As of January 31, 2023, the Company had receivables of approximately $1 million.
Note 6 - Loan and Security Agreement
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million. On July 18, 2023, the Company extended the maturity of the working capital line from June 30, 2024 to October 31, 2025. In addition, effective December 4, 2023, the Company amended the line of credit to change the rate at which interest accrues on the outstanding balance. Effective December 4, 2023 the principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Agreement) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of January 31, 2024 and January 31, 2023. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 and $890 thousand as of January 31, 2024 and January 31, 2023, respectively. During the years ended January 31, 2024 and 2023, the Company incurred interest of approximately $47 thousand and $132 thousand to M&T Bank for the line of credit agreement, respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. The Acquisition Note was amended effective December 4, 2023 to change the rate at which interest accrues. Effective December 4, 2023 the interest rate was amended to be based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note. If the Senior Funded Debt/EBITDA ratio is:

(i) greater than 2.25, 3.50 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of January 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $4.6 million and $38 thousand, respectively. As of January 31, 2023, the outstanding balance and unamortized discount of the Acquisition Note was approximately $6.2 million and $60 thousand, respectively. During the years ended January 31, 2024 and January 31, 2023, the Company incurred interest of approximately $450 thousand and $413 thousand for the Acquisition Note, respectively.

Note 7 - Concentrations
Revenues and Accounts Receivable
For the year ended January 31, 2024, the Company’s gross revenue was concentrated in three customers that accounted for approximately 26%, 11%, and 10% respectively. For the year ended January 31, 2023, the Company’s gross revenue was concentrated in two customers that accounted for approximately 25% and 13%, respectively.
As of January 31, 2024, four customers represented approximately 20%, 15%, 13%, and 10% of total gross outstanding receivables, respectively. As of January 31, 2023, three customers represented approximately 20%, 15% and 11% of total gross outstanding receivables, respectively.
Note 8 - Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of preferred stock, $0.00001 par value per share. The Company has designated 120 thousand shares of preferred stock as Series A Convertible Preferred stock. As of January 31, 2024 and 2023, no shares of Series A Convertible Preferred Stock are outstanding.
Series B Preferred
The Company has designated 200 thousand shares of preferred stock, $0.00001 par value per share, for each of the Series B Preferred. The holders of the Series B Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.
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
For the year ended January 31, 2023, the Company sold approximately 55 thousand shares, raising gross proceeds of approximately $1.3 million.
On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819 thousand shares of Common Stock of the Company.
As of January 31, 2024 and 2023, 0 and 55 thousand shares of Series B Preferred Stock were outstanding, respectively.
During the year ended January 31, 2024 and 2023, the Company paid dividends of approximately $49 thousand and $34 thousand, respectively.
Restricted Stock Units

The fair value of restricted stock units is determined based on the closing price of the Company's Common Stock on the grant date. Restricted Stock Units generally vest on a graded basis over three to four years of service.
A summary of the status of the Company's Restricted Stock Units is presented below.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units – February 1, 2023	367,647	$1.36
Granted	283,414	$2.65
Vested	(118,210)	$1.14
Forfeited	(39,773)	$1.76
Non-vested Restricted Stock Units – January 31, 2024	493,078	$1.91
At January 31, 2024 there was approximately $748 thousand of total unrecognized compensation expense related to Restricted Stock Units, which is expected to be recognized over a weighted-average period of 1.84 years. During the years ended January 31, 2024 and 2023 the Company recognized stock-based compensation related to RSUs of an aggregate of approximately $279 thousand and $50 thousand respectively, which was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the employee on the Consolidated Statement of Operations. Of the total 283,414 RSUs issued during the year ended January 31, 2024, 64,590 were issued to the Board of Directors and 218,824 were issued to employees of the Company.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2023	689,000	$0.77	2.95	545
Granted	—	—
Exercised	(232,500)	$0.54
Expired/forfeited	(339,000)	$0.67
Outstanding – January 31, 2024	117,500	$1.48	8.36	333
Exercisable – January 31, 2024	5,000	$1.48	8.36	14
During the year ended January 31, 2024, 232,500 options at a weighted average exercise price of 0.54 per share were exchanged for 199,420 shares of common stock. The Company received approximately $68 thousand for the exercise of these options, as a portion of the options were cashless exercised.
During the year ended January 31, 2023, 130,000 options at a weighted average exercise price of $1.00 per share were exchanged for 57,093 shares of common stock. The Company received approximately $26 thousand for the exercise of these options, as a portion of the options were cashless exercised.
For the years ended January 31, 2024 and 2023, the Company recognized share-based compensation related to options of an aggregate of approximately $65 thousand and $60 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. At January 31, 2024, there was unrecognized share-based compensation of approximately $55 thousand.

Warrants
In conjunction with the Series B Preferred offering during the year ended January 31, 2023, the placement agent received one warrant for every $100 invested. The fair value of the warrants as of grant date was approximately $17 thousand and was valued using a Black-Scholes option pricing model using the following assumptions:

September 13, 2022
Risk-free interest rate	3.58%
Expected life	5 years
Expected volatility of underlying stock	82.52%
Dividends	0%
The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – February 1, 2023	13,650	$2.25
Exercisable – February 1, 2023	13,650	$2.25
Granted	0
Exercised	(13,650)	$—
Outstanding – January 31, 2024	—	$—
Exercisable – January 31, 2024	—	$—
During the year ended January 31, 2024, the Company issued 13,650 shares of common stock upon the cashless exercise of the warrants.

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
The Exclusive Term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date.

The Royalty Rate shall be: 6% of net sales up to $500 thousand of net sales for each Agreement year; 4% of Net Sales from $500 thousand up to $2.5 million of Net Sales for each Agreement year; 2% of Net Sales from $2.5 million up to $20 million of Net Sales for each Agreement year; and 1% of Net Sales in excess of $20 million of Net Sales for each Agreement year.
In order to continue the Exclusive term, the Company shall pay a minimum royalty of $125 thousand each year.
The Company incurred approximately $637 thousand and $584 thousand of royalty expenses for the year ended January 31, 2024 and 2023, respectively. Royalty expenses are included in selling, general and administrative expenses on the consolidated statements of operations.
Agreements with Placement Agents and Finders
Spartan Capital, LLC
The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Based on this agreement with Spartan, during the year ended January 31, 2023, the Company paid Spartan approximately $36 thousand upon the consummation of the 24% minority interest in CIF.
AGES Financial Services. Ltd.
On July 6, 2022, the Company executed a Proposed Offering Engagement Letter with AGES Financial Services. Ltd. (“AGES”) to act as a non-exclusive (i) dealer-manager, (ii) placement agent and/or (iii) financial advisor for a proposed issuance, or series of issuances, for up to $5 million of the Company’s Series B Convertible Preferred Stock (“Proposed Offering”) in a private placement to be conducted by the Company pursuant to the exemption from the registration requirements of the Securities Act provided by Rule 506(b) of Regulation D promulgated by the Commission under the Securities Act of 1933, as amended. The period of the Engagement was from July 5, 2022 through December 31, 2022.
In consideration for its services in the offering, AGES was entitled to a cash fee equal to 4% of the net dollar amount received by the Company from investors sourced by AGES plus 5 year warrants to buy Common Stock of the Company at the rate of 1 warrant for every $100 of such net dollar amount. The Company was responsible for payment of all expenses relating to the offering, including, but not limited to costs associated with the registration of any Common Stock which may be issued upon conversion of the Series B Convertible Preferred Stock. For the year ending January 31, 2023 the Company paid AGES approximately $65 thousand.
Note 10 –Leases
The Company determines if an arrangement contains a lease at inception. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
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
The components of lease expense were as follows (in thousands):

	January 31, 2024	January 31, 2023
Finance Leases
Depreciation of Assets	257	128
Interest on lease liabilities	62	38
Operating Leases	572	545

Total net lease cost	891	711
Supplemental balance sheet information related to leases was as follows (in thousands):

	January 31, 2024	January 31, 2023
Operating Leases
Operating lease ROU assets	$2,889	$3,237

Current operating lease liabilities, included in current liabilities	$434	$392
Noncurrent operating lease liabilities, included in long-term liabilities	2,515	2,897
Total operating lease liabilities	$2,949	$3,289

Finance Leases
Property and equipment at cost	$2,187	$917
Accumulated depreciation	(610)	(353)
Property and equipment, net	$1,577	$564

Current obligations of finance lease liabilities, included in current liabilities	$367	$182
Finance leases, net of current obligations, included in long-term liabilities	1,062	249
Total finance lease liabilities	$1,429	$431

Supplemental cash flow and other information related to leases was as follows:

	January 31, 2024	January 31, 2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$340	$343
Financing cash flows from finance leases	272	235

ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$-	$-
Finance leases	1,270	72

Weighted average remaining lease term (in years)
Operating leases	6.57	7.50
Finance leases	4.49	2.60

Weighted average discount rate:
Operating leases	4.85%	4.85%
Finance Leases	6.74%	3.41%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2025	$454	$572	$1,026
2026	349	573	922
2027	302	467	769
2028	293	495	788
2029	197	495	692
Thereafter	90	836	926
Total undiscounted future lease payments	1,685	3,438	5,123
Less: imputed interest	(256)	(489)	(745)
Total present value of future lease liabilities	$1,429	$2,949	$4,378

Note 11 - Income Tax Provision
The income tax provision consists of the following:
Income tax provision / (benefit) consists of the following (in thousands):

	January 31, 2024	January 31, 2023
Federal
Current	$1,451	$113
Deferred	251	(184)
State and Local
Current	342	165
Deferred	(36)	(85)
Income tax provision	$2,008	$9
The Company had U.S. federal net operating loss carryovers (NOLs) of approximately $0.0 million and $2.7 million at January 31, 2024 and 2023, respectively, available to offset taxable income through 2034. The Company also has State NOLs of approximately $8.8 million and $8.8 million at January 31, 2024 and 2023, respectively, available to offset future taxable income through 2036.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of January 31, 2024 and 2023.
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
If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”
No interest or penalties on unpaid tax were recorded during the years ended January 31, 2024 and 2023, respectively. As of January 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following:

Deferred Tax Assets	Year Ended January 31, 2024	Year Ended January 31, 2023
Net operating loss carryovers	$24	$607
Share-based compensation	52	32
Acquisition costs	98	108
Capitalized start-up and organization costs	16	24
Right of use liability	722	820
Inventory	47	27
Bad debt	23	49
Capitalized R&D Costs	114	-
Accrued payroll	387	—
Total deferred tax assets	1,483	1,667

Deferred Tax Liabilities
Fixed assets	225	65
Intangibles	46	77
Right of use asset	709	807
Total deferred tax liabilities	980	949
Net deferred tax asset	$503	$718
The expected tax provision (benefit) based on the statutory rate is reconciled with actual tax provision (benefit) as follows:

	Year Ended January 31, 2024	Year Ended January 31, 2023
US Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	3.3	3.4
Adjustments to deferred tax assets	(0.8)	(24.0)
Income tax provision (benefit)	23.4%	0.4%