Form 10-Q
period 2024-04-30
Mama's Creations, Inc.
filed 2024-06-11
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: April 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 10, 2024, there were 37,263,096 shares outstanding of the registrant’s common stock.

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
Forward-looking statements are not guarantees of future performance and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
•the impacts of public health emergencies, such as the COVID-19 pandemic, on our business, financial condition and results of operations, and our inability to mitigate such impacts;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MAMA’S CREATIONS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2024

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30, 2024	January 31, 2024
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$13,043	$11,022
Accounts receivable, net	8,079	7,859
Inventories, net	3,017	3,310
Prepaid expenses and other current assets	1,230	1,375
Total current assets	25,369	23,566

Property, plant, and equipment, net	5,457	4,436
Intangible assets, net	4,599	4,979
Goodwill	8,633	8,633
Operating lease right of use assets, net	2,755	2,889
Deferred tax asset	331	503
Deposits	95	95
Total Assets	$47,239	$45,101

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$14,257	$12,425
Term loan, net of unamortized debt discount of $32 and $38, respectively	1,519	1,514
Operating lease liabilities	418	434
Finance leases payable	378	367
Promissory notes – related parties	1,950	1,950
Total current liabilities	18,522	16,690

Line of credit	—	—
Operating lease liabilities – net of current	2,380	2,515
Finance leases payable – net of current	1,125	1,062
Promissory notes – related parties, net of current	2,250	2,250
Term loan – net of current	2,616	3,003
Total long-term liabilities	8,371	8,830

Total Liabilities	26,893	25,520

Commitments and contingencies (Notes 9 and 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of April 30, 2024 and January 31, 2024, respectively, 0 shares outstanding as of April 30, 2024 and January 31, 2024, respectively	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued and outstanding as of April 30, 2024 and January 31, 2024 respectively	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,493,096 and 37,488,239 shares issued as of April 30, 2024 and January 31, 2024, respectively, 37,263,096 and 37,258,239 shares outstanding as of April 30, 2024 and January 31, 2024, respectively	-	-
Additional paid in capital	23,490	23,278
Accumulated deficit	(2,994)	(3,547)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	20,346	19,581
Total Liabilities and Stockholders’ Equity	$47,239	$45,101
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended April 30,
	2024	2023

Net sales	$29,838	$23,121

Costs of sales	22,375	16,750

Gross profit	7,463	6,371

Operating expenses:
Research and development	104	71
Selling, general and administrative expenses	6,586	4,357
Total operating expenses	6,690	4,428

Income from operations	773	1,943

Other income (expenses)
Interest expense	(127)	(177)
Interest income	92	—
Amortization of debt discount	(6)	(6)
Other income	—	20
Total other expenses	(41)	(163)

Net income before income tax provision and income from equity method investment	732	1,780

Income from equity method investment	—	146
Income tax expense	(179)	(525)

Net income	553	1,401

Less: series B preferred dividends	—	(27)

Net Income available to common stockholders	553	1,374

Net income per common share
– basic	$0.01	$0.04
– diluted	$0.01	$0.04

Weighted average common shares outstanding
– basic	37,259	36,394
– diluted	39,328	37,626

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2024 through April 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581

Stock based compensation	-	-	-	-	-	-	-	-	205	-	205

Stock issued for the exercise of options and warrants	-	-	-	-		-	-	-	7	-	7

Net income	-	-	-	-	-	-	-	-	-	553	553

Balance, April 30, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,490	$(2,994)	$20,346

For the Period from February 1, 2023 through April 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2023	-	$-	55	$-	36,318	$—	(230)	$(150)	$22,724	$(10,059)	$12,515

Stock based compensation	-	-	-	-	-	-	-	-	55	-	55

Stock issued for the exercise of options and warrants	-	-	-	-	167	-	-	-	19	-	19

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(27)	(27)

Net income	-	-	-	-	-	-	-	-	-	1,401	1,401

Balance, April 30, 2023	-	$-	55	$-	36,485	$—	(230)	$(150)	$22,798	$(8,685)	$13,963
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended April 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553	$1,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	292	248
Amortization of debt discount	6	6
Amortization of right of use assets	134	6
Amortization of intangibles	380	102
Stock-based compensation	205	55
Change in deferred tax asset	172	345
Income from equity method investment	-	(146)
Changes in operating assets and liabilities:
Accounts receivable	(220)	(1,557)
Inventories	293	1,100
Prepaid expenses and other current assets	145	(607)
Security deposits	-	(3)
Accounts payable and accrued expenses	1,832	697
Operating lease liability	(151)	(35)
Net Cash Provided by Operating Activities	3,641	1,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(1,144)	(145)
Net Cash (Used in) Investing Activities	(1,144)	(145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(388)	(388)
Repayment of line of credit, net	-	(140)
Repayment of finance lease obligations	(95)	(50)
Payment of Series B Preferred dividends	-	(27)
Proceeds from exercise of stock options	7	19
Net Cash (Used in) Financing Activities	(476)	(586)

Net Increase in Cash	2,021	881

Cash and cash equivalents at beginning of period	11,022	4,378

Cash and cash equivalents at end of period	$13,043	$5,259

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$9
Interest	$114	$152

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash deposits on prepaid additions	$-	$308
Finance lease asset additions	$169	$-
Right of use asset recognized	$873	$—
Write-off of right of use asset	$897	$-
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements
April 30, 2024
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), (formerly known as Mama Mancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary MamaMancini’s Inc. (“MamaMancinis”) is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken, sausage and peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-size pasta bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products were submitted to the United States Department of Agriculture (the “USDA”) and approved as all natural. The USDA defines all natural as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our Subsidiary T&L Acquisition Corp. is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. DBA T&L Creative Salads (“T&L”) and Olive Branch (“OB”) offer a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Olive Branch concentrates on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consisted of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments until the Company acquired the remaining interest in CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
The following presents the unaudited results of operations for the period February 1, 2023 through April 30, 2023 of CIF (in thousands):

For the Period February 1, 2023 through April 30, 2023
Revenues	$8,289
Net income	$607
Name Change
On July 31, 2023, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” (the “Name Change”). The Name Change, which was approved by the Company’s stockholders at its annual meeting on July 31, 2023, did not alter the voting powers or relative rights of the Company from its origins as a home style, old-world Italian food company to a "one stop shop" including all-natural specialty prepared refrigerated foods for sale in retailers around the country. On July 31, 2023, the Company also amended and restated its Amended and Restated Bylaws, solely to reflect the name change (as amended, the “Second Amended and Restated Bylaws”).

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical Consolidated Financial Statements of the Company for the years ended January 31, 2024 and 2023 included in our 2024 Form 10-K. Operating results for the three months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among others, allowance for credit losses, the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the Condensed Consolidated Financial Statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.
Risks and Uncertainties
The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties, including financial and operational risks, including the potential risk of business failure.
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
Segment Reporting
For the three months ended April 30, 2024 and April 30, 2023, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such the Company has one reportable segment. Additionally, all of the Company's assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.
The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The reserve for uncollectible accounts was approximately $93 thousand as of April 30, 2024 and January 31, 2024. During the three months ended April 30, 2024 and April 30, 2023 the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices and indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of April 30, 2024 and January 31, 2024, the reserve for obsolete inventory was approximately $95 thousand.
Inventories by major category are as follows (in thousands):

	April 30, 2024	January 31, 2024
Raw materials and packaging	$1,293	$1,159
Work in process	217	237
Finished goods	1,507	1,914
Total	$3,017	$3,310
Property, Plant and Equipment
Property, plant, and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.
Asset lives for financial statement reporting of depreciation expense are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the shorter of remaining lease term at the time the asset was placed in service or their estimated useful lives.
Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.
Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that an impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value is less than its carrying value and whether it is necessary to perform goodwill impairment testing.
As of April 30, 2024 and January 31, 2024, there were no impairment losses recognized for goodwill.

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
Research and Development
Research and development is expensed as incurred. Research and development expenses for the three months ended April 30, 2024 and 2023 were approximately $104 thousand and $71 thousand, respectively.
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

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of April 30, 2024.
Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	April 30, 2024	April 30, 2023
Gross Sales	$30,398	$23,600
Less: Slotting Fees, Discounts & Allowances	560	479
Net Sales	$29,838	$23,121

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
	April 30, 2024	April 30, 2023
Northeast	$9,567	$8,566
Southeast	7,697	6,695
Midwest	6,384	4,267
West	6,750	4,072
Total gross sales	$30,398	$23,600
Cost of Sales
Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for advertising for the Company are charged to selling, general and administrative expenses as incurred. Advertising expenses for the three months ended April 30, 2024 and 2023 were approximately $413 thousand and $209 thousand respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the condensed consolidated statement of operations over the requisite service period.
The Company has granted performance stock awards ("PSUs") to certain executive officers. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. For each path, the PSUs payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock at the grant date of $1.17 and $1.40, (ii) the expected common stock price volatility over the expected life of the award of 85.7% and 87.0%, (iii) the term of the awards of 5 years and 5 years, (iv) the risk-free interest rate of 3.7% and 3.4%, and (v) the expected dividend yield of 0% and 0% . Forfeitures are recognized when they occur. There were no performance stock units that vested in the three months ended April 30, 2024. The Company's performance against the defined goals is re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
The Company values stock options and warrants using the Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
Earnings Per Share
Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive earnings per share computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury-stock method and the dilutive effect of the Series B Preferred stock is calculated using the if-converted method.
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	For the Three Months Ended
	April 30, 2024	April 30, 2023
Numerator:
Net income attributable to common stockholders	$553	1,374
Effect of dilutive securities:	-	27

Diluted net income	$553	$1,401

Denominator:
Weighted average common shares outstanding – basic	37,259	36,394
Dilutive securities (a):
Series B Preferred stock	0	819
Restricted stock	351	135
Performance stock awards	1,650	0
Options	68	278

Weighted average common shares outstanding and assumed conversion – diluted	39,328	37,626

Basic net income per common share	$0.01	$0.04

Diluted net income per common share	$0.01	$0.04

(a) – Anti-dilutive securities excluded:
Warrants	-	14

Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of April 30, 2024 and January 31, 2024, the Company recognized a deferred tax asset of $331 thousand and $503 thousand, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings per share (EPS) guidance.

This update is effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-06, "Disclosure Improvements: Amendments - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The FASB issued the standard to introduce changes to US GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The Company does not expect the provisions of the standard to have a material impact on the Company's financial statements and related disclosures.
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU No. 2023-09 will have to the financial statements and related disclosures.
Management does not believe that any recently issued but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.
Note 3 – Property Plant and Equipment:
Property plant and equipment on April 30, 2024 and January 31, 2024 are as follows (in thousands):

	April 30, 2024	January 31, 2024
Machinery and Equipment	$5,361	$4,437
Furniture and Fixtures	252	252
Leasehold Improvements	3,345	2,956
	8,958	7,645
Less: Accumulated Depreciation	3,501	3,209
Total	$5,457	$4,436
Depreciation expense for the three months ended April 30, 2024 and 2023 amounted to approximately $292 thousand and $248 thousand, respectively.

Note 4 – Intangible assets, net
Intangible assets, net consisted of the following at April 30, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(1,836)	$4,582	3.05
Tradename and trademarks	79	(62)	17	0.66
	$6,497	$(1,898)	$4,599
Intangibles, net consisted of the following at January 31, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(1,463)	$4,955	3.29
Tradename and trademarks	79	(55)	24	0.91
	$6,497	$(1,518)	$4,979
Amortization expense for the three months ended April 30, 2024 and April 30, 2023 was approximately $380 thousand and $102 thousand, respectively.
We expect the estimated aggregate amortization expense for each of the five succeeding fiscal years to be as follows (in thousands):

2025 (Remaining)	$1,159
2026	1,513
2027	1,465
2028	462
Total	$4,599
Note 5 – Related Party Transactions
Promissory Notes – Related Parties
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of April 30, 2024 and January 31, 2024 , the outstanding balance under the note was $1.5 million, respectively, of which $750 thousand is recorded as Promissory notes – related parties and $750 thousand is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheets. For the three months ended April 30, 2024 and 2023 interest expense for this note was approximately $13 thousand and $19 thousand, respectively. As of April 30, 2024 and January 31, 2024, accrued interest was approximately $18 thousand and $5 thousand, respectively.
Lease – Related Party
The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L, and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three months ended April 30, 2024 and 2023 was $77 thousand and $96 thousand, respectively.

Chef Inspirational Foods, LLC – Related Party
As noted above in Note 1, the Company owned a 24% minority interest in CIF, until June 28, 2023, when the Company acquired the remaining interest (refer to Note 1). For the three months ended April 30, 2023, the Company recorded sales of approximately $6.54 million with CIF. For the three months ended April 30, 2023 the company recorded commission expense with CIF of approximately $146 thousand.
Note 6 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million (the "Credit Agreement"). On July 18, 2023, the Company extended the maturity of the working capital line from June 30, 2024 to October 31, 2025. In addition, effective December 4, 2023, the Company amended the line of credit to change the rate at which interest accrues on the outstanding balance. Effective December 4, 2023 the principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Borrower as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of April 30, 2024 and January 31, 2024. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 as of April 30, 2024 and January 31, 2024, respectively. During the three months ended April 30, 2024 and 2023, the Company incurred interest of approximately $0 thousand and $21 thousand to M&T Bank for the line of credit agreement, respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. The Acquisition Note was amended effective December 4, 2023 to change the rate at which interest accrues. Effective December 4, 2023 the interest rate was amended to be based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of April 30, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $4.2 million and $32 thousand, respectively. As of January 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $4.6 million and $38 thousand, respectively. During the three months ended April 30, 2024 and 2023, the Company incurred interest of approximately $86 thousand and $120 thousand for the Acquisition Note, respectively.
Note 7 – Concentrations
Revenues
For the three months ended April 30, 2024, the Company’s revenue was concentrated in one customer that accounted for approximately 43% of gross revenue. For the three months ended April 30, 2023, the Company’s revenue was concentrated in two customers that accounted for approximately 28% and, 12% respectively, of gross revenue.
Receivables
As of April 30, 2024, two customers represented approximately 40% and 12% of the total gross outstanding receivables. As of January 31, 2024, four customers represented approximately 20%, 15%, 13%, and 10% of total gross outstanding receivables, respectively.

Note 8 – Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of Preferred Stock, $0.00001 par value per share. The Company has designated 120 thousand shares of Preferred Stock as Series A Convertible Preferred stock. As of April 30, 2024 and January 31, 2024, no shares of Series A Convertible Preferred Stock are outstanding. The Company has designated 200 thousand shares of preferred stock, Series B Preferred Stock.
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
Holders of the Series B Preferred Stock were entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock had no voting rights. Each share of Series B Preferred Stock was convertible, at the option of the holder, into shares of common stock at a rate of 1 share of Series B Preferred Stock into 15 shares of common stock. The Company was able to force conversion at $2.00 per share of Common Stock at any time after 6 months after issue if the Common Stock had a closing price of $2.00 or higher in any 20 consecutive trading days. After 18 months, the Company could force holders to convert at a 20% discount to the most recent 20-day average closing price per share. The Company also had the right to cause a conversion following a Fundamental Change.
As of April 30, 2024 and January 31, 2024 there were 0 shares of Series B Preferred Stock outstanding. On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819,000 shares of Common Stock of the Company. As of April 30, 2024, no shares of Series B Preferred Stock remain outstanding.
During the three months ended April 30, 2024 and 2023, the Company paid dividends of approximately $0 and $27 thousand, respectively.
Restricted Stock Units
The fair value of restricted stock units is determined based on the closing price of the Company's Common Stock on the grant date. Restricted Stock Units generally vest on a graded basis over three years to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.
The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2024	493,078	$1.91
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Outstanding – April 30, 2024	493,078	$1.91
During the three months ended April 30, 2024 and 2023, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $114 thousand and $33 thousand, respectively, which was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the employee on the Condensed Consolidated Statement of Operations. As of April 30, 2024, there was unrecognized stock-based compensation of approximately $634 thousand related to future vesting of restricted stock units.

Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2024	117,500	$1.48	8.36	$333
Granted	-	$-
Exercised	(5,000)	$1.48
Expired/forfeited	(15,000)	$1.48
Outstanding – April 30, 2024	97,500	$1.48	8.12	$435
Exercisable – April 30, 2024	0	$—	0.00	$—
During the three months ended April 30, 2024, there were 5,000 options exercised at a weighted average exercise price of $1.48 per share resulting in the issuance of 5,000 shares of common stock. The Company received approximately $7 thousand for the exercise of these options.
For the three months ended April 30, 2024 and 2023, the Company recognized stock-based compensation expense related to options of an aggregate of approximately $(1) thousand and $23 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. During the three months ended April 30, 2024, certain employees and contractors resigned from the Company which resulted in the reversal of approximately $11 thousand of previously recognized stock-based compensation expense. At April 30, 2024, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $37 thousand.

Note 9 - Commitments and Contingencies
Litigation, Claims and Assessments
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.
On May 15, 2024, the Company entered into a Settlement Agreement with directors Alfred D’Agostino, Steve Burns, Dean Janeway and Thomas Toto (each, a “Director”) relating to certain options purported to have been granted by the Company in 2018 and 2019 (the "Purported Options") under prior leadership that exceeded the availability under the Company’s equity plan at the time of the purported grants.

In exchange for a release of any and all claims or rights related to the Purported Options, the Company agreed to issue each Director a payment of approximately $113 thousand and approximately 17 thousand shares of common stock. In connection with the Settlement Agreement and the issuance of the shares, the Company incurred a one-time charge of approximately $900 thousand within selling, general and administrative expense in the period ended April 30, 2024. See Note 12 for additional information.
Licensing and Royalty Agreements
On March 1, 2010, the Company was assigned a Development and License agreement, dated January 1, 2009, with Daniel Dougherty (the “License Agreement”). Under the terms of the License Agreement, the royalty rate payable by the Company is 6% of net sales up to $500 thousand of net sales (as defined in the agreement) for each year under the License Agreement; 4% of net sales from $500 thousand up to $2.5 million of net sales for each year under the License Agreement; 2% of net sales from $2.5 million up to $20 million of net sales for each year under the License Agreement; and 1% of net sales in excess of $20 million of net sales for each year under the License Agreement.
In order to continue exclusivity, the Company shall pay a minimum royalty of $125,000 each year.

The Company incurred approximately $182 thousand and $189 thousand of royalty expenses for the three months ended April 30, 2024 and April 30, 2023, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 10 –Leases
We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
In April 2024, the Company's lease of additional warehouse and office space in Farmingdale, New York became effective. The lease agreement has a five year term with monthly rent of approximately $16.7 thousand for the first year, increasing to approximately $17.2 thousand for the second year, increasing to approximately $17.7 thousand for the third year, increasing to approximately $18.2 thousand for the fourth year and increasing to approximately $18.8 thousand for the fifth year. As a result of this lease the Company recognized a ROU asset and a ROU liability of approximately $873 thousand.
During the three months ended April 30, 2024, the Company amended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease has a termination date of August 31, 2024. The Company is currently in negotiations with the landlord on a potential extension and expansion of the lease of the existing facility. As the lease is now short term in nature the Company wrote off approximately $897 thousand of the ROU asset and ROU liability.
We have operating leases for offices and other facilities used for our operations. We also have finance leases consisting primarily of machinery and equipment. Our leases have remaining lease terms of approximately 0.33 years to 7.6 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	April 30, 2024	April 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$151	$35
Financing cash flows from finance leases	95	50
The following table shows the weighted average lease term and weighted average discount rate for our ROU lease assets:

	April 30, 2024	January 31, 2024
Weighted average remaining lease term (in years)
Operating leases	7.03	6.57
Finance leases	4.58	4.49

Weighted average discount rate:
Operating leases	5.50%	4.85%
Finance Leases	7.08%	6.74%

Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2025 remaining	$361	$421	$782
2026	384	566	950
2027	336	467	803
2028	328	500	828
2029	232	507	739
Thereafter	150	839	989
Total undiscounted future lease payments	1,791	3,300	5,091
Less: imputed interest	(288)	(502)	(790)
Total present value of future lease liabilities	$1,503	$2,798	$4,301
Note 11 - Income Tax Provision
The Company’s effective tax rate for the three months ending April 30, 2024 and April 30, 2023 is 24.5% and 24.5%, respectively. Differences with statutory rate primarily relate to state taxes.
As of April 30, 2024, the net deferred tax asset of approximately $331 thousand is primarily related to accrued payroll.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance as of April 30, 2024 or January 31, 2024.
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
Note 12 - Subsequent Event
On May 15, 2024, the Company entered into Settlement Agreements (the "Settlement Agreements") with directors Alfred D’Agostino, Steve Burns, Dean Janeway and Thomas Toto (each, a “Director”) relating to certain options purported to be granted by the Company in 2018 and 2019 by prior leadership (the "Purported Options") that exceeded the availability under the Company’s equity plan at the time of grant.

In exchange for a release of any and all claims or rights related to the Purported Options, the Company agreed to issue each Director a payment of approximately $113 thousand and approximately 17 thousand shares of common stock. In connection with the Settlement Agreements and the issuance of the shares, the Company incurred a one-time charge of approximately $900 thousand within selling, general and administrative expense in the period ended April 30, 2024.

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
Results of Operations for the Three Months Ended April 30, 2024 and 2023
The following table sets forth the summary of the condensed consolidated statements of operations for the three months ended April 30, 2024 and 2023 (in thousands):

	For the Three Months Ended
	April 30, 2024	April 30, 2023

Net sales	$29,838	$23,121
Cost of Sales	$22,375	$16,750
Gross Profit	$7,463	$6,371
Operating Expenses	$6,690	$4,428
Other Expenses	$(41)	$(163)
Income tax expense	$(179)	$(525)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$146
Net Income	$553	$1,401
For the three months ended April 30, 2024 and 2023, the Company reported net income of approximately $0.6 million and $1.4 million, respectively. The change in net income between the three months ended April 30, 2024 and 2023 is due to the to the changes in net sales, cost of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 29.1% to $29.8 million during the three months ended April 30, 2024, from $23.1 million during the three months ended April 30, 2023. The increase in sales is due to both volume gains, successful pricing actions, and the acquisition of CIF in June 2023. Volume gains were driven by increased demand at existing customers, successful trade and marketing promotions, same-customer cross-selling, and product additions.
Cost of sales: Cost of sales increased by approximately 34% to $22.4 million or 75% of Net Sales during the three months ended April 30, 2024, from $16.8 million or 72% of Net Sales during the three months ended April 30, 2023. The increase in cost of sales as a percentage of Net Sales is due to increases in commodity costs, in particular the price of chicken, partially offset by improvements in procurement and manufacturing efficiencies.
Gross Profit Margin: The gross profit margin was 25% and 28% for the three months ended April 30, 2024 and 2023, respectively. The decrease in gross profit margin between the three months ended April 30, 2024 and 2023 is due to increased commodity costs, partially offset by customer price increases and manufacturing efficiencies.

Operating Expenses: Operating expenses increased by 51% during the three months ended April 30, 2024, as compared to the three months ended April 30, 2023. The $2.3 million increase in total operating expenses is primarily attributable to the following:
•One time legal settlement expenses of approximately $900 thousand, due to the Settlement Agreement with directors (see Note 9)
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $271 thousand mainly related to increased sales and administrative personnel expense and additional stock-based compensation;
•Advertising expenses increased by approximately $204 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products;
•Amortization of intangible assets increased by approximately $278 thousand due to the acquisition of CIF, which was completed in June 2023;
•Professional fees and director fees increased by approximately $166 thousand due to the growth of the Company and the use of consultants to achieve manufacturing efficiencies as well as information technology integration; and
•Freight related expenses increased by approximately $140 thousand due to increased sales.
Other Expenses: Other expenses decreased by approximately $122 thousand to $41 thousand for the three months ended April 30, 2024, as compared to $163 thousand for the three months ended April 30, 2023. The decrease is primarily due to interest income in the current year of approximately $92 thousand.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at April 30, 2024 compared to January 31, 2024 (in thousands):

	April 30, 2024	January 31, 2024	Change
Current Assets	$25,369	$23,566	$1,803
Current Liabilities	18,522	16,690	1,832
Working Capital	$6,847	$6,876	$(29)
As of April 30, 2024, we had working capital of approximately $6.8 million as compared to working capital of approximately $6.9 million as of January 31, 2024, relatively. The slight decrease in working capital is primarily attributable to an increase in cash of approximately $2.0 million, and an increase of accounts receivables of approximately $0.2 million, largely offset by a decrease of inventory of approximately $0.3 million, and an increase in accounts payable and accrued expenses of approximately $1.8 million.
Long-Term Requirements
As of April 30, 2024, we have $0 outstanding under our Credit Agreement and approximately $4.2 million outstanding under our Term Loan Agreement with M&T Bank. The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have payments of $750 thousand (plus accrued interest) due on December 29, 2024 and 2025 pursuant to promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 6. In addition, we have a promissory note of $2.7 million with the sellers of CIF (as discussed in Note 1). Of the $2.7 million, a payment of $1.2 million is due on June 28, 2024, and $1.5 million is payable in common stock on June 28, 2025. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment, as discussed in Note 10.

Cash Flows
The following table summarizes the key components of our cash flows for the three months ended April 30, 2024 and 2023 (in thousands).

	For the Three Months Ended April 30,
	2024	2023
	USD	USD
Net Cash Provided by Operating Activities	$3,641	$1,612
Net Cash (Used in) Investing Activities	(1,144)	(145)
Net Cash (Used in) Financing Activities	(476)	(586)
Net increase in cash	2,021	881
Cash, beginning of period	11,022	4,378
Cash, end of period	$13,043	$5,259
Operating activities
Net cash provided by operating activities for the three months ended April 30, 2024 was approximately $3.6 million, which consisted of (i) net income of approximately $0.6 million, (ii) non-cash expenses of approximately $1.2 million, and (iii) changes in operating assets and liabilities of approximately $1.9 million.
Net cash provided by operating activities for the three months ended April 30, 2023 was approximately $1.6 million, which consisted of (i) net income of approximately $1.4 million, (ii) non-cash expenses of approximately $0.6 million, and (iii) changes in operating assets and liabilities of approximately $(0.4) million.
Investing activities
Net cash used in investing activities for three months ended April 30, 2024 was approximately $1.1 million and consisted of purchases of machinery and equipment.
Net cash used in investing activities for three months ended April 30, 2023 was approximately $0.1 million and consisted of purchases of machinery and equipment.
Financing activities
Net cash used in financing activities for the three months ended April 30, 2024 was approximately $0.5 million and consisted of approximately $0.4 million of payments on the Term Loan and approximately $0.1 million payments on finance leases.
Net cash used in financing activities for the three months ended April 30, 2023 was approximately $0.6 million and consisted of approximately $0.4 million of payments on the Term Loan, approximately $0.1 million of payments on the line of credit, and approximately $0.1 million payments on finance leases.
Liquidity and capital requirements outlook
Although the expected revenue growth and control of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet its cash requirements through at least the next twelve months, based on current and projected levels of operations, the Company may require additional funding to finance growth or achieve its strategic objectives. If such financing is required, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In the event funding is not available on reasonable terms, the Company might be required to change its growth strategy and/or seek funding on an alternative basis, but there is no guarantee it will be able to do so.
Recent Accounting Pronouncements
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2024 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows or disclosures.

Critical Accounting Estimates and Policies
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our 2024 Form 10-K. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s consolidated financial position, earnings, cash flows.
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
As of April 30, 2024, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously reported in our 2024 Form 10-K. See the risk factors set forth in our 2024 Annual Report on Form 10-K under the caption "Item 1A - Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the Three months ended April 30, 2024, the Company had no sales of unregistered securities.
During the Three months ended April 30, 2024, the Company did not repurchase any Company equity securities.
Item 3. Defaults upon Senior Securities.
There has been no material default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
10.1	Form of Settlement Agreement with Directors, dated as of May 15, 2024 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024).
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: June 11, 2024	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)