Form 10-Q
period 2024-07-31
Mama's Creations, Inc.
filed 2024-09-10
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: July 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 9, 2024, there were 37,577,493 shares outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MAMA’S CREATIONS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2024

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31, 2024	January 31, 2024
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$7,368	$11,022
Accounts receivable, net	8,126	7,859
Inventories, net	2,848	3,310
Prepaid expenses and other current assets	1,364	1,375
Total current assets	19,706	23,566

Property, plant, and equipment, net	7,272	4,436
Intangible assets, net	4,211	4,979
Goodwill	8,633	8,633
Operating lease right of use assets, net	2,643	2,889
Deferred tax asset	390	503
Deposits	95	95
Total Assets	$42,950	$45,101

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$9,793	$12,425
Term loan, net of unamortized debt discount of $28 and $38, respectively	1,524	1,514
Operating lease liabilities	428	434
Finance leases payable	358	367
Promissory notes – related parties	2,250	1,950
Total current liabilities	14,353	16,690

Line of credit	—	—
Operating lease liabilities – net of current	2,278	2,515
Finance leases payable – net of current	1,044	1,062
Promissory note – related party, net of current	750	2,250
Term loan – net of current	2,228	3,003
Total long-term liabilities	6,300	8,830

Total Liabilities	20,653	25,520

Commitments and contingencies (Notes 9 and 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of July 31, 2024 and January 31, 2024, respectively, 0 shares outstanding as of July 31, 2024 and January 31, 2024, respectively	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued and outstanding as of July 31, 2024 and January 31, 2024 respectively	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,663,041 and 37,488,239 shares issued as of July 31, 2024 and January 31, 2024, respectively, 37,433,041 and 37,258,239 shares outstanding as of July 31, 2024 and January 31, 2024, respectively	-	-
Additional paid in capital	24,293	23,278
Accumulated deficit	(1,846)	(3,547)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	22,297	19,581
Total Liabilities and Stockholders’ Equity	$42,950	$45,101
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2024	2023	2024	2023

Net sales	$28,382	$24,790	$58,220	$47,911

Costs of sales	21,503	17,284	43,878	34,034

Gross profit	6,879	7,506	14,342	13,877

Operating expenses:
Research and development	93	95	197	166
Selling, general and administrative expenses	5,174	5,136	11,760	9,493
Total operating expenses	5,267	5,231	11,957	9,659

Income from operations	1,612	2,275	2,385	4,218

Other income (expenses)
Interest expense	(122)	(182)	(249)	(359)
Interest income	63	—	155	—
Amortization of debt discount	(4)	(6)	(10)	(11)
Other income	—	7	—	27
Total other expenses	(63)	(181)	(104)	(343)

Net income before income tax provision and income from equity method investment	1,549	2,094	2,281	3,875

Income from equity method investment	—	78	—	223
Income tax expense	(401)	(430)	(580)	(954)

Net income	1,148	1,742	1,701	3,144

Less: series B preferred dividends	—	(21)	-	(49)

Net Income available to common stockholders	1,148	1,721	1,701	3,095

Net income per common share
– basic	$0.03	$0.05	$0.05	$0.09
– diluted	$0.03	$0.05	$0.04	$0.08

Weighted average common shares outstanding
– basic	37,336	36,855	37,298	36,628
– diluted	39,604	37,490	39,535	37,195

See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from May 1, 2024 through July 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,490	$(2,994)	$20,346

Stock based compensation	-	-	-	-	77	-	-	-	316	-	316

Stock issued for the exercise of options and warrants	-	-	-	-	30	-	-	-	37	-	37

Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450

Net income	-	-	-	-	-	-	-	-	-	1,148	1,148

Balance, July 31, 2024	-	$-	-	$-	37,663	$-	(230)	$(150)	$24,293	$(1,846)	$22,297

For the Period from May 1, 2023 through July 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, May 1, 2023	-	$-	55	$-	36,485	$—	(230)	$(150)	$22,798	$(8,685)	$13,963

Stock based compensation	-	-	-	-	20	-	-	-	105	-	105

Stock issued for the exercise of options and warrants	-	-	-	-	20	-	-	-	9	-	9

Conversion of series B preferred stock to common stock	-	-	(55)	-	819	-	-	-	-	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(21)	(21)

Net income	-	-	-	-	-	-	-	-	-	1,742	1,742

Balance, July 31, 2023	-	$-	-	$-	37,344	$—	(230)	$(150)	$22,912	$(6,964)	$15,798

For the Period from February 1, 2024 through July 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	-	-	-	37,488	-	(230)	(150)	23,278	(3,547)	19,581

Stock based compensation	-	-	-	-	77	-	-	-	521	-	521

Stock issued for the exercise of options	-	-	-	-	30	-	-	-	44	-	44

Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450

Net income	-	-	-	-	-	-	-	-	-	1,701	1,701

Balance, July 31, 2024	-	-	-	-	37,663	-	(230)	(150)	24,293	(1,846)	22,297

For the Period from February 1, 2023 through July 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2023	-	-	55	-	36,318	-	(230)	(150)	22,724	(10,059)	12,515

Stock based compensation	-	-	-	-	20	-	-	-	160	-	160

Stock issued for the exercise of options and warrants	-	-	-	-	187	-	-	-	28	-	28

Conversion of series B preferred stock to common stock	-	-	(55)	-	819	-	-	-	-	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(49)	(49)

Net Income	-	-	-	-	-	-	-	-	-	3,144	3,144

Balance, July 31, 2023	-	-	-	-	37,344	-	(230)	(150)	22,912	(6,964)	15,798
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,701	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	606	512
Amortization of debt discount	10	11
Amortization of right of use assets	270	112
Amortization of intangibles	768	304
Stock-based compensation	521	110
Allowance for obsolete inventory	-	93
Change in deferred tax asset	113	649
Income from equity method investment	-	(223)
Changes in operating assets and liabilities:
Allowance for doubtful accounts	-	140
Accounts receivable	(267)	1,127
Inventories	462	234
Prepaid expenses and other current assets	(522)	347
Security deposits	-	(18)
Accounts payable and accrued expenses	(2,161)	(3,049)
Operating lease liability	(267)	(135)
Net Cash Provided by Operating Activities	1,234	3,358

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for fixed assets	(2,740)	(253)
Cash paid for investment in Chef Inspirational Foods, LLC, net	-	(646)
Net Cash (Used in) Investing Activities	(2,740)	(899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(776)	(776)
Repayment of line of credit, net	-	(390)
Repayment of related party note	(1,200)	-
Repayment of finance lease obligations	(196)	(93)
Payment of Series B Preferred dividends	-	(49)
Proceeds from exercise of stock options	44	28
Net Cash (Used in) Financing Activities	(2,128)	(1,280)

Net (Decrease) Increase in Cash	(3,634)	1,179

Cash and cash equivalents at beginning of period	11,022	4,378

Cash and cash equivalents at end of period	$7,388	$5,557

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$871	$113
Interest	$223	$313

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series B preferred stock to common stock	$-	$-
Finance lease asset additions	$169	$903
Right of use asset recognized	$873	$-
Write-off of right of use asset	$897	$-
Related party debt incurred for purchase of Chef Inspirational Foods, LLC	$-	$2,700
Settlement of liability in common stock	$-	$50
Issuance of stock for director settlement	$450	$-
Receipt of fixed assets for deposits which were previously placed	$533	$-
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements
July 31, 2024
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), (formerly known as Mama Mancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary MamaMancini’s Inc. (“MamaMancinis”) is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken, sausage and peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-serve pasta bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as "all-natural". The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
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
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consisted of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments until the Company acquired the remaining interest in CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note requires a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the three months ended July 31, 2024), and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
The following presents the unaudited results of operations for the period February 1, 2023 through June 28, 2023 of CIF (in thousands):

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

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical Consolidated Financial Statements of the Company for the years ended January 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended January 31, 2024 (the "2024 Form 10-K"). Operating results for the three and six months ended July 31, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among other items, allowance for credit losses, the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue.
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
Risks and Uncertainties
The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risks and uncertainties, including financial and operational risks, including the potential risk of business failure.
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
Segment Reporting
For the three and six months ending July 31, 2024 and July 31, 2023, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such the Company has one reportable segment. Additionally, all of the Company's assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The reserve for uncollectible accounts was approximately $93 thousand as of July 31, 2024 and January 31, 2024. During the three and six months ended July 31, 2024 the Company did not write off any accounts deemed uncollectible. During the three and six months ended July 31, 2023 the Company wrote off approximately $140 thousand of accounts that were deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices and indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of July 31, 2024 and January 31, 2024, the reserve for obsolete inventory was approximately $95 thousand.
Inventories by major category are as follows (in thousands):

	July 31, 2024	January 31, 2024
Raw materials and packaging	$1,376	$1,159
Work in process	324	237
Finished goods	1,148	1,914
Total	$2,848	$3,310
Property, Plant and Equipment
Property, plant, and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.
Asset lives for financial statement reporting of depreciation expense are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the shorter of the remaining lease term at the time the asset was placed in service or their estimated useful lives.
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
As of July 31, 2024 and January 31, 2024, there were no impairment losses recognized for goodwill.
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
Research and Development
Research and development is expensed as incurred. Research and development expenses were $93 thousand and $197 thousand for the three and six months ended July 31, 2024, respectively, compared to $95 thousand and $166 thousand for the three and six months ended July 31, 2023, respectively.
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

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of July 31, 2024 and January 31, 2024.
Expenses such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	July 31, 2024	July 31, 2023
Gross Sales	$28,704	$25,415
Less: Slotting Fees, Discounts & Allowances	322	625
Net Sales	$28,382	$24,790

	For the Six Months Ended
	July 31, 2024	July 31, 2023
Gross Sales	$59,102	$49,015
Less: Slotting Fees, Discounts & Allowances	882	1,104
Net Sales	$58,220	$47,911

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended July 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	July 31, 2024	July 31, 2023
Northeast	$8,690	$9,385
Southeast	8,010	7,192
Midwest	5,768	3,988
West	6,236	4,850
Total gross sales	$28,704	$25,415

	For the Six Months Ended
	July 31, 2024	July 31, 2023
Northeast	$18,257	$17,951
Southeast	15,707	13,887
Midwest	12,152	8,255
West	12,986	8,922
Total gross sales	$59,102	$49,015
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for advertising for the Company are charged to selling, general and administrative expenses as incurred. Advertising expenses were $404 thousand and $817 thousand for the three and six months ended July 31, 2024, respectively, compared to $190 thousand and $399 thousand for the three and six months ended July 31, 2023, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the condensed consolidated statement of operations over the requisite service period.
The Company has granted performance stock awards ("PSUs") to certain executive officers. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. For each path, the PSUs payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock at the grant date of $1.17 and $1.40,

(ii) the expected common stock price volatility over the expected life of the award of 85.7% and 87.0%, (iii) the term of the awards of 5 years and 5 years, (iv) the risk-free interest rate of 3.7% and 3.4%, and (v) the expected dividend yield of 0% and 0%. Forfeitures are recognized when they occur. There were no performance stock units that vested in the three and six months ending July 31, 2024. The Company's performance against the defined goals is re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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
Earnings Per Share
Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive earnings per share computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury stock method and the dilutive effect of the Series B Preferred stock is calculated using the if-converted method.
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	For the Three Months Ended
	July 31, 2024	July 31, 2023
Numerator:
Net income attributable to common stockholders	$1,148	1,721
Effect of dilutive securities:	—	21

Diluted net income	$1,148	$1,742

Denominator:
Weighted average common shares outstanding – basic	37,336	36,855
Dilutive securities (a):
Restricted stock	371	251
Performance stock awards	1,840	—
Options	57	384

Weighted average common shares outstanding and assumed conversion – diluted	39,604	37,490

Basic net income per common share	$0.03	$0.05

Diluted net income per common share	$0.03	$0.05

(a) – Anti-dilutive securities excluded:	-	-

	For the Six Months Ended
	July 31, 2024	July 31, 2023
Numerator:
Net income attributable to common stockholders	1,701	3,095
Effect of dilutive securities:	—	49

Diluted net income	$1,701	$3,144

Denominator:
Weighted average common shares outstanding – basic	37,298	36,628
Dilutive securities (a):
Restricted stock	343	222
Options	54	345
Performance stock awards	1,840	—

Weighted average common shares outstanding and assumed conversion – diluted	39,535	37,195

Basic net income per common share	$0.05	$0.09

Diluted net income per common share	$0.04	$0.08

(a) – Anti-dilutive securities excluded:	-	-
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of July 31, 2024 and January 31, 2024, the Company recognized a deferred tax asset of $390 thousand and $503 thousand, respectively, which is included in other long-term assets on the condensed consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
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
In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-06, "Disclosure Improvements: Amendments - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative." The FASB issued the standard to introduce changes to U.S. GAAP that originate in either SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of the standard are contingent when the SEC removes the related disclosure provisions from Regulation S-X and S-K. The Company does not expect the provisions of the standard to have a material impact on the Company's financial statements and related disclosures.
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
Note 3 – Property Plant and Equipment:
Property plant and equipment on July 31, 2024 and January 31, 2024 are as follows (in thousands):

	July 31, 2024	January 31, 2024
Machinery and Equipment	$6,489	$4,437
Furniture and Fixtures	242	252
Leasehold Improvements	4,291	2,956
	11,022	7,645
Less: Accumulated Depreciation	3,750	3,209
Total	$7,272	$4,436
Depreciation expense was approximately $314 thousand and $606 thousand for the three and six months ended July 31, 2024, respectively, compared to approximately $263 thousand and $512 thousand for the three and six months ended July 31, 2023, respectively.

Note 4 – Intangible assets, net
Intangible assets, net consisted of the following at July 31, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,218)	$4,200	2.80
Tradename and trademarks	79	(68)	11	0.41
	$6,497	$(2,286)	$4,211

Intangibles, net consisted of the following at January 31, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(1,463)	$4,955	3.29
Tradename and trademarks	79	(55)	24	0.91
	$6,497	$(1,518)	$4,979
Amortization expense was approximately $388 thousand and $768 thousand for the three and six months ended July 31, 2024, respectively, compared to approximately $202 thousand and $304 thousand for the three and six months ended July 31, 2023, respectively.
We expect the estimated aggregate amortization expense for each of the four succeeding fiscal years to be as follows (in thousands):

2025 (Remaining)	$771
2026	1,513
2027	1,465
2028	462
Total	$4,211
Note 5 – Related Party Transactions
Promissory Notes – Related Parties
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of July 31, 2024 and January 31, 2024, the outstanding balance under the note was $1.5 million, respectively, of which $750 thousand is recorded as Promissory notes – related parties and $750 thousand is recorded as Promissory notes – related parties, net of current in the Company’s Condensed Consolidated Balance Sheets. Interest expense related to this note was approximately $13 thousand and $26 thousand for the three and six months ended July 31, 2024, respectively, compared to approximately $20 thousand and $39 thousand for the three and six months ended July 31, 2023, respectively. As of July 31, 2024 and January 31, 2024, accrued interest was approximately $31 thousand and $5 thousand, respectively.
Lease – Related Party
The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L, and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three and six months ended July 31, 2024 were approximately $81 thousand and $159 thousand, respectively, compared to $106 thousand and $171 thousand for the three and six months ending July 31, 2023 , respectively.
Chef Inspirational Foods, LLC – Related Party
The Company owned a 24% minority interest in CIF until June 28, 2023, when the Company acquired the remaining interest (refer to Note 1). For the period May 1, 2023 to July 31, 2023 and the period from February 1, 2023 to June 28, 2023, the Company recorded sales of approximately $4.3 million and $10.9 million with CIF, respectively. For the period May 1, 2023 to July 31, 2023 and the period from February 1, 2023 to June 28, 2023, the Company recorded commission expense with CIF of approximately $29 thousand and $175 thousand, respectively.

Note 6 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million (the "Credit Agreement"). On July 31, 2024, the Company extended the maturity date of the working capital line from October 31, 2025 to November 30, 2027. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Borrower as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of July 31, 2024 and January 31, 2024. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. There was no outstanding balance on the line of credit as of July 31, 2024 and January 31, 2024, respectively. During the three and six months ended July 31, 2024 the Company incurred no interest , compared to approximately $26 thousand and $47 thousand for the three and six months ended July 31, 2023, respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. The Acquisition Note was amended effective December 4, 2023 to change the rate at which interest accrues and amended on July 31, 2024 to amend certain covenants. Effective December 4, 2023 the interest rate was amended to be based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of July 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $3.8 million and $28 thousand, respectively. As of January 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $4.6 million and $38 thousand, respectively. During the three and six months ended July 31, 2024 the Company incurred interest of approximately $80 thousand and $166 thousand respectively, compared to approximately $118 thousand and $237 thousand for the three and six months ended July 31, 2023, respectively.
Note 7 – Concentrations
Revenues
For the three months ended July 31, 2024, the Company’s revenue was concentrated in two customers that accounted for approximately 38% and 11% of gross revenue, respectively. For the six months ended July 31, 2024, the Company’s revenue was concentrated in one customer that accounted for approximately 40% of gross revenue.
For the three months ended July 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 18%, 17%, and 10% of gross revenue, respectively. For the six months ended July 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 22%, 13%, and 11% of gross revenue respectively.
Receivables
As of July 31, 2024, four customers represented approximately 31%, 13%, 11%, and 11% of the total gross outstanding receivables, respectively. As of January 31, 2024, four customers represented approximately 20%, 15%, 13%, and 10% of total gross outstanding receivables, respectively.
Note 8 – Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of Preferred Stock, $0.00001 par value per share. The Company has designated 120 thousand shares of Preferred Stock as Series A Convertible Preferred stock. As of July 31, 2024 and January 31, 2024, no shares of Series A Convertible Preferred Stock are outstanding.

Series B Preferred Stock
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
On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819,000 shares of Common Stock of the Company. As of July 31, 2024 and January 31, 2024, no shares of Series B Preferred Stock remain outstanding.
The Company paid dividends of approximately $21 thousand and $49 thousand for the three and six months ended July 31, 2023, respectively. Such dividends related to the Company's then outstanding Series B Preferred Stock.
Restricted Stock Units
The fair value of restricted stock units is determined based on the closing price of the Company's Common Stock on the grant date. Restricted Stock Units generally vest on a graded basis over three years to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.
The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2024	493,078	$1.91
Granted	56,207	$6.85
Vested	(74,267)	$4.02
Forfeited	-	$-
Outstanding – July 31, 2024	475,018	$2.16
During the three and six months ended July 31, 2024, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $197 thousand and $311 thousand, respectively, compared to $63 thousand and $31 thousand for the three and six months ended July 31, 2023, respectively. The restricted stock expense was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the employee's expense on the Condensed Consolidated Statement of Operations. As of July 31, 2024, there was unrecognized stock-based compensation of approximately $822 thousand related to future vesting of restricted stock units.

Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2024	117,500	$1.48	8.36	$333
Granted	-	$-
Exercised	(30,000)	$1.48
Expired/forfeited	(15,000)	$1.48
Outstanding – July 31, 2024	72,500	$1.48	7.87	$445
Exercisable – July 31, 2024	7,500	$1.48	7.87	$46
During the six months ended July 31, 2024, there were 30,000 options exercised at a weighted average exercise price of $1.48 per share resulting in the issuance of 30 thousand shares of common stock. The Company received approximately $44 thousand for the exercise of these options.
For the three and six months ended July 31, 2024, the Company recognized stock-based compensation expense related to options of an aggregate of approximately $8 thousand and $7 thousand, respectively, compared to $18 thousand and $41 thousand for the three and six months ended July 31, 2023. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations. During the six months ended July 31, 2024, certain employees and contractors resigned from the Company, which resulted in the reversal of approximately $11 thousand of previously recognized stock-based compensation expense. At July 31, 2024, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $29 thousand.
Equity issuances
On May 15, 2024, the Company entered into a Settlement Agreement with directors Alfred D’Agostino, Steven Burns, Dean Janeway and Thomas Toto (each, a “Director”) relating to certain options purported to have been granted by the Company in 2018 and 2019 (the "Purported Options") under prior leadership that exceeded the availability under the Company’s equity plan at the time of the purported grants.

In exchange for a release of any and all claims or rights related to the Purported Options, the Company agreed to issue each Director a payment of approximately $113 thousand and approximately 17 thousand shares of common stock. In connection with the Settlement Agreement and the issuance of the shares, the Company incurred a one-time charge of approximately $900 thousand within selling, general and administrative expense in the three months ended April 30, 2024.

During the three and six months ended July 31, 2024 the Company issued 3,007 shares valued at approximately $20 thousand to certain employees as compensation.

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
The Company incurred approximately $123 thousand and $305 thousand of royalty expenses for the three and six months ended July 31, 2024, respectively, compared to $129 thousand and $318 thousand for the three months ended July 31, 2023, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 10 –Leases
The Company accounts for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
In April 2024, the Company's lease of additional warehouse and office space in Farmingdale, New York became effective. The lease agreement has a five year term with monthly rent of approximately $16.7 thousand for the first year, increasing to approximately $17.2 thousand for the second year, increasing to approximately $17.7 thousand for the third year, increasing to approximately $18.2 thousand for the fourth year and increasing to approximately $18.8 thousand for the fifth year. As a result of this lease the Company recognized a (right-of-use) (ROU) asset and a ROU liability of approximately $873 thousand.
During the six months ended July 31, 2024, the Company amended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease has a termination date of August 31, 2024, which was subsequently extended, see Note 12. As the lease is now short term in nature the Company wrote off approximately $897 thousand of the ROU asset and ROU liability in the three months ended April 30, 2024.
We have operating leases for offices and other facilities used for our operations. We also have finance leases consisting primarily of machinery and equipment. Our leases have remaining lease terms of approximately 0.33 years to 7.6 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	July 31, 2024	July 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$267	$135
Financing cash flows from finance leases	196	93
The following table shows the weighted average lease term and weighted average discount rate for our ROU lease assets:

	July 31, 2024	January 31, 2024
Weighted average remaining lease term (in years)
Operating leases	6.15	6.57
Finance leases	4.43	4.49

Weighted average discount rate:
Operating leases	5.47%	4.85%
Finance Leases	7.19%	6.74%

Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2025 remaining	$233	$280	$513
2026	384	566	950
2027	336	467	803
2028	328	500	828
2029	232	507	739
Thereafter	150	839	989
Total undiscounted future lease payments	1,663	3,159	4,822
Less: imputed interest	(261)	(453)	(714)
Total present value of future lease liabilities	$1,402	$2,706	$4,108
Note 11 - Income Tax Provision
The Company’s effective tax rate for the three and six months ending July 31, 2024 and July 31, 2023 is 25.9% and 25.4%, respectively. Differences from the statutory rate primarily relate to state taxes.
As of July 31, 2024, the net deferred tax asset of approximately $390 thousand.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of July 31, 2024 or January 31, 2024.
The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.
Note 12 - Subsequent Event
On August 21, 2024, the Company amended its lease at 25 Branca Road. The amended lease has monthly rent of approximately $36 thousand until February 28, 2026 with a renewal option to extend the lease until August 31, 2029. The monthly rent during the renewal option ranges from approximately $38 thousand to approximately $42 thousand.

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
Results of Operations for the Three Months Ended July 31, 2024 and 2023
The following table sets forth the summary of the condensed consolidated statements of operations for the three months ended July 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	July 31, 2024	July 31, 2023

Net sales	$28,382	$24,790
Costs of sales	$21,503	$17,284
Gross Profit	$6,879	$7,506
Operating Expenses	$5,267	$5,231
Other Expenses	$(63)	$(181)
Income Tax Expense	$(401)	$(430)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$78
Net Income	$1,148	$1,742
For the three months ended July 31, 2024 and 2023, the Company reported net income of approximately $1.1 million and $1.7 million respectively. The change in net income between the three months ended July 31, 2024 and 2023 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 14.5% to $28.4 million during the three months ended July 31, 2024, from $24.8 million during the three months ended July 31, 2023. The increase in sales is due to volume gains, successful pricing actions, and the acquisition of CIF in June 2023. Volume gains were driven by increased demand at existing customers, successful trade and marketing promotions, same-customer cross-selling of new items, and new customer door expansion.
Costs of sales: Costs of sales increased by approximately 24% to $21.5 million, or 76% of Net Sales, during the three months ended July 31, 2024, from $17.3 million, or 70% of Net Sales, during the three months ended July 31, 2023. The increase in costs of sales as a percentage of Net Sales is due to increases in commodity costs, in particular the price of chicken, partially offset by improvements in procurement, manufacturing and labor efficiencies.
Gross Profit Margin: The gross profit margin was 24% and 30% for the three months ended July 31, 2024 and 2023, respectively. The decrease in gross profit margin between the three months ended July 31, 2024 and 2023 is due to increased commodity costs, in particular the price of chicken, which were partially offset by customer price increases, improvements in procurement, and manufacturing efficiencies.
Operating Expenses: Operating expenses were relatively flat in aggregate during the three months ended July 31, 2024, as compared to the three months ended July 31, 2023. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation decreased by approximately $364 thousand mainly related to variable compensation arrangements;
•Insurance expense decreased by approximately $213 thousand mainly related to updated terms of coverage;
•Professional fees and director fees decreased by approximately $73 thousand mainly related to private offerings done in the prior year;
•Freight related expenses decreased by approximately $112 thousand mainly related to a greater focus on full truckload sales versus less than full truckload sales as well as stronger supplier management of carriers.
•Advertising expenses increased by approximately $214 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products;
•Amortization of intangible assets increased by approximately $211 thousand due to the acquisition of CIF, which was completed in June 2023;
•Other operating expenses increased by approximately $174 thousand due to additional travel and office expenses; and
•Commission expenses increased by approximately $203 thousand due to increased sales; and
•Other Expenses: Other expenses decreased by approximately $118 thousand to $63 thousand for the three months ended July 31, 2024, as compared to $181 thousand for the three months ended July 31, 2023. The decrease is primarily due to interest income of approximately $63 thousand and a decrease of interest expense of approximately $127 thousand, due to a lower debt balance.
Results of Operations for the Six Months Ended July 31, 2024 and 2023
The following table sets forth the summary of the condensed consolidated statements of operations for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands):

	For the Six Months Ended
	July 31, 2024	July 31, 2023

Net Sales	$58,220	$47,911
Costs of Sales	$43,878	$34,034
Gross Profit	$14,342	$13,877
Operating Expenses	$11,957	$9,659
Other Expenses	$(104)	$(343)
Income Tax Expense	$(580)	$(954)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$223
Net Income	$1,701	$3,144
For the six months ended July 31, 2024 and 2023, the Company reported net income of approximately $1.7 million and $3.1 million, respectively. The change in net income between the six months ended July 31, 2024 and 2023 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 21.5% to $58.2 million during the six months ended July 31, 2024, from $47.9 million during the six months ended July 31, 2023. The increase in sales is due to volume gains, successful pricing actions, and the acquisition of CIF in June 2023. Volume gains were driven by increased demand at existing customers, successful trade and marketing promotions, same-customer cross-selling of new items, and new customer door expansion.

Costs of sales: Costs of sales increased by approximately 29% to $43.9 million, or 75% of Net Sales, during the six months ended July 31, 2024, from $34.0 million, or 71% of Net Sales, during the six months ended July 31, 2023. The increase in costs of sales as a percentage of Net Sales is due to increases in commodity costs, in particular the price of chicken, partially offset by improvements in procurement, manufacturing and labor efficiencies.
Gross Profit Margin: The gross profit margin was 25% and 29% for the three months ended July 31, 2024 and 2023, respectively. The decrease in gross profit margin between the six months ended July 31, 2024 and 2023 is due to increased commodity costs, partially offset by customer price increases and manufacturing efficiencies.
Operating Expenses: Operating expenses increased by 24% during the six months ended July 31, 2024, as compared to the six months ended July 31, 2023. The $2.3 million increase in total operating expenses is primarily attributable to the following:
•One time legal settlement expense of approximately $900 thousand, due to the Settlement Agreement with directors;
•Advertising expenses increased by approximately $419 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products;
•Amortization of intangible assets increased by approximately $478 thousand due to the acquisition of CIF, which was completed in June 2023;
•Commission expenses increased by approximately $219 thousand due to increased sales;
•Payroll and Related Expenses inclusive of stock-based compensation decreased by approximately $93 thousand, mainly related to variable compensation arrangements; and
•Insurance expense decreased by approximately $166 thousand mainly related to updated terms of our coverage; and
•Other Expenses: Other expenses decreased by approximately $239 thousand to $104 thousand for the six months ended July 31, 2024, as compared to $343 thousand for the six months ended July 31, 2023. The decrease is primarily due to interest income in the current year of approximately $155 thousand, and a decrease of interest expense of approximately $110 thousand, due to a lower debt balance.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at July 31, 2024 compared to January 31, 2024 (in thousands):

	July 31, 2024	January 31, 2024	Change
Current Assets	$19,706	$23,566	$(3,860)
Current Liabilities	14,353	16,690	(2,337)
Working Capital	$5,353	$6,876	$(1,523)
As of July 31, 2024, we had working capital of approximately $5.4 million as compared to working capital of approximately $6.9 million as of January 31, 2024. The decrease in working capital is primarily attributable to a decrease in cash and cash equivalents of approximately $3.7 million, a decrease in inventory of approximately $0.5 million a decrease in accounts payable and accrued expenses of approximately $2.6 million, and an increase in promissory notes - related parties of $0.3 million, partially offset by an increase in accounts receivable of approximately $0.3 million.
Long-Term Requirements
As of July 31, 2024, we have $0 outstanding under our Credit Agreement and approximately $3.8 million outstanding under our Term Loan Agreement with M&T Bank. The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have payments of $750 thousand (plus accrued interest) due on December 29, 2024 and 2025 pursuant to the promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 6. In addition, we have a payment of $1.5 million in common stock due to the sellers of CIF on June 28, 2025. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment, as discussed in Item 1. Note 10.
Cash Flows
The following table summarizes the key components of our cash flows for the six months ended July 31, 2024 and 2023 (in thousands).

	For the Six Months Ended July 31,
	2024	2023

Net Cash Provided by Operating Activities	$1,234	$3,358
Net Cash (Used in) Investing Activities	(2,740)	(899)
Net Cash (Used in) Financing Activities	(2,128)	(1,280)
Net (Decrease) Increase in cash	(3,634)	1,179
Cash, beginning of period	11,022	4,378
Cash, end of period	$7,388	$5,557
Operating activities
Net cash provided by operating activities for the six months ended July 31, 2024 was approximately $1.2 million, which consisted of (i) net income of approximately $1.7 million, (ii) non-cash expenses of approximately $2.3 million, and (iii) a decrease in operating assets and liabilities of approximately $2.8 million.
Net cash provided by operating activities for the six months ended July 31, 2023 was approximately $3.4 million, which consisted of (i) net income of approximately $3.1 million, (ii) non-cash expenses of approximately $1.6 million, and (iii) a decrease in operating assets and liabilities of approximately $1.5 million.
Investing activities
Net cash used in investing activities for the six months ended July 31, 2024 was approximately $2.7 million and consisted of purchases of fixed assets.
Net cash used in investing activities for the six months ended July 31, 2023 was approximately $0.9 million and consisted of approximately $0.3 million purchases of fixed assets and $0.6 million for the purchase of the remaining interest in CIF.
Financing activities
Net cash used in financing activities for the six months ended July 31, 2024 was approximately $2.1 million and consisted of approximately $1.2 million of payments of related party promissory notes, approximately $0.8 million of payments on the Term Loan and approximately $0.2 million payments on finance leases.
Net cash used in financing activities for the six months ended July 31, 2023 was approximately $1.3 million and consisted of approximately $0.8 million of payments on the Term Loan, approximately $0.4 million of payments on the line of credit, and approximately $0.1 million payments on finance leases.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, who serve as our principal executive officer and our principal financial officer, respectively, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
As of July 31, 2024, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as described in our Current Report on Form 8-K filed on May 17, 2024, during the three and six months ended July 31, 2024, the Company had no sales of unregistered securities.
During the three and six months ended July 31, 2024, the Company did not repurchase any Company equity securities.
Item 3. Defaults upon Senior Securities.
There has been no material default in payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

On June 24, 2024, Adam Michaels, Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). The sell-to-cover arrangement applies to restricted stock units (RSUs) that vest based on the passage of time. The arrangement provides for the automatic sale of shares of the Company’s common stock for each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligations. The number of shares that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement. The duration of this arrangement is until the final vesting date of the applicable RSUs, or earlier termination of employment.

Except as described above during the three months ended July 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
10.1	Amendment to M&T Credit Agreement, dated as of July 31, 2024 (incorporated from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2024)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: September 10, 2024	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)