Form 10-Q
period 2024-10-31
Mama's Creations, Inc.
filed 2024-12-16
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: October 31, 2024
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
(201) 531-1212
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001	MAMA	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 16, 2024, there were 37,586,897 shares of the registrant’s common stock outstanding.

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
•liability related to the consumption of our products;
•ability to secure placement of our products in key retail locations;
•wage and price inflation;
•maintenance of quality control; and
•issues related to the enforcement of our intellectual property rights.
For more information regarding these risks and uncertainties as well as certain additional risks that we face, you should refer to “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K, and to subsequent reports filed from time to time with the SEC. We caution you not to place undue reliance on these forward-looking statements, which are current only as of the date on which we issued this report. We do not intend to, and we disclaim any duty or obligation to, update or revise any forward-looking statements to reflect new information or future events or for any other reason.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MAMA’S CREATIONS, INC.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2024

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 31, 2024	January 31, 2024
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$9,319	$11,022
Accounts receivable, net	8,567	7,859
Inventories, net	3,190	3,310
Prepaid expenses and other current assets	929	1,375
Total Current Assets	22,005	23,566

Property, plant, and equipment, net	9,849	4,436
Intangible assets, net	3,822	4,979
Goodwill	8,633	8,633
Operating lease right of use assets, net	3,080	2,889
Deferred tax asset	413	503
Deposits	95	95
Total Assets	$47,897	$45,101

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$13,845	$12,425
Term loan, net of unamortized debt discount of $25 and $38, respectively	1,527	1,514
Operating lease liabilities	844	434
Finance leases payable	369	367
Promissory notes – related parties	2,250	1,950
Total Current Liabilities	18,835	16,690

Line of credit	—	—
Term loan – net of current	1,730	3,003
Operating lease liabilities – net of current	2,309	2,515
Finance leases payable – net of current	1,275	1,062
Promissory note – related party, net of current	750	2,250
Total long-term liabilities	6,064	8,830

Total Liabilities	24,899	25,520

Commitments and contingencies (Notes 9 and 10)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,815,955 and 37,488,239 shares issued as of October 31 and January 31, 2024, respectively, 37,585,955 and 37,258,239 shares outstanding as of October 31 and January 31, 2024, respectively	-	-
Additional paid-in capital	24,584	23,278
Accumulated deficit	(1,436)	(3,547)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	22,998	19,581
Total Liabilities and Stockholders’ Equity	$47,897	$45,101
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2024	2023	2024	2023

Net sales	$31,523	$28,648	$89,743	$76,559

Costs of sales	24,410	20,013	68,288	54,047

Gross profit	7,113	8,635	21,455	22,512

Operating expenses:
Research and development	155	124	352	290
Selling, general and administrative expenses	6,395	5,804	18,155	15,297
Total operating expenses	6,550	5,928	18,507	15,587

Income from operations	563	2,707	2,948	6,925

Other income (expenses)
Interest expense	(120)	(124)	(369)	(483)
Interest income	37	—	192	—
Amortization of debt discount	(3)	(6)	(13)	(17)
Other income	61	—	61	27
Total other expenses	(25)	(130)	(129)	(473)

Net income before income tax provision and income from equity method investment	538	2,577	2,819	6,452

Income from equity method investment	—	—	—	223
Income tax expense	(128)	(568)	(708)	(1,522)

Net income	$410	$2,009	$2,111	$5,153

Less: series B preferred dividends	—	—	—	(49)

Net income available to common stockholders	$410	$2,009	$2,111	$5,104

Net income per common share
– basic	$0.01	$0.05	$0.06	$0.14
– diluted	$0.01	$0.05	$0.05	$0.14

Weighted average common shares outstanding
– basic	37,522	37,121	37,373	36,642
– diluted	39,442	37,646	39,261	37,088
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from August 1, 2024 through October 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 1, 2024	-	$-	-	$-	37,663	$-	(230)	$(150)	$24,293	$(1,846)	$22,297

Stock based compensation	-	-	-	-	145	-	-	-	280	-	280

Stock issued for the exercise of options and warrants	-	-	-	-	8	-	-	-	11	-	11

Net income	-	-	-	-	-	-	-	-	-	410	410

Balance, October 31, 2024	-	$-	-	$-	37,816	$-	(230)	$(150)	$24,584	$(1,436)	$22,998

For the Period from August 1, 2023 through October 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 1, 2023	-	$-	-	$-	37,343	$—	(230)	$(150)	$22,912	$(6,964)	$15,798

Stock based compensation	-	-	-	-	-	-	-	-	110	-	110

Stock issued for the exercise of options and warrants					25	-	-	-	37	-	37

Net income	-	-	-	-	-	-	-	-	-	2,009	2,009

Balance, October 31, 2023	-	$-	-	$-	37,368	$—	(230)	$(150)	$23,059	$(4,955)	$17,954

For the Period from February 1, 2024 through October 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581

Stock based compensation	-	-	-	-	222	-	-	-	801	-	801

Stock issued for the exercise of options	-	-	-	-	38	-	-	-	55	-	55

Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450

Net income	-	-	-	-	-	-	-	-	-	2,111	2,111

Balance, October 31, 2024	-	$-	-	$-	37,816	$-	(230)	$(150)	24,584	$(1,436)	$22,998

For the Period from February 1, 2023 through October 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2023	-	$-	55	$-	36,318	$-	(230)	$(150)	$22,724	$(10,059)	$12,515

Stock based compensation	-	-	-	-	19	-	-	-	270	-	270

Stock issued for the exercise of options and warrants	-	-	-	-	212	-	-	-	65	-	65

Conversion of series B preferred stock to common stock	-	-	(55)	-	819	-	-	-	-	-	-

Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(49)	(49)

Net Income	-	-	-	-	-	-	-	-	-	5,153	5,153

Balance, October 31, 2023	-	$-	-	$-	37,368	$-	(230)	$(150)	23,059	$(4,955)	$17,954
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,111	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,057	767
Amortization of debt discount	13	17
Amortization of right of use assets	(167)	221
Amortization of intangibles	1,156	692
Stock-based compensation	801	220
Allowance for obsolete inventory	-	78
Change in deferred tax asset	90	299
Income from equity method investment	-	(223)
Changes in operating assets and liabilities:
Allowance for credit losses	-	140
Accounts receivable	(708)	(1,170)
Inventories	120	986
Prepaid expenses and other current assets	(491)	(179)
Security deposits	-	(35)
Accounts payable and accrued expenses	1,872	(1,851)
Operating lease liability	180	(237)
Net Cash Provided by Operating Activities	6,034	4,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,022)	(671)
Cash paid for investment in Chef Inspirational Foods, LLC, net	-	(646)
Net Cash (Used in) Investing Activities	(5,022)	(1,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(1,274)	(1,265)
Repayment of line of credit, net	-	(890)
Repayment of related party note	(1,200)	-
Repayment of finance lease obligations	(296)	(175)
Payment of Series B Preferred dividends	-	(49)
Proceeds from exercise of stock options	55	65
Net Cash (Used in) Financing Activities	(2,715)	(2,314)

Net (Decrease) Increase in Cash	(1,703)	1,247

Cash and cash equivalents at beginning of period	11,022	4,378

Cash and cash equivalents at end of period	$9,319	$5,625

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$947	$112
Interest	$329	$477

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of series B preferred stock to common stock	$-	$-
Finance lease asset additions	$511	$1,297
Right of use asset recognized	$873	$-
Write-off of right of use asset	$897	$-
Related party debt incurred for purchase of Chef Inspirational Foods, LLC	$-	$2,700
Settlement of liability in common stock	$-	$50
Issuance of stock for director settlement	$450	$-
Receipt of fixed assets for deposits previously paid	$937	$-
See accompanying notes to the condensed consolidated financial statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements
October 31, 2024
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”, "we", "our", or "us"), (formerly known as Mama Mancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary MamaMancini’s Inc. (“MamaMancini's”) is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken, sausage and peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready to serve meals, single-serve pasta bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as "all-natural." The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our subsidiary T&L Acquisition Corp. is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp., under the brands T&L Creative Salads (“T&L”) and Olive Branch offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Olive Branch concentrates on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers.
In 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consisted of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments until the Company acquired the remaining interest in CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the three months ended July 31, 2024), and requires a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
The following presents the unaudited results of operations for the period February 1, 2023 through June 28, 2023 of CIF (in thousands):

For the Period February 1, 2023 through June 28, 2023
Revenues	$13,721
Net income	$931
Name Change
On July 31, 2023, the Company filed an amendment to the Articles of Incorporation with the Secretary of State of the State of Nevada to change the Company’s name from “MamaMancini’s Holdings, Inc.” to “Mama’s Creations, Inc.” (the “Name Change”). The Name Change, which was approved by the Company’s stockholders at its annual meeting on July 31, 2023, did not alter the voting powers or relative rights of the Company.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of October 31, 2024, and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical Consolidated Financial Statements of the Company for the years ended January 31, 2024 and 2023 included in our Annual Report on Form 10-K for the year ended January 31, 2024 (the "2024 Form 10-K"), as filed with the SEC on April 24, 2024. Operating results for the three and nine months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the year ending January 31, 2025. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.
Use of Estimates
The preparation of unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among other items, allowance for credit losses, the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other variable considerations that are netted against revenue.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited Condensed Consolidated Financial Statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.
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
Segment Reporting
For the three and nine months ending October 31, 2024 and October 31, 2023, the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company's Chief Operating Decision Maker ("CODM"), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such the Company has one reportable segment. Additionally, all of the Company's assets are maintained in the United States.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. As of October 31, 2024, the Company had approximately $8.5 million that exceeded federally insured limits.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The reserve for uncollectible accounts was approximately $93 thousand as of October 31, 2024 and January 31, 2024. During the three and nine months ended October 31, 2024 the Company did not write off any accounts deemed uncollectible. During the three and nine months ended October 31, 2023 the Company wrote off approximately $0 and $140 thousand of uncollectible accounts respectively.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices and indications from customers based upon current price negotiations and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of October 31, 2024 and January 31, 2024, the reserve for obsolete inventory was approximately $95 thousand.
Inventories by major category are as follows (in thousands):

	October 31, 2024	January 31, 2024
Raw materials and packaging	$1,316	$1,159
Work in process	330	237
Finished goods	1,544	1,914
Total	$3,190	$3,310
Property, Plant and Equipment
Property, plant, and equipment are recorded at cost net of depreciation. Depreciation expense is computed using straight-line methods over the estimated useful lives.
Asset lives for financial statement reporting of depreciation expense are:

Machinery and equipment	2-7 years
Furniture and fixtures	3-5 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the shorter of the remaining lease term at the time the assets were placed in service or their estimated useful lives.
Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in the condensed consolidated statements of operations.
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
As of October 31, 2024 and January 31, 2024, there were no impairment losses recognized for goodwill.
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
Research and Development
Research and development is expensed as incurred. Research and development expenses were $155 thousand and $352 thousand for the three and nine months ended October 31, 2024, respectively, compared to $124 thousand and $290 thousand for the three and nine months ended October 31, 2023, respectively.
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

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of October 31, 2024 and January 31, 2024.
Expenses such as slotting fees, sales discounts, and variable considerations are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	October 31, 2024	October 31, 2023
Gross Sales	$32,333	$29,294
Less: Trade Incentives and Promotions	810	646
Net Sales	$31,523	$28,648

	For the Nine Months Ended
	October 31, 2024	October 31, 2023
Gross Sales	$91,435	$78,309
Less: Trade Incentives and Promotions	1,692	1,750
Net Sales	$89,743	$76,559

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended October 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	October 31, 2024	October 31, 2023
Northeast	$8,277	$9,317
Southeast	8,763	8,225
Midwest	7,049	6,116
West	8,244	5,636
Total gross sales	$32,333	$29,294

	For the Nine Months Ended
	October 31, 2024	October 31, 2023
Northeast	$26,534	$27,267
Southeast	24,470	22,113
Midwest	19,201	14,371
West	21,230	14,558
Total gross sales	$91,435	$78,309
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for advertising for the Company are charged to selling, general and administrative expenses as incurred. Advertising expenses were $663 thousand and $1,480 thousand for the three and nine months ended October 31, 2024, respectively, compared to $380 thousand and $779 thousand for the three and nine months ended October 31, 2023, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the Condensed Consolidated Statement of Operations over the requisite service period.
The Company has granted performance stock awards ("PSUs") to certain executive officers. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and/or certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. For each path, the PSUs' payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock at the grant date of $1.17 and $1.40,

(ii) the expected common stock price volatility over the expected life of the award of 85.7% and 87.0%, (iii) the term of the awards of 5 years and 5 years, (iv) the risk-free interest rate of 3.7% and 3.4%, and (v) the expected dividend yield of 0% and 0%. Forfeitures are recognized when they occur. There were no performance stock units that vested in the three and nine months ending October 31, 2024. The Company's performance against the defined goals is re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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
The Company values Restricted Stock Units ("RSUs") at the closing stock price on the date of the grant.
Earnings Per Share
Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities are anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive earnings per share computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury stock method, and the dilutive effect of the Series B Preferred stock and PSUs is calculated using the if-converted method.
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share data):

	For the Three Months Ended
	October 31, 2024	October 31, 2023
Numerator:
Net income attributable to common stockholders	$410	2,009
Effect of dilutive securities:	—	—

Diluted net income	$410	$2,009

Denominator:
Weighted average common shares outstanding – basic	37,522	37,121
Dilutive securities (a):
Restricted stock	266	447
Performance stock awards	1,600	—
Options	54	78

Weighted average common shares outstanding and assumed conversion – diluted	39,442	37,646

Basic net income per common share	$0.01	$0.05

Diluted net income per common share	$0.01	$0.05

(a) – Anti-dilutive securities excluded	—	—

	For the Nine Months Ended
	October 31, 2024	October 31, 2023
Numerator:
Net income attributable to common stockholders	$2,111	$5,104
Effect of dilutive securities:	—	49

Diluted net income	$2,111	$5,153

Denominator:
Weighted average common shares outstanding – basic	37,373	36,642
Dilutive securities (a):
Restricted stock	238	384
Options	50	62
Performance stock awards	1,600	—

Weighted average common shares outstanding and assumed conversion – diluted	39,261	37,088

Basic net income per common share	$0.06	$0.14

Diluted net income per common share	$0.05	$0.14

(a) – Anti-dilutive securities excluded	—	—
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of October 31, 2024 and January 31, 2024, the Company recognized a deferred tax asset of $413 thousand and $503 thousand, respectively, which is included in other long-term assets on the Condensed Consolidated Balance Sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings per share (EPS) guidance. This update was effective for the Company’s fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s condensed consolidated financial statements.
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
Fair Value Measurements
Assets and liabilities recorded at fair value are measured using the fair value hierarchy, which prioritizes the inputs used in measuring fair value. The levels of the fair value hierarchy are:
Level 1: observable inputs such as quoted prices in active markets;

Level 2: inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions.

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement.

The Company's financial assets that were accounted for at fair value on a recurring basis as of October 31, 2024 and January 31, 2024 were as follows (in thousands):

	October 31, 2024				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,168	$—	$—	$9,168	$10,912	$—	$—	$10,912
Total	$9,168	$—	$—	$9,168	$10,912	$—	$—	$10,912

Note 3 – Property Plant and Equipment, Net:
Property plant and equipment, net on October 31, 2024 and January 31, 2024 were as follows (in thousands):

	October 31, 2024	January 31, 2024
Machinery and Equipment	$7,948	$4,437
Furniture and Fixtures	242	252
Leasehold Improvements	5,848	2,956
	14,038	7,645
Less: Accumulated Depreciation	4,189	3,209
Total	$9,849	$4,436
Depreciation expense was approximately $451 thousand and $1.1 million for the three and nine months ended October 31, 2024, respectively, compared to approximately $255 thousand and $767 thousand for the three and nine months ended October 31, 2023, respectively.

Note 4 – Intangible Assets, Net
Intangible assets, net, consisted of the following at October 31, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,600)	$3,818	2.55
Tradename and trademarks	79	(75)	4	0.16
Total intangible assets	$6,497	$(2,675)	$3,822
Intangible assets, net consisted of the following at January 31, 2024 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(1,463)	$4,955	3.29
Tradename and trademarks	79	(55)	24	0.91
Total intangible assets	$6,497	$(1,518)	$4,979
Amortization expense was approximately $388 thousand and $1.2 million for the three and nine months ended October 31, 2024, respectively, compared to approximately $388 thousand and $692 thousand for the three and nine months ended October 31, 2023, respectively.
We expect the estimated aggregate amortization expense for each of the four succeeding fiscal years to be as follows (in thousands):

2025 (Remaining)	$382
2026	1,513
2027	1,465
2028	462
Total	$3,822

Note 5 – Related Party Transactions
Promissory Notes – Related Parties
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of both October 31, and January 31, 2024, the outstanding balance under the note was $1.5 million, of which $750 thousand was recorded as Promissory notes – related parties and $750 thousand is recorded as Promissory notes – related parties, net of current, in the Company’s Condensed Consolidated Balance Sheets. Interest expense related to this note was approximately $14 thousand and $40 thousand for the three and nine months ended October 31, 2024, respectively, compared to approximately $20 thousand and $39 thousand for the three and nine months ended October 31, 2023, respectively. As of October 31, 2024 and January 31, 2024, accrued interest was approximately $44 thousand and $5 thousand, respectively.
Lease – Related Party
The Company leases a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L, and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three and nine months ended October 31, 2024 were approximately $81 thousand and $240 thousand, respectively, compared to $96 thousand and $267 thousand for the three and nine months ending October 31, 2023.
Chef Inspirational Foods, LLC – Related Party
The Company owned a 24% minority interest in CIF until June 28, 2023, when the Company acquired the remaining interest (refer to Note 1). For the period from February 1, 2023 to June 28, 2023, the Company recorded sales of approximately $10.9 million with CIF. For the period from February 1, 2023 to June 28, 2023, the Company recorded commission expense with CIF of approximately $175 thousand, respectively.
Note 6 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million (the "Credit Agreement"). On July 31, 2024, the Company extended the maturity date of the working capital line from October 31, 2025 to November 30, 2027. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Borrower as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of October 31, 2024 and January 31, 2024. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. There was no outstanding balance on the line of credit as of October 31, or January 31, 2024. During the three and nine months ended October 31, 2024 the Company incurred no interest, compared to approximately $1 thousand and $47 thousand for the three and nine months ended October 31, 2023, respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. The Acquisition Note was amended effective December 4, 2023, to change the rate at which interest accrues and amended on July 31, 2024 to amend certain covenants. Effective December 4, 2023 the interest rate was amended to be based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate;

provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of October 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note were approximately $3.3 million and $25 thousand, respectively. As of January 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note were approximately $4.6 million and $38 thousand, respectively. During the three and nine months ended October 31, 2024, the Company incurred interest of approximately $72 thousand and $238 thousand, respectively, compared to approximately $112 thousand and $350 thousand for the three and nine months ended October 31, 2023, respectively.
Note 7 – Concentrations
Revenues
For the three months ended October 31, 2024, the Company’s revenue was concentrated in two customers that accounted for approximately 43% and 10% of gross revenue, respectively. For the nine months ended October 31, 2024, the Company’s revenue was concentrated in one customer that accounted for approximately 41% of gross revenue.
For the three months ended October 31, 2023, the Company’s revenue was concentrated in two customers that accounted for approximately 39% and 12% of gross revenue, respectively. For the nine months ended October 31, 2023, the Company’s revenue was concentrated in three customers that accounted for approximately 22%, 14%, and 11% of gross revenue, respectively.
Receivables
As of October 31, 2024, two customers represented approximately 35% and 17% of the total gross outstanding receivables, respectively. As of January 31, 2024, four customers represented approximately 20%, 15%, 13%, and 10% of total gross outstanding receivables, respectively.
Note 8 – Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of Preferred Stock, $0.00001 par value per share. The Company has designated 120 thousand shares of Preferred Stock as Series A Convertible Preferred stock. As of October 31, 2024 and January 31, 2024, no shares of Series A Convertible Preferred Stock were outstanding.
Series B Preferred Stock
The Company has designated 200 thousand shares of preferred stock, Series B Preferred Stock. As of October 31, 2024 and January 31, 2024, no shares of Series B Preferred Stock remain outstanding.
The holders of the Series B Preferred Stock were entitled to receive, upon liquidation, dissolution or winding up of the Company, the original issue price, plus any dividends declared but unpaid or the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.
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
The Company paid dividends of approximately $0 thousand and $49 thousand for the three and nine months ended October 31, 2023, respectively. Such dividends related to the Company's then outstanding Series B Preferred Stock. Because no shares of Series B Preferred Stock were outstanding, no such dividends were paid during the three and nine months ended October 31, 2024.

Restricted Stock Units
The fair value of RSUs is determined based on the closing price of the Company's Common Stock on the grant date. RSUs generally vest on a graded basis over three years to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.
The following is a summary of the Company’s restricted stock units activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2024	493,078	$1.91
Granted	97,026	$7.16
Vested	(219,776)	$2.61
Forfeited	-	$-
Outstanding – October 31, 2024	370,328	$2.87
During the three and nine months ended October 31, 2024, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $136 thousand and $447 thousand, respectively, compared to $167 thousand and $98 thousand for the three and nine months ended October 31, 2023, respectively. The restricted stock expense was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the employee's expense on the Condensed Consolidated Statement of Operations. As of October 31, 2024, there was unrecognized stock-based compensation of approximately $996 thousand related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2024	117,500	$1.48	8.36	$333
Granted	38,806	$7.57
Exercised	(37,500)	$1.48
Expired/forfeited	(15,000)	$1.48
Outstanding – October 31, 2024	103,806	$3.76	8.47	$388
Exercisable – October 31, 2024	0	$—	0.00	$—
During the nine months ended October 31, 2024, there were 37,500 options exercised at a weighted average exercise price of $1.48 per share resulting in the issuance of approximately 38 thousand shares of common stock. The Company received approximately $55 thousand for the exercise of these options.
During the nine months ended October 31, 2024 the Company granted options to purchase 38,806 shares. The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. For the nine months ended October 31, 2024, when computing the fair value of the stock options issued, the Company used the following variables: (i) risk-free interest rate of 3.5%, (ii) expected term of the award of 6 years, (iii) expected volatility of the underlying stock of 76%, and (iv) no expected dividend yield.
For the three and nine months ended October 31, 2024, the Company recognized stock-based compensation expense related to options of an aggregate of approximately $16 thousand and $23 thousand, respectively, compared to $12 thousand and $53 thousand for the three and nine months ended October 31, 2023. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. During the nine months ended October 31, 2024, certain employees and contractors resigned from the Company, which resulted in the reversal of approximately $11 thousand of previously recognized stock-based compensation expense. At October 31, 2024, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $213 thousand.
Performance Stock Units
During the year ended January 31, 2023, the Company issued certain PSUs to the Chief Executive Officer and Chief Financial Officer based on certain market and performance conditions of the Company compared to the respective targets. During the three and nine ended October 31, 2024, the Company issued PSUs to the Chief Operating Officer depending on the Company's Earnings per Share compared to respective targets. During the three and nine months ended October 31, 2024, the Company recognized stock-based compensation expense related to PSUs of approximately $91 thousand and $311 thousand, respectively. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Equity issuances
On May 15, 2024, the Company entered into a Settlement Agreement with directors Alfred D’Agostino, Steven Burns, Dean Janeway and Thomas Toto (each, a “Director”), relating to certain options purported to have been granted by the Company in 2018 and 2019 (the "Purported Options") under prior management that exceeded the availability under the Company’s equity plan at the time of the purported grants.

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

During the three and nine months ended October 31, 2024, the Company issued 3,007 shares valued at approximately $20 thousand to certain employees as compensation.

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
In order to continue exclusivity, the Company must pay a minimum royalty of $125,000 each year.
The Company incurred approximately $143 thousand and $448 thousand of royalty expenses for the three and nine months ended October 31, 2024, respectively, compared to $119 thousand and $437 thousand for the three and nine months ended October 31, 2023, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Note 10 –Leases
The Company accounts for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
In April 2024, the Company's lease of additional warehouse and office space in Farmingdale, New York became effective. The lease agreement has a five-year term with monthly rent of approximately $16.7 thousand for the first year, increasing to approximately $17.2 thousand for the second year, increasing to approximately $17.7 thousand for the third year, increasing to approximately $18.2 thousand for the fourth year and increasing to approximately $18.8 thousand for the fifth year. As a result of this lease the Company recognized a ROU)asset and a lease liability of approximately $873 thousand.
During the nine months ended October 31, 2024, the Company amended and subsequently extended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease had a termination date of August 31, 2024. With the initial amendment of the lease the Company wrote off approximately $897 thousand of the ROU asset and ROU liability in the nine months ended October 31, 2024. On August 21, 2024, the Company amended its lease at 25 Branca Road. The amended lease has monthly rent of approximately $36 thousand until February 28, 2026, with a renewal option to extend the lease until August 31, 2029. The monthly rent during the renewal option ranges from approximately $38 thousand to approximately $42 thousand. As a result of this lease the Company recognized a ROU asset and a lease liability of approximately $615 thousand.
We have operating leases for offices and other facilities used for our operations. We also have finance leases consisting primarily of machinery and equipment. Our leases have remaining lease terms of approximately 0.50 years to 7.1 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	October 31, 2024	October 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(180)	$237
Financing cash flows from finance leases	296	175
The following table shows the weighted average lease term and weighted average discount rate for our ROU lease assets:

	October 31, 2024	January 31, 2024
Weighted average remaining lease term (in years)
Operating leases	5.20	6.57
Finance leases	4.70	4.49

Weighted average discount rate:
Operating leases	5.82%	4.85%
Finance leases	7.65%	6.74%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2025 remaining	$132	$249	$381
2026	454	1,002	1,456
2027	406	503	909
2028	398	500	898
2029	302	507	809
Thereafter	293	839	1,132
Total undiscounted future lease payments	1,985	3,600	5,585
Less: imputed interest	(341)	(447)	(788)
Total present value of future lease liabilities	$1,644	$3,153	$4,797
Note 11 - Income Tax Provision
The Company’s effective tax rate for the three and nine months ending October 31, 2024 and October 31, 2023 is 23.8% and 25.1%, respectively. Differences from the statutory rate primarily relate to state taxes.

As of October 31, 2024, the net deferred tax asset was approximately $413 thousand.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of October 31, 2024 or January 31, 2024.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” DETAILED IN OUR MOST RECENT ANNUAL REPORT ON FORM 10-K, OTHER PRIOR COMPANY FILINGS.
Overview

Mama’s Creations, Inc. (“Mama’s,” “Mama’s Creations” the “Company”, "we", "our", or "us") is a leading marketer and manufacturer of fresh deli prepared foods, found in over 8,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy to prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
Results of Operations for the Three Months Ended October 31, 2024 and 2023
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended October 31, 2024 and 2023 (in thousands):

	For the Three Months Ended
	October 31, 2024	October 31, 2023

Net sales	$31,523	$28,648
Costs of sales	$24,410	$20,013
Gross Profit	$7,113	$8,635
Operating Expenses	$6,550	$5,928
Other Expenses, net	$(25)	$(130)
Income Tax Expense	$(128)	$(568)
Net Income	$410	$2,009
For the three months ended October 31, 2024 and 2023, the Company reported net income of approximately $0.4 million and $2.0 million respectively. The change in net income between the three months ended October 31, 2024 and 2023 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 10% to $31.5 million during the three months ended October 31, 2024, from $28.6 million during the three months ended October 31, 2023. The increase in sales is due to volume gains and successful pricing actions. Volume gains were driven by increased demand at existing customers, successful trade and marketing promotions, same-customer cross-selling of new items, and new customer door expansion.
Costs of sales: Costs of sales increased by approximately 22% to $24.4 million, or 77% of Net Sales, during the three months ended October 31, 2024, from $20 million, or 70% of Net Sales, during the three months ended October 31, 2023. The increase in Costs of sales as a percentage of Net Sales is due to increases in commodity costs, primarily the cost of chicken, and the non-recurring impact from construction surrounding the now completed installation of strategic capital equipment projects, partially offset by improvements in procurement, manufacturing and labor efficiencies.
Gross Profit Margin: The gross profit margin was 23% and 30% for the three months ended October 31, 2024 and 2023, respectively. The decrease in gross profit margin between the three months ended October 31, 2024 and 2023 is due to increased commodity costs and construction-related inefficiencies as noted above, which were partially offset by customer price increases, improvements in procurement, and manufacturing efficiencies.

Operating Expenses: Operating expenses increased approximately $622 thousand during the three months ended October 31, 2024, as compared to the three months ended October 31, 2023. The change in total operating expenses is primarily attributable to the following:
•Advertising expenses increased by approximately $282 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products;
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $178 thousand mainly related to new executive hires and variable compensation arrangements;
•Commission and royalty expenses increased by approximately $162 thousand due to increased sales;
•Professional fees and director fees increased by approximately $76 thousand mainly related to increase in corporate activity in the current year;
•Freight-related expenses decreased by approximately $146 thousand mainly related to a greater focus on full truckload sales versus less than full truckload sales as well as stronger supplier management of carriers;
•Insurance expense decreased by approximately $40 thousand mainly related to updated terms of coverage; and
•Other operating expenses increased by approximately $50 thousand due to additional travel and office expenses.
Other Expenses, net: Other expenses, net decreased by approximately $105 thousand to $25 thousand for the three months ended October 31, 2024, as compared to $130 thousand for the three months ended October 31, 2023. The decrease is primarily due to interest income of approximately $37 thousand and decreased interest expense of approximately $249 thousand due to a lower debt balance.
Results of Operations for the Nine Months Ended October 31, 2024 and 2023
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands):

	For the Nine Months Ended
	October 31, 2024	October 31, 2023

Net Sales	$89,743	$76,559
Costs of Sales	$68,288	$54,047
Gross Profit	$21,455	$22,512
Operating Expenses	$18,507	$15,587
Other Expenses, net	$(129)	$(473)
Income Tax Expense	$(708)	$(1,522)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$223
Net Income	$2,111	$5,153
For the Nine months ended October 31, 2024 and 2023, the Company reported net income of approximately $2.1 million and $5.2 million, respectively. The change in net income between the nine months ended October 31, 2024 and 2023 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 17.2% to $89.7 million during the nine months ended October 31, 2024, from $76.6 million during the nine months ended October 31, 2023. The increase in sales is due to volume gains, successful pricing actions, and the acquisition of CIF in June 2023. Volume gains were driven by increased demand at existing customers, successful trade and marketing promotions, same-customer cross-selling of new items, and new customer door expansion.
Costs of sales: Costs of sales increased by approximately 26% to $68.3 million, or 76% of Net Sales, during the nine months ended October 31, 2024, from $54.0 million, or 71% of Net Sales, during the nine months ended October 31, 2023. The increase in costs of sales as a percentage of Net Sales is due to increases in commodity costs, primarily the cost of chicken, and the non-recurring impact from construction surrounding the now completed installation of strategic capital equipment projects, partially offset by improvements in procurement, manufacturing and labor efficiencies.

Gross Profit Margin: The gross profit margin was 24% and 29% for the nine months ended October 31, 2024 and 2023, respectively. The decrease in gross profit margin between the nine months ended October 31, 2024 and 2023 is due to increased commodity costs and construction-related inefficiencies, as noted above, partially offset by customer price increases and manufacturing efficiencies.
Operating Expenses: Operating expenses increased by 19% during the nine months ended October 31, 2024, as compared to the nine months ended October 31, 2023. The $2.9 million increase in total operating expenses is primarily attributable to the following:
•One-time legal settlement expense of approximately $900 thousand, due to the Settlement Agreement with directors;
•Advertising expenses increased by approximately $701 thousand due to new strategies and enhanced focus to drive increased velocities of our existing products;
•Amortization of intangible assets increased by approximately $508 thousand due to the acquisition of CIF, which was completed in June 2023;
•Other operating expenses increased by approximately $435 thousand mainly due to increased spend on travel, and computer and information technology software and systems expense.
•Commission and royalty expenses increased by approximately $381 thousand due to increased sales;
•Professional fees and director fees increased by approximately $170 thousand, mainly related to increase in corporate activity in the current year;
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $85 thousand, mainly related to new executive hires and variable compensation arrangements;
•Insurance expense decreased by approximately $206 thousand, mainly related to updated terms of our coverage; and
•Freight-related expenses decreased by approximately $114 thousand, mainly related to a greater focus on full truckload sales versus less than full truckload sales as well as stronger supplier management of carriers.
Other Expenses, net: Other expenses, net decreased by approximately $344 thousand to $129 thousand for the nine months ended October 31, 2024, as compared to $473 thousand for the nine months ended October 31, 2023. The decrease is primarily due to interest income in the current year of approximately $192 thousand, and a decrease of interest expense of approximately $114 thousand, due to a lower debt balance.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at October 31, 2024 compared to January 31, 2024 (in thousands):

	October 31, 2024	January 31, 2024	Change
Current Assets	$22,005	$23,566	$(1,561)
Current Liabilities	18,835	16,690	2,145
Working Capital	$3,170	$6,876	$(3,706)
As of October 31, 2024, we had working capital of approximately $3.2 million as compared to working capital of approximately $6.9 million as of January 31, 2024. The decrease in working capital is primarily attributable to a decrease in cash and cash equivalents of approximately $1.7 million, a decrease in inventory of approximately $0.1 million, an increase in accounts payable and accrued expenses of approximately $1.4 million, and an increase in promissory notes - related parties of $0.3 million, partially offset by an increase in accounts receivable of approximately $0.7 million.

Long-Term Requirements
As of October 31, 2024, we had no borrowings outstanding under our Credit Agreement and approximately $1.6 million outstanding under our Term Loan Agreement with M&T Bank. The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have payments of $750 thousand (plus accrued interest) due on December 29, 2024 and 2025 pursuant to the promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 5. In addition, we have a payment of $1.5 million in common stock due to the sellers of CIF on June 28, 2025. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment, as discussed in Item 1. Note 10.
Cash Flows
The following table summarizes the key components of our cash flows for the nine months ended October 31, 2024 and 2023 (in thousands).

	For the Nine Months Ended October 31,
	2024	2023

Net Cash Provided by Operating Activities	$6,034	$4,878
Net Cash (Used in) Investing Activities	(5,022)	(1,317)
Net Cash (Used in) Financing Activities	(2,715)	(2,314)
Net (Decrease) Increase in cash	(1,703)	1,247
Cash and cash equivalents, beginning of period	11,022	4,378
Cash and cash equivalents, end of period	$9,319	$5,625
Operating activities
Net cash provided by operating activities for the nine months ended October 31, 2024 was approximately $6.0 million, which consisted of (i) net income of approximately $2.1 million, (ii) non-cash expenses of approximately $3.0 million, and (iii) a decrease in operating assets and liabilities of approximately $1.0 million.
Net cash provided by operating activities for the nine months ended October 31, 2023 was approximately $4.9 million, which consisted of (i) net income of approximately $5.2 million, (ii) non-cash expenses of approximately $2.1 million, and (iii) a decrease in operating assets and liabilities of approximately $2.5 million.
Investing activities
Net cash used in investing activities for the nine months ended October 31, 2024 was approximately $5.0 million and consisted of purchases of fixed assets.
Net cash used in investing activities for the nine months ended October 31, 2023 was approximately $1.3 million and consisted of approximately $0.7 million purchases of fixed assets and $0.6 million for the purchase of the remaining interest in CIF.
Financing activities
Net cash used in financing activities for the nine months ended October 31, 2024 was approximately $2.7 million and consisted of approximately $1.2 million of payments of related party promissory notes, approximately $1.3 million of payments on the Term Loan and approximately $0.3 million payments on finance leases.
Net cash used in financing activities for the nine months ended October 31, 2023 was approximately $2.3 million and consisted of approximately $1.3 million of payments on the Term Loan, approximately $0.9 million of payments on the line of credit, and approximately $0.2 million payments on finance leases.
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
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for accounting pronouncements issued but not yet adopted that may impact the Company’s condensed consolidated financial position, earnings, cash flows or disclosures.
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
As of October 31, 2024, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
The Company's Acquisition Note with M&T Bank restricts the issuance of cash dividends.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

As previously disclosed, Adam Michaels, our Chief Executive Officer, has adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and qualify as an eligible “sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). The trading arrangement provides for the sale, pursuant to sell-to-cover instructions, of a number of shares of our common stock necessary to satisfy tax withholding requirements upon the vesting of outstanding time-vested restricted stock units (“RSUs”). The amounts of shares to be sold under the trading arrangement is dependent on future events that cannot be known at this time, including the future trading price of the Company’s common stock. The expiration date relating to the trading arrangement is dependent on future events which cannot be known at this time, including the vest date of the subject RSU awards and any termination of service. The latest possible termination date under the trading arrangement is September 22, 2027. As of October 31, 2024, there were a total of 266,092 shares underlying unvested RSUs subject to the existing trading arrangement.

Except as described above during the three months ended October 31, 2024, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*
Employment Agreement by and between the Company and Moore (Skip) Tappan, III, dated September 3, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002**
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002**
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Denotes management contract or compensatory arrangement
**Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: December 16, 2024	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)