Form 10-K
period 2025-01-31
Mama's Creations, Inc.
filed 2025-04-08
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2025
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Emerging Growth Company	☐
Non-accelerated filer	☐	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2024, based on a closing price of $7.62 was approximately $285,315,972.
As of April 7, 2025, there were 37,596,000 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference: The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

FORWARD LOOKING STATEMENTS
Included in this Form 10-K are “forward-looking statements,” as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.
PART I
Item 1. Business.
Our Company
Mama’s Creations, Inc. (together with its subsidiaries, the "Company") is a leading marketer and manufacturer of fresh deli-prepared foods, found in over 10,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy-to-prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
MamaMancini’s roots go back to our founder, Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old-world Italian recipes that were handed down to her grandson, Dan Dougherty. Over time, we have expanded our core product lines through acquisitions and internal development and today our product line includes all-natural specialty prepared refrigerated foods for sale in retailers around the country. Our primary products include beef and turkey meatballs, meat loaf, chicken, sausage-related products and pasta and rice entrees.
Our products include the MamaMancini's brand featuring many all-natural meals that contain a minimum number of ingredients, many of which are derived from the original recipes of Anna “Mama” Mancini. Our products appeal to health-conscious consumers who seek to avoid artificial flavors, synthetic colors and preservatives that are used in many conventional packaged foods.
The United States Department of Agriculture (the “USDA”) defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of MamaMancini’s products were submitted to the USDA and approved as all-natural. The Food Safety and Inspection Service (“FSIS”) Food Standards and Labeling Policy Book (2003) requires meat and poultry labels to include a brief statement directly beneath or beside the “natural” label claim that “explains what is meant by the term natural, i.e., that the product is a natural food because it contains no artificial ingredients and is only minimally processed.” The term “natural” may be used on a meat label or poultry label if the product does not contain any artificial flavor or flavoring, coloring ingredient, chemical preservative, or any other artificial or synthetic ingredient. Additionally, the term “all-natural” can be used if the FSIS approves your product and label claims. The Company’s all-natural product and label claims have been approved by the FSIS to contain the all-natural label.
Our products are principally sold to supermarkets, club chains, mass-market retailers, and food distributors. We currently have more than 100 product offerings across our beef, chicken, salad and olive portfolios that are packaged in different sized retail and bulk packages. Our products are principally sold in the deli section of the supermarket, including hot bars, salad bars, prepared foods (meals), sandwich, as well as cold deli and foods-to-go sections.
Olive Branch, LLC (“OB” or “Olive Branch”) concentrates on selling olives, olive mixes, and savory products to a limited number of large retail customers, primarily in pre-packaged containers. Olive Branch products are manufactured at the same facility as T&L Creative Salads (“T&L” or “T&L Creative Salads”) in Farmingdale, NY.

Our History
The Company was originally organized on July 22, 2009 as a Nevada corporation called Mascot Properties, Inc. (“Mascot”).
In February 2010, MamaMancini’s LLC was formed as a limited liability company under the laws of the state of New Jersey in order to commercialize our initial products. In March 2012, the members of MamaMancini’s LLC exchanged their equity for shares in MamaMancini's Inc., a Delaware Corporation ("MamaMancini's").
In January 2013, MamaMancini's became a wholly owned subsidiary of the Company via a merger transaction. Effective March 11, 2013, Mascot began trading under the name, “MamaMancini’s Holdings, Inc.” and the symbol “MMMB.”
The Company acquired Joseph Epstein Food Enterprises, Inc., a New Jersey corporation and manufacturer of food products (“JEFE”), pursuant to a merger transaction in November 2017.
In December 2021, the Company acquired both T&L and Olive Branch, related gourmet food manufacturers based in New York, for a combined purchase price of $14 million, including $11 million in cash at closing and $3 million in a promissory note (the “Note”). The promissory note requires annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. The Note holder is T&L Creative Salads Inc., and it is guaranteed by the Company. The cash payment was funded through cash on hand and a $7.5 million acquisition loan from M&T Bank. Anthony Morello, Jr. remained as President of T&L.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, for $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note.
Reflecting the evolution of the Company from its origins as a home-style, old world Italian food company to a broader provider of products featuring all-natural specialty prepared refrigerated foods for sale in retailers around the country, on July 31, 2023, the Company adopted its current name “Mama’s Creations, Inc.,” and began trading under the ticker symbol "MAMA" on August 2, 2023.
Industry Overview
Our products are considered specialty prepared foods, in that they taste great, are authentic and are made with high-quality ingredients. The market for specialty and prepared foods spans several sections of the supermarket, including deli-prepared foods and the specialty meat segment of the meat department.
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
•Healthy and convenient. Our products are made only from high-quality natural ingredients and are simple to prepare. Virtually every product we offer is ready-to-serve within 10 minutes, thereby providing quick and easy meal solutions for our customers. By including the sauce and utilizing a tray with our packaging, our products can be prepared quickly and easily.
•Great value. We strive to provide our customers with great-tasting products using healthy ingredients at an affordable price, many of which are all-natural. Typical retail prices range from $7.99 to $9.99 per pound for freshly prepared products sold in delis or hot bars. We believe the sizes of our product offerings represent a great value for the price.
•New products and innovation. Since our inception, we have continued to introduce new and innovative products. While we pride ourselves on our traditional beef and turkey meatballs and grilled chicken offerings, we have continuously made efforts to grow and diversify our line of products while maintaining our high standards for healthy ingredients and great taste.

Customers/Management
•Strong consumer loyalty. Many of our consumers are loyal and enthusiastic brand advocates. Our consumers trust us to deliver great-tasting products made with healthy or all-natural ingredients. They have actively communicated with us through our website and/or social media channels. We believe that this interaction has generated interest in our products and has inspired enthusiasm for our brand. We also believe that enthusiasm for our products has led and will continue to lead to repeat purchases and new consumers trying our products.
•Agile customer support: We meet the needs of not just our end consumers but also our customers and retail partners. Having a strong track record of more than 15 years, our retail partners trust our quality and can rely on our service. Through T&L Creative Salads and Olive Branch, we now serve as a “one-stop-shop” deli solution for them. Tangibly, this means that retail buyers don’t need to manage dozens of regional, specialty suppliers on a daily basis, but rather call Mama’s Creations to deliver all of their proteins, salads, sandwiches and entertaining needs nationwide.
•Experienced leadership. We have a proven and experienced senior management team. Our leadership team includes Adam L. Michaels, Chief Executive Officer (“CEO”) and Anthony Gruber, Chief Financial Officer (“CFO”).
Our Growth Strategy
We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:
•Build Breadth & Depth of Distribution: We believe our brands, MamaMancini’s, T&L Creative Salads and Olive Branch, are still under-penetrated in existing sales channels, under-SKU’d in existing stores and have the potential to enter new channels. We will leverage our strong brand, superior quality and high-touch service to list more of our items in existing customers as well as enter new customers. In addition, we will be leveraging our existing customer relationships to cross-sell our newly acquired brands, thereby driving larger consumer baskets, expanding promotional opportunities, and driving down freight charges, as we are shipping more Mama’s items to the same locations.
•Launch Consumer-Driven Innovation: As we become even more consumer-focused, we seek to understand consumers’ unmet deli needs. We will passionately understand our consumers and develop incremental sales opportunities. We will seek to develop products that capture incremental occasions, consumer groups and sales channels. For example, our Meatballs in a Cup solutions, as well as our retail-pack paninis, provide (1) for a “new for us” snacking occasion incremental to our current meal offerings, (2) an attraction to a younger, on-the-go consumer audience, and (3) for an incremental sales channel with entry into the Convenience Store channel.
•Pursue Accretive, Complementary Acquisitions: We plan to identify and integrate major acquisitions in new deli categories when opportunities arise, capitalizing on the highly fragmented nature of the fresh prepared foods space. Ideal acquisition opportunities might bring incremental/accretive manufacturing capabilities and product capabilities within a new deli sub-category, strengthen our distribution capabilities, and/or enhance our management capabilities.
•Become the One-Stop-Shop Deli Solution: We believe the Company has the potential to achieve $1 billion in sales through a combination of accretive acquisitions of complementary companies and organic growth, spurred by cross-selling and new product innovation. As the Company builds national scale, expands its breadth of deli offerings and maintains exceptional quality and service, the Company believes it will realize this vision.
Pricing
Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve of our products. Current typical retail prices range from $7.99 to $9.99 for prepared food products sold to delis or hot bars. Increases in commodity costs, among other factors, may lead us to consider price increases in the future.
Suppliers/Manufacturers
As of January 31, 2025, approximately 95% of our products are internally produced in our East Rutherford, NJ or Farmingdale, NY facilities. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. Substantially all of the raw materials and ingredients in our products are domestically sourced and are readily available by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.
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
Competition
The gourmet and specialty prepared food industry is fragmented and has many private competitors specializing in various types of cuisine from all over the world. While our product lines have historically been concentrated on Italian specialty foods, with our recent acquisitions, we have moved beyond Italian to provide a "one-stop-shop" for our deli partners. While it is our contention that our competition is much more limited than the prepared food industry based on our products’ niche market, there can be no assurances that we do not compete with the entire pre-packaged food industry. We believe our principal competitors include Amylu, Bakkavor, Blount Fine Foods, DeLallo Foods, Hormel, Premium Brands, Reser's, Sandridge, Spring Glen, and Taylor Farms.
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
Human Capital
As of January 31, 2025, we had 305 full-time employees and no part-time employees. Currently, none are covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through grants of equity-based compensation awards in order to emphasize increasing stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
We recognize that a significant part of our success is the continued ability to execute our human capital strategy of attracting, developing and retaining talent. We also offer a robust set of benefits in order to recruit and retain employees, and are committed to creating an inclusive work environment designed to make employees and consultants feel comfortable and accepted. We continue to take action to help ensure our practices, policies, and processes are inclusive and equitable for all colleagues.
Royalty Agreement
In accordance with a Development and License Agreement (the "Development and License Agreement") entered into on January 1, 2009 with Dan Dougherty relating to the use of his grandmother’s recipes for the products to be created by Mama’s, Mr. Dougherty granted us a 50-year exclusive license (subject to certain minimum payments being made), with a

25-year extension option, to use and commercialize the licensed items. Under the terms of the Development and License Agreement, Mr. Dougherty shall develop a line of beef meatballs with sauce, turkey meatballs with sauce and other similar meats and sauces for commercial manufacture, distribution and sale (each a “Licensor Product” and collectively the “Licensor Products”). Mr. Dougherty shall work with us to develop Licensor Products that are acceptable to the Company. Upon acceptance of a Licensor Product by us, Mr. Dougherty’s trade secret recipes, formulas, methods and ingredients for the preparation and production of such Licensor Products shall be subject to the Development and License Agreement.
USDA Approval/Regulations
Our food products, which are manufactured both in our own manufacturing facilities and in third-party facilities, are subject to various federal, state and local regulations and inspections regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey and the State of New York, the third-party food processing facilities must meet the standards promulgated by the U.S. Department of Agriculture (the “USDA”). Our manufacturing processing facilities and products are subject to periodic inspection by federal, state, and local authorities. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the Food and Drug Administration ("the FDA") and USDA.
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
The Federal Trade Commission ("the FTC") and other authorities regulate how we market and advertise our products, and we are currently in compliance with all regulations related thereto, although we could be the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.
Quality Assurance
We take precautions designed to ensure the quality and safety of our products. In addition to routine third-party inspections of our manufacturing facilities, we have instituted regular audits to address topics such as allergen control, ingredient, packaging and product specifications, and sanitation. Under the FDA Food Modernization Act, both our own manufacturing facilities and each of our contract manufacturers are required to have a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.
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
Where You Can Find More Information
Our website address is https://mamascreations.com, where we make available free of charge our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. These filings are also available to the public at www.sec.gov.

Item 1A. Risk Factors
Risks Related to our Business
We have a limited history of profitability.
Since inception on February 22, 2010 and through January 31, 2025, we have raised approximately $23.3 million in capital. During this same period, we have recorded net profit totaling approximately $0.2 million. As of January 31, 2025, we had working capital of approximately $4.9 million. Our net income for the three most recent fiscal years ended January 31, 2025, 2024, and 2023 has been approximately $3.7 million, $6.6 million, and $2.3 million, respectively. Our ability to achieve continued profitability depends upon many factors, including our ability to develop and commercialize products. There can be no assurance that we will be able to achieve growth and profitability consistent with historical performance.
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
Because we depend on a limited number of customers for a significant portion of our sales, a loss of a small number of these customers could materially adversely affect our business and financial condition. During the year ended January 31, 2025, the Company earned revenues from one customer representing approximately 44% of gross sales. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively. During the year ended January 31, 2024, the Company earned revenues from three customers representing approximately 26%, 11%, and 10% of gross sales, respectively. As of January 31, 2024, four customers represented approximately 20%, 15%, 13% and 10% of total gross outstanding receivables. During the year ended January 31, 2023 two customers represented approximately 25% and 13% of gross sales, respectively. If these principal customers cease ordering products from us, our business could be materially adversely affected.
Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect our ability to gain or maintain market share and/or profitability.
We currently operate in the highly competitive food industry, competing with other companies that have varying abilities to withstand changing market conditions. Any significant change in our relationship with a major customer, including changes in product prices, sales volume, or contractual terms may impact financial results. Such changes may result because our competitors may have substantial financial, marketing, and other resources that may change the competitive environment. If we are unable to establish economies of scale, marketing expertise, product innovation, and category leadership positions to respond to changing market trends, or increase prices while maintaining a customer base, our profitability and volume growth could be impacted in a materially adverse way. The success of our business depends, in part, upon the financial strength and viability of our suppliers and customers. The financial condition of those suppliers and customers is affected in large part by conditions and events that are beyond our control. A significant deterioration of their financial condition would adversely affect our financial results.
We face competition from companies who produce similar products and other prepared foods, many of whom have longer operating histories or have substantially more financial resources.
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
Our food products are manufactured in facilities that are subject to extensive regulation by the FDA, the USDA and other national, state, and local authorities. For example, we are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMPs, and specifies the recipes for certain foods. Specifically, the USDA defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of our MamaMancini's products were submitted to the USDA and approved as “all-natural.” However, should the USDA change its definition of “all-natural” at some point in the future, or should the Company change these existing recipes to include ingredients that do not meet the USDA’s definition of “all-natural,” we may need to change our labeling and our results of operations could be adversely affected.
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
We could be required, and in some instances have in the past been required to, recall certain products due to labeling, contamination, damage, or tampering, whether caused by us or someone in our supply chain. A widespread recall or market withdrawal could result in significant losses due to the cost of a recall or withdrawal, the destruction of inventory, potential liability claims, and lost sales. The costs associated with recalls could be impacted by issues encountered in tracing products within our facilities or in the supply chain. In addition, a product recall or withdrawal could also result in adverse publicity and a loss of confidence in our products, which could have a material impact on our business.
In addition, we purchase ingredients from third-party suppliers. If these materials include contaminants that impact the safety or quality of our products, we may need to find alternate materials, delay production, or dispose of our inventory, which could impact our operations. Additionally, if this occurs after the product has been distributed, we may need to withdraw or recall the affected product and we may be subject to liability claims. We cannot assure that we will not be required to perform recalls, or that liability claims will not be asserted against us in the future.
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
Our products are subject to numerous food safety and other laws and regulations regarding the manufacturing, marketing, and distribution of food products, particularly by the USDA and state and local agencies. These regulations govern matters such as ingredients, advertising, taxation, relations with distributors and retailers, health and safety matters, and environmental concerns. The ineffectiveness of our manufacturer’s planning and policies with respect to these matters, and the need to comply with new or revised laws or regulations with regard to licensing requirements, trade and pricing practices, environmental permitting, or other food or safety matters, or new interpretations or enforcement of existing laws and regulations, as well as any related litigation, may have a material adverse effect on our sales and profitability.
Increases in the cost and restrictions on the availability of raw materials could adversely affect our financial results.
Our products include agricultural commodities such as tomatoes, onions, poultry, meats and other items such as spices and flour, as well as packaging materials such as plastic, metal, paper, fiberboard, and other materials and inputs such as water, in order to manufacture products. The availability or cost of such commodities may fluctuate widely due to government policy and regulation, crop failures or shortages due to plant disease or insect and other pest infestation, weather conditions, potential impact of climate change, increased demand for biofuels, or other unforeseen circumstances. To the extent that any of the foregoing or other unknown factors increase the prices of such commodities or materials and we are unable to increase our prices or adequately hedge against such changes in a manner that offsets such changes, the results of our operations could be materially and adversely affected. Similarly, if supplier arrangements and relationships result in increased and unforeseen expenses, our financial results could be materially and adversely impacted.
Disruption of our supply chain could adversely affect our business.
Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or any other reasons could impair our ability to manufacture or sell our products. To the extent that we are unable to, or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, our business and results of operations may be materially adversely affected, and additional resources could be required to restore our supply chain.
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
As a result of continuing global economic uncertainties, price-conscious consumers may replace their purchases of our premium and value-added products with lower-cost alternatives, which may impact the price and volume of some of these products. The volume or profitability of our products may be impacted if consumers are reluctant to pay a premium for higher quality foods or if they replace purchases of our products with cheaper alternatives. Additionally, distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may impact our sales and profitability.
We rely on key personnel and, if we are unable to retain, motivate key personnel, or hire qualified personnel, we may not be able to grow effectively.
Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Adam L. Michaels, our Chief Executive Officer and Chairman and Anthony Gruber, our Chief Financial Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a materially adverse effect on our business. In order to support our projected growth, we will be required to effectively recruit, hire, train, and retain additional qualified management personnel. Our inability to attract and retain necessary personnel could have a materially adverse effect on our business.
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
We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees, and in-store displays. Our net sales may periodically be influenced by the introduction and discontinuance of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter.
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
We are currently selling products in food retailers in the United States. If we are unable to expand into additional mass-market retailers or sell products in a greater number of supermarkets, we will fall short of our projections and our business and financial condition would be adversely affected.
As a smaller supplier, we may not sell enough items in certain stores, and as such as our products may not be placed in the most ideal locations to catch the attention of end consumers. If we are unable to gain significant sales growth, our products may never be displayed in the most attractive locations in stores and our sales may suffer.
We may be unable to successfully execute our identified growth strategies or other growth strategies that we determine to pursue.
We currently have a limited corporate infrastructure. In order to pursue growth strategies, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:
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
There may be product liability and other legal claims.
We currently carry product liability insurance. Although we believe that the amount of insurance coverage is sufficient for our operations, there is no assurance that the coverage will be adequate.
Our brand and reputation may suffer from real or perceived issues involving the labeling and marketing of our products as “natural.”
Although the FDA and USDA have each issued statements regarding the appropriate use of the word “natural,” there is no single, U.S. government-regulated definition of the term “natural” for use in the food industry. The resulting uncertainty has led to consumer confusion, distrust and legal challenges. Plaintiffs have commenced legal actions against a number of food companies that market “natural” products, asserting false, misleading and deceptive advertising, and labeling claims. Should we become subject to similar claims, consumers may avoid purchasing products from us or seek alternatives, even if the basis for the claim is unfounded. Adverse publicity about these matters may discourage consumers from buying our products. The cost of defending against any such claims could be significant. Any loss of confidence on the part of consumers in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. Uncertainty as to the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brand and our business, results of operations and financial condition.
Our finished goods inventory is located in a small number of warehouse facilities. Any damage or disruption at a storage facility would have an adverse effect on our business, results of operations and financial condition.
Our finished goods inventory is located in a small number of warehouse facilities. A natural disaster, fire, power interruption, work stoppage, or other unanticipated catastrophic event at these facilities would significantly disrupt our ability to deliver our products and operate our business. If any material amount of our inventory were damaged, we would be unable to meet our contractual obligations and, as a result, our business, results of operations and financial condition would suffer.
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
Damage to our reputation can adversely impact our business
Maintaining a positive reputation is important to selling our products. Our reputation could in the future be adversely impacted by a variety of factors including: any failure by us, a business partner, or other actors in the supply chain to maintain our standards. Any failure or perception of a failure can result in damage to our reputation, which could in the future decrease demand for our products, thereby impacting our business.
Political and social conditions can impact our business
Political and social conditions in the United States of America could be difficult to predict, impacting our business. The results of elections, and other political conditions including: government shutdowns, wars and other military conflicts could impact how existing laws, regulations and government programs or policies are implemented and/or result in uncertainty as to how such laws and regulations may change, including environmental and climate change policies, taxes, tariffs, and governmental benefit programs.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities may impact our financial performance
Increases in income tax rates or changes in tax laws, including how existing laws are interpreted, may impact our financial performance. For example, economic and political conditions in the United States may result in significant changes in tax legislation and regulation. We are subject to regular examinations by numerous taxing authorities with respect to income taxes. Pressure to increase tax revenues in locations where we operate may make resolving tax disputes more difficult and impact our financial performance.
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
The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.
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
We have identified material weaknesses in our internal control over financial reporting. If remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely impact investor confidence and, as a result, the value of our common stock.
In connection with the preparation of our financial statements for the fiscal year ended January 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified generally relate to (1) inadequate segregation of duties between the IT and accounting functions, (2) not maintaining adequate support for authorization and approval of certain transactions recorded in the Company’s IT systems, including those obtained through electronic data interface, and (3) inadequate documentation of review procedures, including those associated with level of precision, investigating and resolving outliers, and evaluating the completeness and accuracy of information produced by the entity, including those obtained from certain service organizations which require that complementary user entity controls are suitably designed and operating effectively.
We may not be able to fully remediate the identified material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that the Company maintains effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We also may incur significant costs to execute various aspects of our remediation plan but cannot provide a reasonable estimate of such costs at this time.
In the future, it is possible that additional material weaknesses or significant deficiencies may be identified that we may be unable to remedy before the requisite deadline for these reports. Our ability to comply with the annual internal control reporting requirements will depend on the effectiveness of our financial reporting and data systems and controls across the Company. Any weaknesses or deficiencies or any failure to implement new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, or result in material misstatements in our consolidated financial statements, which could adversely impact our business and reduce our stock price.
If we are unable to conclude that we have effective internal control over financial reporting, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common shares. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 1B. Unresolved Staff Comments.
None
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
The Company also maintains a robust cybersecurity infrastructure to safeguard our operations, networks and data through internal management and external service providers. Our cybersecurity risk management and strategy processes are led by our Chief Administrative Officer. This individual has over 30 years of prior work experience in various roles involving managing information systems and security, developing information security strategy, implementing effective information and cybersecurity programs, as well as a degree focusing on computer science. The Chief Administrative Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management and participation in the Company’s cybersecurity risk management and strategy processes including the operation of our incident response plan. This management team member routinely discusses trends in cyber risks and our strategy with management and reports to the Audit Committee of our Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, on a quarterly basis.
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
In addition, we engage independent third-party cybersecurity providers for testing and vulnerability detection. We regularly engage with these providers to aid in the identification and remediation of potential threats. We also endeavor to apprise employees of emerging risks and provide security awareness training and supplemental training as needed.
Material cybersecurity incidents are required to be reported to the Board of Directors. As of the date of this report, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Item 2. Properties.
Our principal executive office is located at 25 Branca Road, East Rutherford, NJ 07073. We currently lease 43,250 square feet of space located in East Rutherford, NJ from Joseph Branca Partnership, Ltd. for a current rent of $73,325 per month. The lease term runs through February 2030. In addition, we lease an additional 6,413 square feet of space at 355 Murray Hill Parkway, NJ from CLN Associates, LLC for a current rent of $9,867 per month. We currently lease 20,188 square feet in a fully contained facility at 148 Allen Boulevard, Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L Creative Salads and Olive Branch products. This property is owned by Anthony Morello, Jr., President of T&L, as well as individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with current rent of $20,200 per month. In addition, we lease 10,000 square feet of space at 155-B Allen Blvd, NY from 1320 Entertainment Inc. for a current rate of $17,166 per month. The lease term runs through April 30, 2029.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information
Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “MAMA.” From July 2021 to July 2023 shares of our common stock were quoted on the Nasdaq Capital Market under the symbol "MMMB."
(b)Holders
As of April 7, 2025, there were approximately 43 record holders of our common stock and there were 37,596,000 shares of our common stock issued and outstanding. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.
(c)Dividends
Series B Preferred Stock. The holders of Series B Preferred Stock, while outstanding, were entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for such purpose, an accruing cumulative dividend, in preference to any dividend on the common stock, at an annual rate of eight percent (8%) of the Original Purchase Price, payable monthly. As of January 31, 2025 there are no shares of Series B Preferred stock issued and outstanding.
Common Stock. The declaration of any future cash dividends is at the discretion of our Board of Directors and depends upon our earnings, if any, our capital requirements and financial position, general economic conditions, and other pertinent conditions. We have not paid any cash dividends to the holders of our common stock, and it is not our present intention to pay any cash dividends on our common stock in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.
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
Overview
Mama’s Creations, Inc. (“Mama’s,” “Mama’s Creations” or the “Company”) is a leading marketer and manufacturer of fresh deli prepared foods, found in over 10,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy to prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.

Results of Operations for the Years Ended January 31, 2025 and 2024
The following table sets forth the summary of the consolidated statements of operations for the years ended January 31, 2025 and 2024 (in thousands):

	For the Years Ended
	January 31, 2025	January 31, 2024

Net Sales	$123,328	$103,284
Gross Profit	$30,533	$30,333
Operating Expenses	$25,656	$21,443
Other Income (Expenses)	$(171)	$(544)
Income Tax Provision	$(995)	$(2,008)
Income from equity method investment in Chef Inspirational Foods, LLC	$—	$223
Net Income	$3,711	$6,561
For the years ended January 31, 2025 and 2024, the Company reported net income of approximately $3.7 million and $6.6 million, respectively. The change in net income between the years ended January 31, 2025 and 2024 reflects strong revenue growth offset by manufacturing inefficiencies related to the capital improvement project at the Company's Farmingdale, New York facility and increased costs of commodities, primarily the cost of chicken, and other materials.
Net Sales: Net Sales increased by approximately 19% to $123.3 million for the year ended January 31, 2025, from $103.3 million for the year ended January 31, 2024. The increase is due to higher volume of sales of existing products due to higher production capacity, introductions at new customers, introduction of new products at existing customers and successful pricing actions to recover the increased cost of commodities.
Gross Profit: The gross profit margin was 25% and 29% for the years ended January 31, 2025 and 2024, respectively. The decrease in gross profit margin is due to inefficiencies related to the capital improvement project at the Company's Farmingdale, New York facility and increased costs of commodities, primarily chicken, and other materials.
Operating Expenses: Operating expenses increased by 20% during the year ended January 31, 2025, as compared to the year ended January 31, 2024. Operating expenses as a percentage of sales remained relatively consistent at 21% in both fiscal year 2025 and 2024. The approximate $4.2 million increase in total operating expenses is primarily attributable to the following:
•Advertising expenses increased by approximately $1.1 million due to new digital strategies and an enhanced focus on marketing to help drive increased velocities of our existing products;
•One-time legal settlement expense of approximately $900 thousand, due to the Settlement Agreement with directors;
•Commission and royalty expenses rose by approximately $568 thousand due to increased sales;
•Professional fees increased by approximately $474 thousand due to increased corporate activity due to the growth of the Company and fees associated with Sarbanes-Oxley 404(b) implementation;
•Amortization of intangible assets increased by approximately $463 thousand due to the CIF Acquisition in the prior fiscal year;
•Office and computer-related expenses increased by approximately $300 thousand due to growth of the company, increased office space, and investment in new software to drive efficiencies;
•Travel-related expenses increased by approximately $170 thousand, due to a larger sales team and increased travel to national retailers;
•Freight-related expenses increased by approximately $71 thousand due to increased sales offset by load-sharing between the Company's two manufacturing facilities; and

•Insurance expenses decreased by approximately $204 thousand due to consolidation of policies.
Other Income (Expenses): Other expenses decreased by approximately $373 thousand to approximately $171 thousand for the year ended January 31, 2025, as compared to approximately $544 thousand for the year ended January 31, 2024. The decrease is mainly due to a decrease in net interest expense of approximately $290 thousand, which was a result of lower debt balances outstanding as well as higher interest earned on Company cash balances.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties, and, potentially, capital market financing.
Working Capital:
The following table summarizes total current assets, liabilities and working capital at January 31, 2025 compared to January 31, 2024 (in thousands):

	January 31, 2025	January 31, 2024	Change
Current Assets	$21,877	$23,566	$(1,689)
Current Liabilities	17,025	16,690	335
Working Capital	$4,852	$6,876	$(2,024)
As of January 31, 2025, we had working capital of approximately $4.9 million as compared to working capital of approximately $6.9 million as of January 31, 2024, a decrease of approximately $2.0 million. The decrease in working capital is primarily attributable to a decrease in cash of approximately $3.9 million, which was used to purchase approximately $5.1 million of property plant and equipment, an increase in operating lease liabilities of approximately $414 thousand, and an increase in Promissory notes – related parties of approximately $300 thousand, offset by an increase in inventory of approximately $1.5 million due to increased sales, and a decrease in accounts payable and accrued expenses of approximately $373 thousand due to lower accrued taxes.
Long-term Requirements:
As of January 31, 2025, we have $0 outstanding under our Line of Credit Agreement, with a maximum capacity of $5.5 million, and approximately $2.9 million outstanding under our Term Loan Agreement with M&T Bank (the "Term Loan Agreement"). The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have payments of $750 thousand (plus accrued interest) due on December 29, 2025 pursuant to promissory notes issued to the sellers of T&L Creative Salads ("T&L") and Olive Branch LLC ("Olive Branch"), as discussed in Item 8, Note 6. In addition, we have a promissory note with a balance of $1.5 million with the sellers of CIF as discussed in Item 8, Note 6. This note is payable in common stock on June 28, 2025. We also have operating leases for offices and other facilities used for our operations, and finance leases comprised primarily of machinery and equipment, as discussed in Item 8, Note 11.
Cash Flows:
The following table summarizes the key components of our cash flows for the years ended January 31, 2025 and January 31, 2024 (in thousands).

	For the Years Ended January 31,
	2025	2024

Net Cash Provided by Operating Activities	$5,177	$11,621
Net Cash (Used in) Investing Activities	(5,095)	(1,432)
Net Cash (Used in) Financing Activities	(3,954)	(3,545)
Net changes in cash	(3,872)	6,644
Cash and cash equivalents, beginning of period	11,022	4,378
Cash and cash equivalents, end of period	$7,150	$11,022

Net cash provided by operating activities for the year ended January 31, 2025 was approximately $5.2 million compared to net cash provided by operating activities for the year ended January 31, 2024 of approximately $11.6 million. Net income for the years ended January 31, 2025 and 2024 was approximately $3.7 million and $6.6 million, respectively. During the year ended January 31, 2025, net income was affected by non-cash adjustments of approximately $2.9 million and by changes in operating activities which used cash of approximately $1.4 million. During the year ended January 31, 2024, net income was affected by non-cash adjustments of approximately $2.8 million and changes in operating activities which provided cash of approximately $2.2 million.
Net cash used in investing activities for the years ended January 31, 2025 was approximately $5.1 million as compared to approximately $1.4 million for the year ended January 31, 2024. For the year ended January 31, 2025, the Company used cash of approximately $5.1 million to purchase new machinery and equipment. For the year ended January 31, 2024, the cash used in investing activities consisted of approximately $786 thousand to purchase new machinery and equipment and $646 thousand for the acquisition of the remaining interest in CIF.
Net cash used in financing activities for the year ended January 31, 2025 was approximately $4.0 million as compared to $3.5 million for the year ended January 31, 2024. During the year ended January 31, 2025, the Company had payments on the term loan, related party loans, and finance lease liabilities of approximately $1.7 million, $2.0 million, and $397 thousand, respectively. During the year ended January 31, 2024, the Company had payments on the term loan, line of credit, related party loans, and finance lease liabilities of approximately $1.7 million, $890 thousand, $750 thousand, and $272 thousand, respectively.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and related notes. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to the fair value of stock-based compensation, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other allowances that are netted against revenue. Although we believe that the estimates we use are reasonable, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report.
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
When performing its quantitative annual goodwill impairment test, the Company is comparing the fair value with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The fair value is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.
As of January 31, 2025, there were no impairment losses recognized for goodwill.
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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of January 31, 2025.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no reportable events under this item for the year ended January 31, 2025.

Item 9A. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures consist of our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that necessary information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. In designing and evaluating the disclosure controls and procedures, any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, a control or procedure can be circumvented by individual acts of even one person, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives are met.
Our management, under the supervision of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2025, at the reasonable assurance level, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Our internal control over financial reporting is a set of processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that a control may become inadequate because of changes in conditions or because of declines in the degree of compliance with policies or procedures.
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on the evaluation under such framework, our management concluded that our internal control over financial reporting was not effective as of January 31, 2025, due to the existence of material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties between the IT and accounting functions, (2) not maintaining adequate support for authorization and approval of certain transactions recorded in the Company’s IT systems, including those obtained through electronic data interface, and (3) inadequate documentation of review procedures, including those associated with level of precision, investigating and resolving outliers, and evaluating the completeness and accuracy of information produced by the entity, including those obtained from certain service organizations which require that complementary user entity controls are suitably designed and operating effectively.
None of the identified material weaknesses resulted in a material misstatement to our annual or interim consolidated financial statements for the year ended January 31, 2025. However, because the underlying deficiencies could have resulted in a material misstatement, management determined that each constitutes a material weakness.
Our independent registered public accounting firm, UHY LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2025. UHY LLP’s report appears on page 28 of this Annual Report on Form 10-K.
Implemented and Planned Remediation Measures
We are committed to establishing and maintaining effective internal control over financial reporting and promptly remediating the identified material weaknesses. Management continues to work to strengthen supporting procedures and documentation to ensure a strong control environment.
To address the identified material weaknesses, remediation actions are in the process of being implemented during the fiscal year ending January 31, 2026, including the following:
•review and enhancement of the structure of our organization, including our finance and information technology functions, to clarify roles and responsibilities and ensure appropriate segregation of duties;
•enhance the documentary support for authorization and approval of transactions recorded in the Company’s IT systems, including those obtained through electronic data interface;
•continued evaluation of existing personnel and their roles and responsibilities, with appropriate realignments and supplemental internal and external personnel and resources focused on ensuring compliance with our policies and procedures and reliable evidence and documentation of the same.
Management believes the actions described above will strengthen our internal control over financial reporting and will be sufficient to remediate the identified material weaknesses as soon as January 31, 2026. However, there can be no guarantee that such remediation efforts will be sufficient by the end of the current fiscal year or at all. Management will continue to monitor the effectiveness of the Company’s procedures and internal control over financial reporting and intends to make further changes as may be necessary or appropriate to reasonably ensure their effectiveness.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
Except as described above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended January 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders (the "Proxy Statement"), which we intend to file with the SEC pursuant to Regulation 14A within 120 days after January 31, 2025. Except for those portions specifically incorporated by reference from our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Executive Officers
The following table discloses our executive officers as of April 7, 2025.

Name	Age	Position

Adam L. Michaels	48	Chief Executive Officer and Chairman of the Board of Directors

Anthony J. Gruber	56	Chief Financial Officer

Moore (Skip) Tappan	58	Chief Operating Officer

Steven Burns	64	Chief Administrative Officer and Director

Adam Michaels was appointed Chief Executive Officer of the Company effective September 6, 2022 .
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
Mr. Gruber earned a BS, Accounting from the University of Bridgeport, Bridgeport, CT.
Moore (Skip) Tappan was appointed Chief Operating Officer of the Company in September 2024. Mr. Tappan brings over 30 years of broad cross-functional operational experience to the Company. Prior to joining the Company, he was Chief Supply Chain Officer at Gordon Food Service. Previously he was Vice President, Supply Chain Northeast Division of Walmart. He also served with Campbell Soup Company as Vice President, North American Logistics. Mr. Tappan

started his career at Procter & Gamble (P&G), spending over 20 years with the company in roles with increasing responsibilities, leaving as the Distribution Network Leader for its North American Beauty/Health & Wellness business. Mr. Tappan holds a BS in Industrial Engineering from the University of South Florida – Tampa.
Steven Burns has been Executive Vice President of the Company since February 1, 2020. He was appointed the Company's Chief Administrative Officer of the Company on October 9, 2023. He has over 30 years of experience in investment, management and operations transformation across industries including high-quality and healthy food services, real estate, clean and efficient energy sources and healthcare technology. Mr. Burns has served as a director of the Company from February 2010 through the present. Prior to that, for a period of 24 years, he worked at and was a senior executive at Accenture, where he led the U.S. Health Insurance Industry Program comprised of approximately 600 professionals. He also has sat on various financial committees and boards of directors throughout his career.
Mr. Burns received his B.S. in Business Management from Boston College in 1982.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all of our directors and officers and other employees, including our principal executive officer and principal financial officer. This code is publicly available through the Governance section of our website at https://ir.mamascreations.com. To the extent permissible under the applicable law, the rules of the SEC or Nasdaq listing standards, we intend to post on our website any amendment to the code of business conduct and ethics, or any grant of a waiver from a provision of the code of business conduct and ethics, that requires disclosure under the applicable law, the rules of the SEC or Nasdaq listing standards.
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.
Other Information
The disclosures in the Proxy Statement under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “How do I submit a stockholder proposal or director nomination for the next Annual Meeting,” and, if applicable “Delinquent Section 16(a) Reports” are incorporated into this Item by reference.
Item 11. Executive Compensation
Incorporated into this Item by reference is the information in the Proxy Statement regarding the compensation of our named executive officers appearing under the heading “Executive Compensation” (excluding information under the caption “Pay versus Performance”), and the information regarding compensation of non-employee directors under the heading “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated into this Item by reference is the information in the Proxy Statement appearing under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Incorporated into this Item by reference is the information in the Proxy Statement regarding director independence under the heading “Corporate Governance” and the information under the heading “Transactions with Related Persons.”

Item 14. Principal Accountant Fees and Services.
Incorporated into this Item by reference is the information in the Proxy Statement under the headings “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval.”

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
4.1	Description of Common Stock (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023).
10.1+	2021 Incentive Stock and Award Plan, as Amended and Restated October 17, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2023).
10.2+	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.3+	Form of Incentive Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 5, 2013).
10.4+	Form of Restricted Stock Unit Award Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2023).
10.5+	Form of Performance-Based Stock Unit Award Agreement (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 20, 2023).
10.6+
Employment Agreement dated June 21, 2022 by and between the Company and Adam L. Michaels (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023).

10.7+
Employment Agreement dated September 19, 2022 by and between the Company and Anthony Gruber (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023).

10.8
Development and License Agreement, by and between Daniel Daugherty and Market Finders Brokerage, Inc., dated as of January 1, 2009 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on May 8, 2013).

10.9
Multiple Disbursement Term Loan with M&T Bank, dated as of October 26, 2022 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023).

10.10
Amended and Restated Revolving Line Note with M&T Bank, dated as of October 26, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2023).

10.11
Letter Amendment to the Revolving Line of Credit Loan, dated July 18, 2023 by and between M&T Bank, the Company and T&L Acquisition Corp. (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2023).

10.12
Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, R&I Loeb Family, LLC, Jeffrey Siegel, and Ronald Loeb (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2023).

10.13+
Employment Agreement by and between the Company and Moore (Skip) Tappan, III, dated September 3, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024).

10.14	Amendment to M&T Credit Agreement, dated as of July 31, 2024 (incorporated from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 5, 2024).
10.15	Form of Settlement Agreement with Directors, dated as of May 15, 2024 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024).
19.1*	Insider Trading Policy.
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm
24.1*	Powers of Attorney
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Mama's Creations Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the Company's Annual Report on From 10-K for the fiscal year ended January 31, 2024.
101*	Financial statements from the annual report on Form 10-K for the year ended January 31, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 9B.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Filed herewith
+Denotes management contract or compensatory arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA'S CREATIONS, INC.

Date: April 8, 2025	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam L. Michaels	Chief Executive Officer, Chairman of the	April 8, 2025
Adam L. Michaels	Board of Directors (principal executive officer)

/s/ Anthony Gruber	Chief Financial Officer (principal financial and accounting officer)	April 8, 2025
Anthony Gruber

*	Director	April 8, 2025
Steven Burns

*	Director	April 8, 2025
Alfred D’Agostino

*	Director	April 8, 2025
Tom Toto

*	Director	April 8, 2025
Dean Janeway

*	Director	April 8, 2025
Meghan Henson

*	Director	April 8, 2025
Shirley Romig

*	Director	April 8, 2025
Lynn Blake

*Adam L. Michaels, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: April 8, 2025	By:	/s/ Adam L. Michaels
Adam L. Michaels
Attorney in Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama’s Creations, Inc.
Adverse Opinion on Internal Control over Financial Reporting
We have audited Mama's Creations, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified material weaknesses due to the Company’s lack of sufficient accounting and finance personnel to support and provide appropriate oversight and accountability over the performance of controls. This resulted in material weaknesses noted across significant business processes that related to (1) inadequate segregation of duties between the IT and accounting functions, (2) not maintaining adequate support for authorization and approval of certain transactions recorded in the Company’s IT systems, including those obtained through electronic data interface, and (3) inadequate documentation of review procedures, including those associated with level of precision, investigating and resolving outliers, and evaluating the completeness and accuracy of information produced by the entity, including those obtained from certain service organizations which require that complementary user entity controls are suitably designed and operating effectively.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2025 consolidated financial statements, and this report does not affect our report dated April 8, 2025, on those financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of the Company, and our report dated April 8, 2025, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures: Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ UHY LLP
New York, New York
April 8, 2025

MAMA'S CREATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama’s Creations, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheet of Mama’s Creations, Inc. (the Company) as of January 31, 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the fiscal year ended January 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the fiscal year ended January 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
We also have audited the adjustments to the fiscal 2024 and 2023 consolidated financial statements of the Company to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures as described in Notes 2 and 13. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the fiscal 2024 and 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2024 and 2023 consolidated financial statements taken as a whole.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
Variable Consideration Related to Customer Incentives
As described in Note 2 to the financial statements, the Company recognizes revenue net of estimates for variable consideration related to customer incentives in the form of discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The estimated portion of variable consideration at period-end amounted to $0.6 million as of January 31, 2025. Customer incentives are estimated at period-end based on historical experience and assumptions of future promotional activity.
We identified the auditing of variable consideration related to customer incentives as a critical audit matter. Specifically, variable consideration is estimated based on historical experience and assumptions of future promotional activity. Auditing these estimates involved especially challenging and subjective auditor judgment due to the level of uncertainty involved in management’s assumptions.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the appropriateness of the Company’s estimation methodology and testing significant inputs and assumptions used in the calculations;
•Developing an expectation for estimated variable consideration and the allowance for customer incentives using sales data, historical activity of customer incentives as a percentage of revenue, and activity subsequent to period end; and
•Inquiring and obtaining information from management and sales department representatives to assess historical activity and assumptions of future promotional activity.
/s/ UHY LLP
We have served as the Company’s auditor since 2024.
New York, New York
April 8, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama's Creations, Inc.
Opinion on the Financial Statements
We have audited, before the effects of the adjustment to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 13, the accompanying consolidated balance sheets of Mama's Creations, Inc. (the Company) as of January 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 13 (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 13 are not presented herein), present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Notes 2 and 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.To the Board of Directors and
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Rosenberg Rich Baker Berman, P.A.
We have served as the Company’s auditor from 2011 to 2024.
Somerset, New Jersey
April 24, 2024

Mama's Creations, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2025	January 31, 2024

Assets:

Current Assets:
Cash and cash equivalents	$7,150	$11,022
Accounts receivable, net	8,131	7,859
Inventories, net	4,817	3,310
Prepaid expenses and other current assets	1,779	1,375
Total Current Assets	21,877	23,566

Property, plant, and equipment, net	9,387	4,436
Intangible assets, net	3,436	4,979
Goodwill	8,633	8,633
Operating lease right of use assets, net	3,376	2,889
Deferred tax asset	258	503
Security deposits	95	95
Total Assets	$47,062	$45,101

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$12,052	$12,425
Term loan, net of debt discount of $22 and $38, respectively	1,530	1,514
Operating leases liabilities	848	434
Finance leases payable	345	367
Promissory notes – related parties	2,250	1,950
Total Current Liabilities	17,025	16,690

Line of credit	—	—
Term loan – net of current	1,342	3,003
Operating leases liability – net of current	2,600	2,515
Finance leases payable – net of current	1,199	1,062
Promissory notes – related parties, net of current	—	2,250
Total long-term liabilities	5,141	8,830

Total Liabilities	22,166	25,520

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2025 and January 31, 2024, 0 shares outstanding as of January 31, 2025 and January 31, 2024	—	—
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued and outstanding as of January 31, 2025 and January 31, 2024	—	—
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,826,000 and 37,488,000 shares issued as of January 31, 2025 and January 31, 2024, respectively, 37,596,000 and 37,258,000 shares outstanding as of January 31, 2025 and January 31, 2024, respectively	—	—
Additional paid-in capital	24,882	23,278
Retained earnings (accumulated deficit)	164	(3,547)
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	24,896	19,581
Total Liabilities and Stockholders’ Equity	$47,062	$45,101
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended January 31,
	2025	2024	2023

Net sales	$123,328	$103,284	$93,188

Costs of sales	92,795	72,951	73,770

Gross profit	30,533	30,333	19,418

Operating expenses:
Research and development	455	414	135
Selling, general and administrative	25,201	21,029	16,460
Total operating expenses	25,656	21,443	16,595

Income from operations	4,877	8,890	2,823

Other income (expenses)
Interest expense	(477)	(549)	(634)
Interest income	218	—	—
Amortization of debt discount	(16)	(22)	(22)
Other income	104	27	3
Total other expenses	(171)	(544)	(653)

Income before income tax provision and income from equity method investment	4,706	8,346	2,170

Income from equity method investment	—	223	143
Income tax provision	(995)	(2,008)	(9)

Net income	3,711	6,561	2,304

Less: series B preferred dividends	—	(49)	(34)

Net income available to common stockholders	3,711	6,512	2,270

Net income per common share
– basic	$0.10	$0.18	$0.06
– diluted	$0.09	$0.17	$0.06

Weighted average common shares outstanding
– basic	37,427,571	36,814,162	36,093,858
– diluted	39,418,571	38,381,407	37,313,178

See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 31, 2022	-	$-	-	$-	35,759	$-	(230)	$(150)	$20,588	$(12,329)	$8,109
Stock-based compensation	-	-	-	-	-	-	-	-	110	-	110
Stock issued for the exercise of options	-	-	-	-	57	-	-	-	26	-	26
Stock issued for the acquisition of equity investment	-	-	-	-	502	-	-	-	700	-	700
Issuance of Preferred B Shares, net of issuance costs	-	-	55	-	-	-	-	-	1,300	-	1,300
Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(34)	(34)
Net income	-	-	-	-	-	-	-	-	-	2,304	2,304
Balance, January 31, 2023	-	$-	55	$-	36,318	$-	(230)	$(150)	$22,724	$(10,059)	$12,515
Stock-based compensation	-	-	-	-	138	-	-	-	486	-	486
Stock issued for the exercise of options and warrants	-	-	-	-	213	-	-	-	68	-	68
Conversion of Series B preferred stock	-	-	(55)	-	819	-	-	-	-	-	-
Series B Preferred dividend	-	-	-	-	-	-	-	-	-	(49)	(49)
Net income	-	-	-	-	-	-	-	-	-	6,561	6,561
Balance, January 31, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581
Stock-based compensation	-	-	-	-	232	-	-	-	1,099	-	1,099
Stock issued for the exercise of options	-	-	-	-	38	-	-	-	55	-	55
Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450
Net income	-	-	-	-	-	-	-	-	-	3,711	3,711
Balance, January 31, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended January 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,711	$6,561	$2,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,592	1,043	920
Provision for credit losses	—	(140)	233
Amortization of debt discount	16	22	22
Change in right of use assets	(1,585)	348	360
Amortization of intangibles	1,543	1,080	482
Stock-based compensation	1,099	436	110
Allowance for obsolete inventory	—	63	—
Change in deferred tax asset	245	215	(269)
Income from equity method investment	—	(223)	(143)
Changes in operating assets and liabilities:
Accounts receivable	(272)	2,392	563
Inventories	(1,507)	263	(745)
Prepaid expenses and other current assets	(1,341)	(540)	(174)
Security deposits	—	(35)	(2)
Accounts payable and accrued expenses	79	476	2,191
Operating lease liability	1,597	(340)	(343)
Net Cash Provided by Operating Activities	5,177	11,621	5,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(5,095)	(786)	(593)
Cash paid for acquisition/investment in Chef Inspirational Foods, LLC, net	—	(646)	(500)

Net Cash (Used in) Investing Activities	(5,095)	(1,432)	(1,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Series B preferred stock offering	—	—	1,365
Payment of stock offering costs	—	—	(66)
Cash paid for financing fees	—	—	(27)
Repayment of term loan	(1,662)	(1,652)	(1,293)
(Repayment) borrowings of line of credit, net	—	(890)	125
Repayment of term loan - related party	(1,950)	(750)	(750)
Repayment of finance lease obligations	(397)	(272)	(235)
Payment of Series B Preferred dividends	—	(49)	(34)
Proceeds from exercise of options	55	68	26
Net Cash (Used in) Financing Activities	(3,954)	(3,545)	(889)

Net (Decrease) Increase in Cash	(3,872)	6,644	3,527

Cash and cash equivalents - Beginning of Period	11,022	4,378	851

Cash and cash equivalents - End of Period	$7,150	$11,022	$4,378

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$1,477	$1,620	$32
Interest	$427	$654	$634

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$511	$1,270	$72
Related party loan to finance acquisition	$—	$2,700	$—
Right of use asset recognized	$2,119	$—	$—
Write-off of right of use asset	$1,021	$—	$—
Issuance of stock for director settlement	$450	$—	$—
Non-cash consideration paid in common stock for equity method investment	$—	$—	$700
Non-cash deposits on prepaid additions		$—	$385
Receipt of fixed assets for deposits previously paid	$937	$—	$—
Settlement of liability in common stock	$—	$50	$—
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Notes to Consolidated Financial Statements
January 31, 2025
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary, MamaMancini’s Inc. (“MamaMancinis”), is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken, sausage & peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready-to-serve meals, single-size pasta and rice bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as all-natural. The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our Subsidiary T&L Acquisition Corp. is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. DBA T&L Creative Salads (“T&L”) and Olive Branch (“OB”), offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. T&L uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Olive Branch concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments up until the Company acquired the remaining interest of CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025), and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an origianal maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at January 31, 2025, exceeded insured amounts by approximately $6.2 million. The Company believes it mitigates such risk by having this cash held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. As of January 31, 2025 and January 31, 2024, the reserve for uncollectible accounts was approximately $93 thousand and $93 thousand, respectively. For the years ended January 31, 2025, 2024, and 2023 the Company wrote off approximately $0 thousand, $140 thousand, and $0 thousand, respectively, against the allowance for credit losses established.
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

The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of January 31, 2025 and January 31, 2024, the reserve for obsolete inventory was approximately $95 thousand and $95 thousand, respectively.
Inventories by major category are as follows (in thousands):

	January 31, 2025	January 31, 2024
Raw materials and packaging	$1,654	$1,159
Work in process	723	237
Finished goods	2,440	1,914
Total inventories, net	$4,817	$3,310
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.
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
The Company reviews the recoverability of property, plant and equipment when circumstances indicate that the carrying value of an asset or asset class may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deterioration in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Expenditures for repairs and maintenance which do not substantially improve or extend the useful life of an asset are expensed as incurred.
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
When performing its quantitative annual goodwill impairment test on January 31, 2025, the Company is comparing the fair value with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount when measuring the goodwill impairment loss, if applicable. The fair value is estimated using discounted cash flow methodologies, as well as considering third-party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.
As of January 31, 2025 and 2024, there were no impairment losses recognized for goodwill.
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
The interest rate on the Company’s line of credit and notes payable has a variable component, which is reflective of the market for such instruments at any given date, and as such the carrying value of the debt approximates its fair value.
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of January 31, 2025 and January 31, 2024 were as follows (in thousands):

	January 31, 2025				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$6,842	$—	$—	$6,842	$10,886	$—	$—	$10,886
Total	$6,842	$—	$—	$6,842	$10,886	$—	$—	$10,886
Research and Development
Research and development is expensed as incurred. Research and development expenses for the years ended January 31, 2025, 2024, and 2023 were approximately $455 thousand, $414 thousand, and $135 thousand, respectively.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Topic 606, Revenue from Contracts with Customers (Topic 606).

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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of January 31, 2025.
Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Years Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Gross Sales	$125,727	$106,104	$95,420
Less: Slotting, Discounts, and Allowances	2,399	2,820	2,232
Net Sales	$123,328	$103,284	$93,188
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the years ended January 31, 2025, 2024 and 2023 (in thousands):

	For the Years Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Northeast	$35,638	$37,189	$36,846
Southeast	33,783	30,183	28,306
Midwest	26,895	18,609	15,243
West	29,411	20,123	15,025
Total gross revenue	$125,727	$106,104	$95,420

Cost of Sales
Cost of sales represents costs related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Producing and communicating advertising expenses for the years ended January 31, 2025, 2024, and 2023 were approximately $2.2 million, $1.2 million, and $693 thousand, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in our Consolidated Statement of Operations over the requisite service period.

Performance stock awards ("PSUs") are granted to certain executive officers. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used the Monte Carlo simulation valuation model. For each modeling scenario, the PSUs' payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued is affected by a number of variables and subjective assumptions, including (i) the fair value of the Company’s common stock of $1.17 and $1.40 at the grant dates, (ii) the expected common stock price volatility over the expected life of the awards of 85.7% and 87.0%, (iii) the term of the awards of 5 years and 5 years, (iv) risk-free interest rate of 3.7% and 3.4%, (v) there are no expected dividends. Forfeitures are recognized when they occur. There were no performance stock units that vested in the year ended January 31, 2025. The Company's performance against the defined goals is re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
The Company values stock options and warrants using the Black-Scholes option pricing model. Grants of stock-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the stock-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting periods. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
The Company values Restricted Stock Units ("RSUs") based on the closing price of the Company's common stock on the date the grant is issued and recognizes the expense related to this value on a straight-line basis over the vesting term.
For the year ended January 31, 2024, the Company issued 19,960 shares of the Company's common stock, valued at approximately $50 thousand, to certain employees as compensation.
For the years ended January 31, 2025, 2024, and 2023, when computing fair value of stock options issued, the Company has considered the following variables:

	January 31, 2025	January 31, 2024	January 31, 2023
Risk-free interest rate	3.47%	N/A	2.8%
Expected life of grants	6 years	N/A	6.5 years
Expected volatility of underlying stock	75.5%	N/A	85.7%
Dividends	0%	N/A	0%
The expected option term is computed using the “simplified method” for “plain vanilla” options as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments.
The expected stock price volatility for the Company’s stock options was estimated using the historical volatilities of the Company’s common stock and if deemed necessary, adjusted for any forward-looking adjustments. Risk-free interest rates were obtained from U.S. Treasury rates for the applicable periods.
Earnings Per Share
Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities is anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive net income computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury stock method, and the dilutive effect of the Series B Preferred stock is calculated using the if-converted method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share amounts).

	For the Years Ended
	January 31, 2025	January 31, 2024	January 31, 2023
Numerator:
Net income attributable to common stockholders - basic	$3,711	$6,512	$2,270
Effect of dilutive securities:	—	49	34

Net income attributable to common stockholders - diluted	$3,711	$6,561	$2,304

Denominator:
Weighted average common shares outstanding - basic	37,428	36,814	36,094
Dilutive securities (a):
Series B Preferred Stock	—	—	819
Stock Options	51	64	355
Performance Stock Units	1,690	1,195	—
Restricted Stock Units	250	308	45

Weighted average common shares outstanding and assumed conversion – diluted	39,419	38,381	37,313

Basic net income per common share	$0.10	$0.18	$0.06

Diluted net income per common share	$0.09	$0.17	$0.06

(a) - Anti-dilutive securities excluded:
Stock Options	—	—	150
Warrants	—	—	14

Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of January 31, 2025 and January 31, 2024, the Company recognized a deferred tax asset of approximately $258 thousand and $503 thousand, respectively, which is included in long-term assets on the consolidated balance sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax asset.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this guidance effective February 1, 2024. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures" (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The Company adopted this guidance effective February 1, 2024. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements." The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact the adoption of this ASU will have on the consolidated financial statements and related disclosures, which is not expected to be material.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard led to enhanced segment reporting disclosures but did not impact the Company's results of operations, cash flows, or financial condition. The Company adopted ASU 2023-07 during the fiscal year ended January 31, 2025. See Note 13, Segment Information in the accompanying notes to the consolidated financial statements for further detail.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes" (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU No. 2023-09 will have on the consolidated financial statements and related disclosures.
In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule remains in effect, the rule will require registrants to provide climate-related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 GHG emissions (for large accelerated filers and accelerated filers); governance and oversight of material climate-related risks; the material impact of climate risks on the registrant’s strategy, business model, and outlook; risk management processes for material climate-related risks; and material climate targets and goals. Based on our current accelerated filer status, certain elements of the rule would be effective for our fiscal year ending January 31, 2027, with the remaining disclosure requirements effective for our fiscal years ending January 31, 2028 and 2029. In April 2024, the SEC issued an order staying implementation of such rule, pending the resolution of certain challenges. The outcome of ongoing litigation is currently unknown. The Company is currently evaluating the potential impact of such rule on its consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40): Disaggregation of Income Statement Expenses." Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The new guidance is intended to improve disclosures about a public business entity's expenses by enhancing specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance, including its cost structure, and assess potential future cash flows. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that this guidance will have on the consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-04, "Debt - Debt with Conversion and Other Options" (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." The new guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new standard is effective for fiscal years beginning after December 31, 2025 and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2024-04 will have on the consolidated financial statements and related disclosures.

Note 3 - Property, Plant, and Equipment:
Property and equipment on January 31, 2025 and January 31, 2024 are as follows (in thousands):

	January 31, 2025	January 31, 2024
Machinery and Equipment	$7,982	$4,437
Furniture and Fixtures	242	252
Leasehold Improvements	5,875	2,956
	$14,099	$7,645
Less: Accumulated Depreciation	4,712	3,209
Total	$9,387	$4,436
Depreciation expense was approximately $1.6 million, $1.0 million, and $0.9 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Note 4 – Intangible Assets, Net
Intangibles, net consisted of the following at January 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,982)	$3,436	2.29
Tradename and trademarks	79	(79)	—	0.00
	$6,497	$(3,061)	$3,436
Intangibles, net consisted of the following at January 31, 2024 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Customer relationships	$6,418	$(1,463)	$4,955	3.29
Tradename and trademarks	79	(55)	24	0.91
	$6,497	$(1,518)	$4,979
Amortization expense for the fiscal years ended January 31, 2025, 2024, and 2023 was approximately $1.5 million, $1.1 million, and $0.5 million, respectively.

We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2026	$1,513
2027	$1,464
2028	$459
Total	$3,436
Note 5 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	January 31, 2025	January 31, 2024
Trade accounts payable	$9,051	$8,182
Accrued promotions	485	945
Accrued employee compensation	1,391	1,890
Accrued commissions/royalties	686	560
Other accrued expenses	439	285
Accrued taxes	—	563
Total accounts payable and accrued expenses	$12,052	$12,425
Note 6 - Related Party Transactions
Promissory Note – Related Party
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of January 31, 2025 and January 31, 2024, the outstanding balance under the note was $750 thousand and $1.5 million, respectively. For the years ended January 31, 2025, 2024, and 2023 interest expense for this note was approximately $50 thousand, $77 thousand, and $102 thousand, respectively. As of January 31, 2025 and January 31, 2024, accrued interest was approximately $2 thousand and $5 thousand, respectively.
Lease – Related Party
The Company leases a facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional 10-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the years ended January 31, 2025, 2024, and 2023 was $322 thousand, $343 thousand and $262 thousand, respectively.
Chef Inspirational Foods, LLC
As noted above in Note 1, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”) on June 28, 2022 and acquired the remaining interest on June 28, 2023. For the period from February 1, 2023 to June 28, 2023 the Company recorded sales to CIF of approximately $10.9 million. For the period from June 28, 2022 to January 31, 2023 the Company recorded sales to CIF of approximately $14.7 million. For the years ended January 31, 2024 and January 31, 2023, the Company recorded commission expenses and consulting service expenses of approximately $267 thousand and $424 thousand to CIF. On June 28, 2023 the Company entered into a promissory note with the sellers of CIF. As of January 31, 2025 approximately $1.5 million is outstanding on this note.

Note 7 - Loan and Security Agreement
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million. On July 18, 2023, the Company extended the maturity of the working capital line from June 30, 2024 to October 31, 2025 and on July 31, 2024 the Company further extended the maturity date of the line until November 30, 2027. In addition, effective December 4, 2023, the Company amended the line of credit to change the rate at which interest accrues on the outstanding balance. Effective December 4, 2023 the principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Agreement) established with respect to the Borrower as of the date of any advance under the Loan as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of January 31, 2025 and January 31, 2024. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 thousand as of both January 31, 2025 and January 31, 2024. During the years ended January 31, 2025, 2024, and 2023 the Company incurred interest expense of approximately $7 thousand, $47 thousand and $132 thousand to M&T Bank for the line of credit agreement, respectively. During the years ended January 31, 2025 and 2024 the Company incurred commitment fees of approximately $14 thousand and $12 thousand, respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million, payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). The Maturity Date of the Acquisition Note is January 17, 2027. The Acquisition Note was amended effective December 4, 2023 to change the rate at which interest accrues. Effective December 4, 2023 the interest rate was amended to be based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.50 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of January 31, 2025, the outstanding balance and unamortized discount of the Acquisition Note was approximately $2.9 million and $22 thousand, respectively. As of January 31, 2024, the outstanding balance and unamortized discount of the Acquisition Note was approximately $4.6 million and $38 thousand, respectively. During the years ended January 31, 2025, 2024 and 2023, the Company incurred interest expense of approximately $297 thousand, $450 thousand and $413 thousand for the Acquisition Note, respectively.
Note 8 - Concentrations
Revenues and Accounts Receivable
For the year ended January 31, 2025, the Company’s gross revenue was concentrated in one customer that accounted for approximately 44% of gross revenue. For the year ended January 31, 2024, the Company’s gross revenue was concentrated in three customers that accounted for approximately 26%, 11% and 10%, respectively. For the year ended January 31, 2023, the Company’s gross revenue was concentrated in two customers that accounted for approximately 25% and 13%, respectively.
As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively. As of January 31, 2024, four customers represented approximately 20%, 15%, 13% and 10% of total gross outstanding receivables, respectively.
Note 9 - Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of preferred stock, $0.00001 par value per share. The Company has designated 120 thousand shares of preferred stock as Series A Convertible Preferred stock. As of January 31, 2025 and 2024, no shares of Series A Convertible Preferred Stock are outstanding.

Series B Preferred
The Company has designated 200 thousand shares of preferred stock, $0.00001 par value per share, as Series B Preferred Stock. The holders of the Series B Preferred Stock shall be entitled to receive, upon liquidation, dissolution or winding up of the Company, the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series B Preferred Stock if such shares had been converted to common stock immediately prior to such liquidation.
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
As of both January 31, 2025 and 2024, 0 shares of Series B Preferred Stock were outstanding.
During the year ended January 31, 2025, the Company paid no dividends on Series B Preferred Stock. During the years ended January 31, 2024 and 2023, the Company paid dividends of approximately $49 thousand and $34 thousand, respectively on Series B Preferred Stock.
Restricted Stock Units
The fair value of Restricted Stock Units ("RSUs") is determined based on the closing price of the Company's common stock on the grant date. RSUs generally vest on a graded basis over three to four years of service.
A summary of the status of the Company's RSUs is presented below.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units – February 1, 2024	493,078	$1.91
Granted	103,206	$7.22
Vested	(228,727)	$2.78
Forfeited	—	$—
Non-vested Restricted Stock Units – January 31, 2025	367,557	$2.85
At January 31, 2025, there was approximately $897 thousand of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.25 years. During the years ended January 31, 2025, 2024, and 2023 the Company recognized stock-based compensation related to RSUs of an aggregate of approximately $595 thousand, $279 thousand, and $50 thousand, respectively, which was recorded to selling, general and administrative expenses or cost of goods sold, depending on the nature of the employee on the Consolidated Statement of Operations. Of the total 103,206 RSUs issued during the year ended January 31, 2025, 32,040 were issued to the Board of Directors, and 71,166 were issued to employees of the Company.

Stock Options
The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2024	117,500	$1.48	8.36	$333
Granted	38,806	$7.57
Exercised	(37,500)	$1.48
Expired/forfeited	(15,000)	$1.48
Outstanding – January 31, 2025	103,806	$3.76	8.22	$409
Exercisable – January 31, 2025	0	$—
During the year ended January 31, 2025, 37,500 options at a weighted average exercise price of $1.48 per share were exchanged for approximately 38,000 shares of common stock. The Company received approximately $55 thousand for the exercise of these options, as a portion of the options were cashless exercised.
For the years ended January 31, 2025 and 2024, the Company recognized stock-based compensation related to stock options of an aggregate of approximately $45 thousand and $65 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. As of January 31, 2025, there was unrecognized stock-based compensation related to stock options of approximately $191 thousand.
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
In exchange for a release of any and all claims or rights related to the Purported Options, the Company agreed to issue each Director a payment of approximately $113 thousand and approximately 17 thousand shares of common stock. In connection with the Settlement Agreement and the issuance of the shares, the Company incurred a one-time charge of approximately $900 thousand within selling, general and administrative expense.

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
The Exclusive Term began on January 1, 2009 (the “Effective Date”) and ends on the 50th anniversary of the Effective Date.
Per the Agreement, the Royalty Rate shall be: 6% of net sales up to $500 thousand of net sales for each Agreement year; 4% of Net Sales from $500 thousand up to $2.5 million of Net Sales for each Agreement year; 2% of Net Sales from $2.5 million up to $20 million of Net Sales for each Agreement year; and 1% of Net Sales in excess of $20 million of Net Sales for each Agreement year.
In order to continue the Exclusive term, the Company shall pay a minimum royalty of $125 thousand each year.
The Company incurred approximately $679 thousand, $637 thousand, and $584 thousand of royalty expenses for the years ended January 31, 2025, 2024, and 2023, respectively. Royalty expenses are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
Purchase Commitments
On December 20, 2024 the Company entered into a one year purchase commitment to buy six million eighty thousand pounds of chicken, to be delivered in equal weekly installments at a fixed price. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.
Agreements with Placement Agents and Finders
Spartan Capital, LLC
The Company entered into a fourth Financial Advisory and Investment Banking Agreement with Spartan Capital Securities, LLC (“Spartan”) effective April 1, 2015 (the “Spartan Advisory Agreement”). Pursuant to the Spartan Advisory Agreement, if the Company enters into a change of control transaction during the term of the agreement through October 1, 2022, the Company shall pay to Spartan a fee equal to 3% of the consideration paid or received by the Company and/or its stockholders in such transaction. Based on this agreement with Spartan, during the year ended January 31, 2023, the Company paid Spartan approximately $36 thousand upon the payment for the 24% minority interest in CIF.
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
In consideration for its services in the offering, AGES was entitled to a cash fee equal to 4% of the net dollar amount received by the Company from investors sourced by AGES plus 5-year warrants to buy common stock of the Company at the rate of 1 warrant for every $100 of such net dollar amount. The Company was responsible for payment of all expenses relating to the offering, including, but not limited to costs associated with the registration of any common stock which may be issued upon conversion of the Series B Convertible Preferred Stock. For the year ended January 31, 2023, the Company paid AGES approximately $65 thousand.
Note 11 –Leases
The Company determines if an arrangement contains a lease at inception. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
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
The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. Future obligations relating to the exercise of renewal options are included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised.
Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient under ASC 842 "Leases."
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
During the year ended January 31, 2025, the Company entered into the Fourth Amendment of Lease for its offices at 355 Murray Hill Parkway, East Rutherford, NJ. The amended lease has a termination date of January 31, 2030. The amended lease has monthly rent of approximately $10 thousand to $12 thousand. In accounting for the lease, the Company wrote off its existing right of use asset and lease liability of approximately $124 thousand and recognized a right of use asset of approximately $631 thousand.
During the year ended January 31, 2025, the Company amended and subsequently extended its lease for 25 Branca Road, East Rutherford, NJ twice. The first amended lease had a termination date of August 31, 2024. With the initial amendment of the lease, the Company wrote off approximately $897 thousand of the existing right of use asset and lease liability. On August 21, 2024, the Company amended its lease at 25 Branca Road. The amended lease has monthly rent of approximately $36 thousand until February 28, 2026, with a renewal option to extend the lease until August 31, 2029. The monthly rent during the renewal option ranges from approximately $38 thousand to approximately $42 thousand. As a result of this lease the Company recognized a right of use asset and a lease liability of approximately $615 thousand. In addition, on December 26, 2024, the Company amended the lease again with an effective date of February 1, 2025. This amended lease expanded the space available to the Company, has a monthly rent from approximately $73 thousand to approximately $84 thousand from February 1, 2025 to January 31, 2030, and required an initial direct payment of approximately $200 thousand. On the effective date of the lease, the Company will recognize a right of use asset and lease liability of approximately $4.2 million.
The components of lease costs were as follows (in thousands):

	January 31, 2025	January 31, 2024
Finance Leases
Depreciation of assets	$386	$257
Interest on lease liabilities	115	62
Operating Leases	709	572

Total net lease cost	$1,210	$891

Supplemental balance sheet information related to leases was as follows (in thousands):

	January 31, 2025	January 31, 2024
Operating Leases
Operating lease ROU assets	$3,376	$2,889

Current operating lease liabilities, included in current liabilities	$848	$434
Non-current operating lease liabilities, included in long-term liabilities	2,600	2,515
Total operating lease liabilities	$3,448	$2,949

Finance Leases
Property and equipment at cost	$2,551	$2,187
Accumulated depreciation	(919)	(610)
Property and equipment, net	$1,632	$1,577

Current obligations of finance lease liabilities, included in current liabilities	$345	$367
Finance leases, net of current obligations, included in long-term liabilities	1,199	1,062
Total finance lease liabilities	$1,544	$1,429
Supplemental cash flow and other information related to leases was as follows:

	January 31, 2025	January 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$(1,597)	$340
Financing cash flows from finance leases	397	272

ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$2,119	$-
Finance leases	511	1,270

Weighted average remaining lease term (in years)
Operating leases	5.32	6.57
Finance leases	4.53	4.49

Weighted average discount rate:
Operating leases	6.38%	4.85%
Finance Leases	7.74%	6.74%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2026	$454	$1,468	$1,922
2027	406	1,512	1,918
2028	398	1,591	1,989
2029	302	1,635	1,937
2030	179	1,486	1,665
Thereafter	117	519	636
Total undiscounted future lease payments	1,856	8,211	10,067
Less: imputed interest	(312)	(1,258)	(1,570)
Total present value of future lease liabilities	$1,544	$6,953	$8,497
Note 12 - Income Tax Provision
The Company's income tax provision / (benefit) consists of the following (in thousands):

	January 31, 2025	January 31, 2024
Federal
Current	$764	$1,451
Deferred	192	251
State and Local
Current	(14)	342
Deferred	53	(36)
Income tax provision	$995	$2,008
The Company had U.S. federal net operating loss carryforwards (NOLs) of approximately $0.0 million and $0.0 million at January 31, 2025 and 2024, respectively, available to offset taxable income through 2034. The Company also has state NOLs of approximately $8.0 million and $8.8 million at January 31, 2025 and 2024, respectively, available to offset future taxable income through 2036.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of January 31, 2025 and 2024.
The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry-forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.
If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”

No interest or penalties on unpaid taxes were recorded during the years ended January 31, 2025, 2024 and 2023. As of January 31, 2025, 2024, and 2023, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.
We are subject to taxation in the United States and various states. As of January 31, 2025, tax years for January 31, 2022, 2023, and 2024 are subject to examination by the tax authorities.
The Company’s deferred tax assets and liabilities consisted of the effects of temporary differences attributable to the following (in thousands):

Deferred Tax Assets	Year Ended January 31, 2025	Year Ended January 31, 2024
Net operating loss carryforwards	$16	$24
Stock-based compensation	149	52
Acquisition costs	86	98
Capitalized start-up and organization costs	8	16
Right of use liability	802	722
Inventory	53	47
Bad debt	22	23
Capitalized R&D costs	178	114
Accrued payroll	239	387
Total deferred tax assets	1,553	1,483

Deferred Tax Liabilities
Fixed assets	590	225
Intangibles	(80)	46
Right of use asset	785	709
Total deferred tax liabilities	1,295	980
Net deferred tax asset	$258	$503
The expected tax provision (benefit) based on the statutory rate is reconciled with actual tax provision (benefit) as follows:

	Year Ended January 31, 2025	Year Ended January 31, 2024
US Federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.1	3.3
Adjustments to deferred tax assets	(1.1)	0.4
Non-deductible expenses - restricted stock units - vested	(4.9)	(1.2)
Non-deductible expenses - section 162(m) adjustment	3.5	-
Non-deductible expenses - others	0.2	-
Income tax provision (benefit)	20.8%	23.5%
Note 13 - Segment Information
For the years ended January 31, 2025, 2024, and 2023 the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the years ended January 31, (in thousands):

	For the Years Ended
	January 31, 2025	January 31, 2024	January 31, 2023

Net Sales	$123,328	$103,284	$93,188
Costs of sales	92,795	72,951	73,770
Gross profit	30,533	30,333	19,418
Less: (A)
Research and development	455	414	135
Direct Variable Costs (B)	7,798	7,161	7,741
Other selling, general, and administrative expenses	17,403	13,868	8,719
Total operating expenses	25,656	21,443	16,595
Income from operations	4,877	8,890	2,823
Interest expense	(477)	(549)	(634)
Interest income	218	—	—
Amortization of debt discount	(16)	(22)	(22)
Other income	104	27	3
Income from equity method investment	—	223	143
Income tax provision	(995)	(2,008)	(9)
Segment net income	3,711	6,561	2,304
Reconciliation of profit
Adjustments and reconciling items	—	—	—
Consolidated net income	$3,711	$6,561	$2,304

(A) The significant expense categories and amounts align with the information that is regularly provided to the chief operating decision maker.
(B) This category contains commission expenses, royalty expenses, and freight-related expenses.