Form 10-Q
period 2025-04-30
Mama's Creations, Inc.
filed 2025-06-03
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: April 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 2, 2025, there were 37,610,665 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30, 2025	January 31, 2025
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$12,011	$7,150
Accounts receivable, net	5,805	8,131
Inventories, net	5,287	4,817
Prepaid expenses and other current assets	1,124	1,779
Total Current Assets	24,227	21,877

Property, plant, and equipment, net	9,446	9,387
Intangible assets, net	3,067	3,436
Goodwill	8,633	8,633
Operating lease right of use assets, net	6,788	3,376
Deferred tax asset	469	258
Deposits	95	95
Total Assets	$52,725	$47,062

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$13,526	$12,052
Term loan, net of unamortized debt discount of $19 and $22, respectively	1,533	1,530
Operating lease liabilities	1,085	848
Finance leases payable	321	345
Promissory notes – related parties	2,250	2,250
Total Current Liabilities	18,715	17,025

Term loan – net of current	839	1,342
Operating lease liabilities – net of current	5,612	2,600
Finance leases payable – net of current	1,121	1,199
Total long-term liabilities	7,572	5,141

Total Liabilities	26,287	22,166

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 37,834,000 and 37,826,000 shares issued as of April 30, and January 31, 2025, respectively, 37,604,000 and 37,596,000 shares outstanding as of April 30, and January 31, 2025, respectively	-	-
Additional paid-in capital	25,187	24,882
Retained earnings	1,401	164
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	26,438	24,896
Total Liabilities and Stockholders’ Equity	$52,725	$47,062
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended April 30,
	2025	2024

Net sales	$35,255	$29,838

Costs of sales	26,071	22,375

Gross profit	9,184	7,463

Operating expenses:
Research and development	73	104
Selling, general and administrative expenses	7,533	6,586
Total operating expenses	7,606	6,690

Income from operations	1,578	773

Other income (expenses)
Interest expense	(88)	(127)
Interest income	30	92
Amortization of debt discount	(3)	(6)
Total other expenses	(61)	(41)

Net income before income tax provision	1,517	732

Income tax expense	(280)	(179)

Net income	$1,237	$553

Net income per common share
– basic	$0.03	$0.01
– diluted	$0.03	$0.01

Weighted average common shares outstanding
– basic	37,597	37,259
– diluted	39,378	39,328
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2025 through April 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

Stock based compensation	-	-	-	-	8	-	-	-	305	-	305

Net income	-	-	-	-	-	-	-	-	-	1,237	1,237

Balance, April 30, 2025	-	$-	-	$-	37,834	$-	(230)	$(150)	$25,187	$1,401	$26,438

For the Period from February 1, 2024 through April 30, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581

Stock based compensation	-	-	-	-	-	-	-	-	205	-	205

Stock issued for the exercise of options	-	-	-	-	-	-	-	-	7	-	7

Net income	-	-	-	-	-	-	-	-	-	553	553

Balance, April 30, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,490	$(2,994)	$20,346

See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended April 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,237	$553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	554	292
Amortization of debt discount	3	6
Amortization of right of use assets	293	134
Amortization of intangibles	370	380
Stock-based compensation	305	205
Change in deferred tax asset	(211)	172
Changes in operating assets and liabilities:
Accounts receivable	2,326	(220)
Inventories	(470)	293
Prepaid expenses and other current assets	382	145
Accounts payable and accrued expenses	1,473	1,832
Operating lease liability	(257)	(151)
Net Cash Provided by Operating Activities	6,005	3,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(539)	(1,144)
Net Cash (Used in) Investing Activities	(539)	(1,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(503)	(388)
Repayment of finance lease obligations	(102)	(95)
Proceeds from exercise of stock options	-	7
Net Cash (Used in) Financing Activities	(605)	(476)

Net Increase in Cash	4,861	2,021

Cash and cash equivalents at beginning of period	7,150	11,022

Cash and cash equivalents at end of period	$12,011	$13,043

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$5	$-
Interest	$82	$114

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$-	$169
Right of use asset recognized	$4,156	$873
Write-off of right of use asset	$451	$897
Receipt of fixed assets for deposits previously paid	$74	$-
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements
April 30, 2025
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”, "we', "us" or "our"), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary, MamaMancini’s Inc. (“MamaMancinis”), is a marketer, manufacturer and distributor of beef and turkey meatballs with sauce, grilled, roasted and breaded chicken; sausage and peppers; and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready-to-serve meals, single-size pasta and rice bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as all-natural. The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our Subsidiary T&L Acquisition Corp. ("T&L") is a premier gourmet food manufacturer based in New York. T&L doing business as T&L Creative Salads and Olive Branch, offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments until the Company acquired the remaining interest of CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025) and requires a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's Consolidated Financial Statements in an annual report on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of January 31, 2025 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim unaudited Condensed Consolidated Financial Statements in conjunction with the

Company's audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2025.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among other items, the following: allowance for credit losses, the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other variable considerations that are netted against revenue.
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
Risks and Uncertainties
The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks and the potential risk of business failure.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at April 30, 2025, exceeded insured amounts by approximately $11.0 million. The Company believes it mitigates such risk by having this cash and cash equivalents held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this allowance for credit losses, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The allowance for credit losses was approximately $93 thousand as of April 30, 2025 and January 31, 2025. During the three months ended April 30, 2025 and April 30, 2024, the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of April 30, 2025 and January 31, 2025, the reserve for obsolete inventory was approximately $95 thousand.

Inventories by major category are as follows (in thousands):

	April 30, 2025	January 31, 2025
Raw materials and packaging	$2,501	$1,654
Work in process	469	723
Finished goods	2,317	2,440
Total	$5,287	$4,817
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
The Company reviews the recoverability of property, plant and equipment when circumstances indicate that the carrying value of an asset or asset class may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deterioration in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Expenditures for repairs and maintenance that do not substantially improve or extend the useful life of an asset are expensed as incurred.
Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that an impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value and whether it is necessary to perform goodwill impairment testing.
As of April 30, 2025 and April 30, 2024, there were no impairment losses recognized for goodwill.
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

The carrying values of the Company’s short-term financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these instruments.
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of April 30, 2025 and January 31, 2025 were as follows (in thousands):

	April 30, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,382	$—	$—	$11,382	$6,842	$—	$—	$6,842
Total	$11,382	$—	$—	$11,382	$6,842	$—	$—	$6,842
Research and Development
Research and development is expensed as incurred. Research and development expenses were $73 thousand and $104 thousand for the three months ended April 30, 2025 and April 30, 2024, respectively.
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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of April 30, 2025 and January 31, 2025.

Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	April 30, 2025	April 30, 2024
Gross Sales	$37,504	$30,398
Less: Trade Incentives and Promotions	2,249	560
Net Sales	$35,255	$29,838
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2025 and 2024 (in thousands):

	For the Three Months Ended
	April 30, 2025	April 30, 2024
Northeast	$9,917	$9,567
Southeast	8,508	7,697
Midwest	9,319	6,384
West	9,760	6,750
Total gross sales	$37,504	$30,398
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Advertising expenses for the three months ended April 30, 2025 and April 30, 2024 were $814 thousand and $476 thousand, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock units, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in our Condensed Consolidated Statement of Operations over the requisite service period.
The Company has granted performance awards in the form of Performance Stock Units ("PSUs") to certain executive officers. Each performance stock unit award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and/or certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions and is based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. Forfeitures are recognized when they occur. The Company's performance against the defined goals is re-evaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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
The Company has granted restricted stock units ("RSUs") that entitle the participant to earn shares of common stock so long as they continuously provide service to the Company through a given date. The Company values RSUs by multiplying the underlying shares of common stock by the closing stock price on the date of the grant, and the related expense is recognized ratably over the vesting period of the awards.

Earnings Per Share
Basic net income or loss per share attributable to common stockholders excludes dilution and is computed by dividing net income during the period by the weighted average number of common shares outstanding during the period. Diluted net income or loss per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities is anti-dilutive (i.e., resulting in a higher net income per share or lower net loss per share), they are excluded from the dilutive net income computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury stock method.
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	April 30, 2025	April 30, 2024
Numerator:
Net income	$1,237	$553
Effect of dilutive securities:	—	—

Diluted net income	$1,237	$553

Denominator:
Weighted average common shares outstanding – basic	37,597	37,259
Dilutive securities (a):
Restricted stock	281	351
Performance stock units	1,450	1,650
Options	50	68

Weighted average common shares outstanding and assumed conversion – diluted	39,378	39,328

Basic net income per common share	$0.03	$0.01

Diluted net income per common share	$0.03	$0.01

(a) – Anti-dilutive securities excluded	—	—
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of April 30, 2025 and January 31, 2025, the Company recognized a deferred tax asset of $469 thousand and $258 thousand, respectively, which is included in other long-term assets on the Condensed Consolidated Balance Sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax assets.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard led to enhanced segment reporting disclosures but did not impact the Company's results of operations, cash flows, or financial condition. The Company adopted ASU 2023-07 during the fiscal year ended January 31, 2025. See Note 13, Segment Information in the accompanying notes to the Condensed Consolidated Financial Statements for further detail.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024. This ASU is effective on a prospective basis for the Company in the fiscal year ending January 31, 2026 and will result in additional disclosures being included in the Consolidated Financial Statements for the Company's Form 10-K for the year ended January 31, 2026.
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40): Disaggregation of Income Statement Expenses." Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The new guidance aims to enhance disclosures about a public business entity's expenses by providing more specific information about certain costs and expenses at each interim and annual reporting period, enabling investors to better understand the entity’s overall performance, including its cost structure, and assess potential future cash flows. This guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that this guidance will have on the Consolidated Financial Statements and related disclosures.
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
Note 3 – Property Plant and Equipment, Net:
Property plant and equipment, net, on April 30, 2025 and January 31, 2025 were as follows (in thousands):

	April 30, 2025	January 31, 2025
Machinery and Equipment	$8,568	$7,982
Furniture and Fixtures	242	242
Leasehold Improvements	5,884	5,875
	14,694	14,099
Less: Accumulated Depreciation	5,248	4,712
Total	$9,446	$9,387
Depreciation expense was approximately $554 thousand and $292 thousand for the three months ended April 30, 2025 and April 30, 2024, respectively.

Note 4 – Intangible Assets, Net
Intangible assets, net, consisted of the following at April 30, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(3,351)	$3,067	2.06
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$6,497	$(3,430)	$3,067
Intangible assets, net consisted of the following at January 31, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,982)	$3,436	2.29
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$6,497	$(3,061)	$3,436
Amortization expense was approximately $370 thousand and $380 thousand for the three months ended April 30, 2025 and April 30, 2024, respectively.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2026 (Remaining)	$1,144
2027	1,464
2028	459
Total	$3,067
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	April 30, 2025	January 31, 2025
Trade accounts payable	$9,178	$9,051
Accrued promotions	593	485
Accrued employee compensation	2,127	1,391
Accrued commissions and royalties	1,127	686
Other accrued expenses	252	439
Accrued income taxes	249	—
Total accounts payable and accrued expenses	$13,526	$12,052
Note 6 – Related Party Transactions
Promissory Notes
Upon consummation of the acquisition of the T&L Creative Salads business in December 2021, the Company executed a $3 million promissory note with the sellers, which consist of Anthony Morello, Jr., President of Creative Salads and Olive Branch, as well as individuals related to Mr. Morello. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of both April 30, and January 31, 2025, the outstanding balance under the note was $750 thousand, which was recorded as Promissory notes – related parties in the Company’s Condensed Consolidated

Balance Sheets. Interest expense related to this note was approximately $7 thousand and $13 thousand for the three months ended April 30, 2025 and April 30, 2024, respectively. As of April 30, 2025 and January 31, 2025, accrued interest was approximately $9 thousand and $2 thousand, respectively.
Lease
The Company leases 20,188 square feet in a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Mr. Morello and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and, therefore, excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three months ended April 30, 2025 and April 30, 2024 were approximately $84 thousand and $77 thousand, respectively.
Note 7 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million (the "Credit Agreement"), which is scheduled to mature on November 30, 2027. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of April 30, and January 31, 2025. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. There were no outstanding balances on the line of credit as of April 30, or January 31, 2025. During the three months ended April 30, 2025 and April 30, 2024, the Company incurred no interest on the working capital line.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million, payable in equal monthly principal installments over a 60-month amortization period (the “Acquisition Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The Acquisition Note is scheduled to mature on January 17, 2027. The outstanding balance under the Acquisition Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the Acquisition Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of April 30, 2025, the outstanding balance and unamortized discount of the Acquisition Note were approximately $2.4 million and $19 thousand, respectively. As of January 31, 2025, the outstanding balance and unamortized discount of the Acquisition Note were approximately $2.9 million and $22 thousand, respectively. During the three months ended April 30, 2025 and 2024, the Company incurred interest of approximately $47 thousand, and $86 thousand, respectively.
Note 8 – Concentrations
Revenues
For the three months ended April 30, 2025, two customers accounted for approximately 36% and 27% of gross revenue, respectively. For the three months ended April 30, 2024, one customer accounted for approximately 43% of gross revenue.
Receivables
As of April 30, 2025, two customers represented approximately 16% and 13% of the total gross outstanding receivables, respectively. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively.

Note 9 – Stockholders’ Equity
Restricted Stock Units
RSUs generally vest on a graded basis over three years to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.
The following is a summary of the Company’s RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2025	367,557	$2.85
Granted	94,200	$6.37
Vested	(8,010)	$7.49
Forfeited	(4,167)	$6.00
Outstanding – April 30, 2025	449,580	$3.48
During the three months ended April 30, 2025, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $152 thousand, compared to approximately $114 thousand for the three months ended April 30, 2024. The restricted stock expense was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the related employee's expense on the Condensed Consolidated Statement of Operations. As of April 30, 2025, there was unrecognized stock-based compensation of approximately $1.3 million related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2025	103,806	$3.76	8.22	$409
Granted	-	$-
Exercised	-	$-
Expired/forfeited	-	$-
Outstanding – April 30, 2025	103,806	$3.76	7.97	$333
Exercisable – April 30, 2025	-	$-	0.00	$-
The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
For the three months ended April 30, 2025, the Company recognized stock-based compensation expense related to options of approximately $22 thousand compared to $(1) thousand for the three months ended April 30, 2024. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. During the three months ended April 30, 2024, certain employees and contractors resigned from the Company, which resulted in the reversal of approximately $11 thousand of previously recognized stock-based compensation expense. At April 30, 2025, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $169 thousand.
Performance Stock Units
During the three months ended April 30, 2025, the Company granted to its Chief Executive Officer PSUs with a target payout of 94,200 shares of common stock. The PSU award is eligible to vest and settle into between 50% and 110% of the target shares based on the Company's actual performance against threshold, target, and maximum adjusted EBITDA. The PSUs were valued at approximately $600 thousand during the three months ending April 30, 2025. No outstanding PSUs vested in the three months ended April 30, 2025. During each of the three months ended April 30, 2025 and April 30, 2024, the Company recognized stock-based compensation expense related to PSUs of approximately $130 thousand. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Equity issuances
On May 15, 2024, the Company entered into a Settlement Agreement with directors Steven Burns, Alfred D’Agostino, Dean Janeway and Thomas Toto, relating to certain options purported to have been granted by the Company in 2018 and 2019 (the "Purported Options") under prior management that exceeded the availability under the Company’s equity plan at the time of the purported grants.
In exchange for a release of any and all claims or rights related to the Purported Options, the Company agreed to issue each of the directors a payment of approximately $113 thousand and approximately 17 thousand shares of common stock. In connection with the Settlement Agreement and the issuance of the shares, the Company incurred a one-time charge of approximately $900 thousand within selling, general and administrative expense in the three months ended April 30, 2024.
Note 10 - Commitments and Contingencies
Litigation, Claims and Assessments
From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.
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
The Company incurred approximately $357 thousand of royalty expenses for the three months ended April 30, 2025, compared to $182 thousand for the three months ended April 30, 2024. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Purchase Commitments
On December 20, 2024, the Company entered into a one year purchase commitment to buy six million eighty thousand pounds of chicken, to be delivered in equal weekly installments at a fixed price. Effective March 1, 2025, the Company entered into a six month purchase commitment to buy two million sixteen thousand pounds of beef, to be delivered in equal weekly installments at a fixed price. The Company recognizes liabilities for contingencies and commitments when a loss is deemed to be probable and estimable. No such liability was recognized for these arrangements during the period.
Note 11 –Leases
The Company accounts for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
Effective February 1, 2025, the Company amended and extended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease expands the space available to the Company, has a monthly rent starting at approximately $73 thousand increasing over time to approximately $84 thousand from February 1, 2025 to January 31, 2030, and required an initial direct payment of approximately $200 thousand. On the effective date of the lease amendment, the Company recognized a right of use asset and corresponding lease liability of approximately $4.2 million.

We have operating leases for offices and other facilities used for our operations. We also have finance leases relating primarily to machinery and equipment. Our leases have remaining lease terms of approximately 0.25 years to 6.6 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	April 30, 2025	April 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$257	$151
Financing cash flows from finance leases	102	95
The following table shows the weighted average lease term and weighted average discount rate for our ROU lease assets:

	April 30, 2025	January 31, 2025
Weighted average remaining lease term (in years)
Operating leases	5.08	5.32
Finance leases	4.38	4.53

Weighted average discount rate:
Operating leases	6.37%	6.38%
Finance leases	7.86%	7.74%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2026 remaining	$322	$1,102	$1,424
2027	406	1,512	1,918
2028	398	1,591	1,989
2029	302	1,635	1,937
2030	179	1,486	1,665
Thereafter	117	519	636
Total undiscounted future lease payments	1,724	7,845	9,569
Less: imputed interest	(282)	(1,148)	(1,430)
Total present value of future lease liabilities	$1,442	$6,697	$8,139
Note 12 - Income Tax Provision
The Company’s effective tax rate for the three months ended April 30, 2025 and April 30, 2024 was 18.5% and 24.5%, respectively. Differences from the statutory rate primarily relate to state taxes.
As of April 30, 2025, and January 31, 2025, the net deferred tax asset was approximately $469 thousand and $258 thousand, respectively.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of April 30, 2025 or January 31, 2025.
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
Note 13 - Segment Information
For the three months ended April 30, 2025 and April 30, 2024 the Company was managed as a single operating segment. The Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the three months ended April 30, (in thousands):

	For the Three Ended
	April 30, 2025	April 30, 2024
Net sales	$35,255	$29,838
Costs of sales	26,071	22,375
Gross profit	9,184	7,463
Less: (A)
Research and development	73	104
Direct Variable Costs (B)	2,433	1,853
Other selling, general, and administrative expenses	5,100	4,733
Total operating expenses	7,606	6,690
Income from operations	1,578	773
Interest expense	(88)	(127)
Interest income	30	92
Amortization of debt discount	(3)	(6)
Income tax expense	(280)	(179)
Segment net income	1,237	553
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$1,237	$553

(A) The significant expense categories and amounts align with the information that is regularly provided to the Chief Operating Decision Maker.
(B) This category contains commission expenses, royalty expenses, and freight-related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis should be read in conjunction with our annual report on Form 10-K for the fiscal year ended January 31, 2025, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to such reports.
Overview
Mama’s Creations, Inc. (“Mama’s,” “Mama’s Creations,” the “Company,” "we," "our," or "us") is a leading marketer, manufacturer, and distributor of fresh deli prepared foods, found in over 10,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy-to-prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.

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
•adverse economic conditions or intense competition;
•entry of new competitors and products;
•adverse federal, state and local government regulation (including, but not limited to, the Food and Drug Administration);
•liability related to the consumption of our products;
•supply chain disruptions due to global economic uncertainty, weather, natural disaster, fire, terrorism, pandemic, strikes, or otherwise;
•loss or retirement of key executives, including prior to identifying a successor;
•ability to secure placement of our products in key retail locations;
•maintenance of quality control;
•wage and price inflation; and
• issues related to the enforcement of our intellectual property rights.
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

Results of Operations for the Three Months Ended April 30, 2025 and 2024
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended April 30, 2025 and 2024 (in thousands):

	For the Three Months Ended
	April 30, 2025	April 30, 2024

Net sales	$35,255	$29,838
Costs of sales	$26,071	$22,375
Gross Profit	$9,184	$7,463
Operating Expenses	$7,606	$6,690
Other Expenses, net	$(61)	$(41)
Income Tax Expense	$(280)	$(179)
Net Income	$1,237	$553
For the three months ended April 30, 2025 and 2024, the Company reported net income of approximately $1..2 million and $0.6 million, respectively. The change in net income between the three months ended April 30, 2025 and 2024 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 18% to $35.3 million during the three months ended April 30, 2025, from $29.8 million during the three months ended April 30, 2024. The increase in sales is primarily due to volume gains, which were driven by new products sold into existing customers, and successful trade and marketing promotions, which drove velocity acceleration, and initial entry into new customers.
Costs of sales: Costs of sales increased by approximately 17% to $26.1 million, or 74% of Net Sales, during the three months ended April 30, 2025, from $22.4 million, or 75% of Net Sales, during the three months ended April 30, 2024. The increase in cost of sales is due to higher sales, and higher commodity prices, particularly of chicken, offset by increased operational efficiencies driven by increased labor and procurement efficiency.
Gross Profit Margin: The gross profit margin was 26% and 25% for the three months ended April 30, 2025 and 2024, respectively. The year-over-year improvement was driven by labor and procurement efficiency as well as improved fixed overhead absorption.
Operating Expenses: Operating expenses increased approximately $916 thousand during the three months ended April 30, 2025, as compared to the three months ended April 30, 2024. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $563 thousand mainly related to new executive hires and variable compensation arrangements;
•Commission and royalty expenses increased by approximately $508 thousand due to increased sales;
•Advertising expenses increased by approximately $338 thousand due to new strategies and enhanced distribution of our existing products;
•Freight-related expenses increased by approximately $71 thousand mainly due to increased sales, partially offset by a greater focus on full truckload sales versus less than full truckload sales as well as stronger supplier management of carriers;
•Insurance expense increased by approximately $24 thousand mainly related to increased sales;
•Other operating expenses increased by approximately $56 thousand due to additional travel, IT, and office expenses; and
•Professional fees and director related expenses decreased by approximately $623 thousand primarily due to a one-time legal settlement with certain directors of approximately $900 thousand in the prior year, offset by higher professional fees due to increased corporate activity in the current year.

Other Expenses, net: Other expenses, net increased by approximately $20 thousand to $61 thousand for the three months ended April 30, 2025, as compared to $41 thousand for the three months ended April 30, 2024. The increase is primarily due to lower interest income, offset by a lower interest expense, which is due to a lower debt balance.
Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at April 30, 2025 compared to January 31, 2025 (in thousands):

	April 30, 2025	January 31, 2025	Change
Current Assets	$24,227	$21,877	$2,350
Current Liabilities	18,715	17,025	1,690
Working Capital	$5,512	$4,852	$660
As of April 30, 2025, we had working capital of approximately $5.5 million as compared to working capital of approximately $4.9 million as of January 31, 2025. The increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $4.9 million, and an increase in inventory of approximately $0.5 million, partially offset by an increase in accounts payable and accrued expenses of approximately $1.5 million and a decrease in accounts receivable of approximately $2.3 million.
Long-Term Requirements
As of April 30, 2025, we had no borrowings outstanding under our Credit Agreement and approximately $2.4 million outstanding under our Term Loan Agreement with M&T Bank. The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have a payment of $750 thousand (plus accrued interest) due on December 29, 2025, pursuant to the promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 1. In addition, we have a payment of $1.5 million in common stock due to the sellers of CIF on June 28, 2025. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment leases, as discussed in Item 1. Note 11.
Cash Flows
The following table summarizes the key components of our cash flows for the three months ended April 30, 2025 and 2024 (in thousands);

	For the Three Months Ended April 30,
	2025	2024

Net Cash Provided by Operating Activities	$6,005	$3,641
Net Cash (Used in) Investing Activities	(539)	(1,144)
Net Cash (Used in) Financing Activities	(605)	(476)
Net Increase in cash	4,861	2,021
Cash and cash equivalents, beginning of period	7,150	11,022
Cash and cash equivalents, end of period	$12,011	$13,043
Operating activities
Net cash provided by operating activities for the three months ended April 30, 2025 was approximately $6.0 million, which consisted of (i) net income of approximately $1.2 million, (ii) non-cash expenses of approximately $1.3 million, and (iii) an increase in operating assets and liabilities of approximately $3.5 million.

Net cash provided by operating activities for the three months ended April 30, 2024 was approximately $3.6 million, which consisted of (i) net income of approximately $0.6 million, (ii) non-cash expenses of approximately $1.2 million, and (iii) an increase in operating assets and liabilities of approximately $1.9 million.
Investing activities
Net cash used in investing activities for the three months ended April 30, 2025 was approximately $0.5 million and consisted of purchases of machinery and equipment.
Net cash used in investing activities for the three months ended April 30, 2024 was approximately $1.1 million, and consisted of purchases of machinery and equipment.
Financing activities
Net cash used in financing activities for the three months ended April 30, 2025 was approximately $0.6 million and consisted of approximately $0.5 million of payments on the Term Loan and approximately $0.1 million payments on finance leases.
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
Critical Accounting Estimates and Policies
As of the filing date of this report, there were no significant changes in our critical accounting estimates from those discussed in our annual report on Form 10-K for the most recent completed fiscal year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates related to principal amount of the Acquisition Note and Credit Agreement. The principal amount of the Acquisition Note and Credit Agreement is subject to rates based on the Secured Overnight Financing Rate plus a spread based on leverage. As of April 30, 2025 and January 31, 2025, the outstanding balance of the Acquisition Note was approximately $2.4 million and $2.9 million, respectively. A 1% change in the effective interest rate applied to the Acquisition Note would have resulted in a pre-tax interest expense fluctuation of approximately $23 thousand on an annualized basis. A 1% change in the effective interest rate applied to the Credit Agreement would not have resulted in a pre-tax interest expense fluctuation as there were no borrowings on the agreement.
Commodity Price Risk
We purchase raw materials, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. We believe that substantially all of the raw materials and supplies we purchase are available from alternate sources. We may or may not have the ability to increase our selling prices in response to commodity price increases. A 1.0% increase in commodity prices would negatively impact costs of sales by approximately $193 thousand on an annualized basis.
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
As of April 30, 2025, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Remediation of Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2025, our management identified material weaknesses in our internal control over financial reporting relating to (1) inadequate segregation of duties between the IT and accounting functions, (2) not maintaining adequate support for authorization and approval of certain transactions recorded in the Company’s IT systems, including those obtained through electronic data interface, and (3) inadequate documentation of review procedures, including those associated with level of precision, investigating and resolving outliers, and evaluating the completeness and accuracy of information produced by the entity, including those obtained from certain service organizations which require that complementary user entity controls are suitably designed and operating effectively.
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
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in litigation incidental to the conduct of our business. We are currently not involved in any litigation that we believe could have a material effect on our financial condition or results of operations.
Item 1A. Risk Factors.
There have been no material changes to the risk factors described in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The terms of the Company's Acquisition Note with M&T Bank restricts the issuance of cash dividends.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended April 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended April 30, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condense Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: June 3, 2025	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial Officer)