Form 10-Q
period 2025-07-31
Mama's Creations, Inc.
filed 2025-09-08
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 5, 2025, there were 40,498,628 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31, 2025	January 31, 2025
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$9,384	$7,150
Accounts receivable, net	6,740	8,131
Inventories, net	6,433	4,817
Prepaid expenses and other current assets	881	1,779
Total Current Assets	23,438	21,877

Property, plant, and equipment, net	9,377	9,387
Intangible assets, net	2,685	3,436
Goodwill	8,633	8,633
Operating lease right of use assets, net	6,492	3,376
Deferred tax asset	516	258
Deposits	95	95
Total Assets	$51,236	$47,062

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$11,128	$12,052
Term loan, net of unamortized debt discount of $16 and $22, respectively	1,536	1,530
Operating lease liabilities	1,113	848
Finance leases payable	309	345
Promissory notes – related parties	750	2,250
Total Current Liabilities	14,836	17,025

Term loan – net of current	451	1,342
Operating lease liabilities – net of current	5,321	2,600
Finance leases payable – net of current	1,041	1,199
Total long-term liabilities	6,813	5,141

Total Liabilities	21,649	22,166

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 38,054,000 and 37,826,000 shares issued as of July 31, and January 31, 2025, respectively, 37,824,000 and 37,596,000 shares outstanding as of July 31, and January 31, 2025, respectively	-	-
Additional paid-in capital	27,059	24,882
Retained earnings	2,678	164
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	29,587	24,896
Total Liabilities and Stockholders’ Equity	$51,236	$47,062
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2025	2024	2025	2024

Net sales	$35,203	$28,382	$70,458	$58,220

Costs of sales	26,432	21,503	52,503	43,878

Gross profit	8,771	6,879	17,955	14,342

Operating expenses:
Research and development	55	93	128	197
Selling, general and administrative expenses	7,016	5,174	14,549	11,760
Total operating expenses	7,071	5,267	14,677	11,957

Income from operations	1,700	1,612	3,278	2,385

Other income (expenses)
Interest expense	(77)	(122)	(165)	(249)
Interest income	25	63	55	155
Amortization of debt discount	(3)	(4)	(6)	(10)
Total other expenses	(55)	(63)	(116)	(104)

Net income before income tax provision	1,645	1,549	3,162	2,281

Income tax expense	(368)	(401)	(648)	(580)

Net income	$1,277	$1,148	$2,514	$1,701

Net income per common share
– basic	$0.03	$0.03	$0.07	$0.05
– diluted	$0.03	$0.03	$0.06	$0.04

Weighted average common shares outstanding
– basic	37,687	37,336	37,643	37,298
– diluted	39,744	39,604	39,708	39,535
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2025 through July 31, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

Stock based compensation	-	-	-	-	8	-	-	-	305	-	305

Net income	-	-	-	-	-	-	-	-	-	1,237	1,237

Balance, April 30, 2025	-	$-	-	$-	37,834	$-	(230)	$(150)	$25,187	$1,401	$26,438

Stock based compensation	-	-	-	-	11	-	-	-	335	-	335

Exercise of stock options	-	-	-	-	25	-	-	-	37	-	37

Payment of related party debt	-	-	-	-	184	-	-	-	1,500	-	1,500

Net income	-	-	-	-	-	-	-	-	-	1,277	1,277

Balance, July 31, 2025	-	-	-	-	38,054	-	(230)	(150)	27,059	2,678	29,587

For the Period from February 1, 2024 through July 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581

Stock based compensation	-	-	-	-	-	-	-	-	205	-	205

Stock issued for the exercise of options	-	-	-	-	-	-	-	-	7	-	7

Net income	-	-	-	-	-	-	-	-	-	553	553

Balance, April 30, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,490	$(2,994)	$20,346

Stock based compensation	-	-	-	-	77	-	-	-	316	-	316

Stock issued for the exercise of options	-	-	-	-	30	-	-	-	37	-	37

Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450

Net income	-	-	-	-	-	-	-	-	-	1,148	1,148

Balance, July 31, 2024	-	$-	-	$-	37,663	$-	(230)	$(150)	$24,293	$(1,846)	$22,297

See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,514	$1,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,137	606
Amortization of debt discount	6	10
Amortization of right of use assets	589	270
Amortization of intangibles	751	768
Stock-based compensation	640	521
Change in deferred tax asset	(258)	113
Changes in operating assets and liabilities:
Accounts receivable	1,391	(267)
Inventories	(1,616)	462
Prepaid expenses and other current assets	625	(522)
Accounts payable and accrued expenses	(925)	(2,161)
Operating lease liability	(520)	(267)
Net Cash Provided by Operating Activities	4,334	1,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,053)	(2,740)
Net Cash Used in Investing Activities	(1,053)	(2,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term loan	(891)	(776)
Repayment of related party note	-	(1,200)
Repayment of finance lease obligations	(193)	(196)
Proceeds from exercise of stock options	37	44
Net Cash Used in Financing Activities	(1,047)	(2,128)

Net Increase (Decrease) in Cash	2,234	(3,634)

Cash and cash equivalents at beginning of period	7,150	11,022

Cash and cash equivalents at end of period	$9,384	$7,388

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$659	$871
Interest	$152	$223

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$—	$169
Payment of related party debt	$1,500	$—
Right-of-use asset recognized	$4,156	$873
Write-off of right-of-use asset	$451	$897
Issuance of stock for director settlement	$—	$450
Receipt of fixed assets for deposits previously paid	$74	$533
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2025
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”, "we', "us" or "our"), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary, MamaMancini’s, Inc. (“MamaMancinis”), is a marketer, manufacturer and distributor of meatballs with sauce, grilled, roasted and breaded chicken; sausage and peppers; and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready-to-heat meals, single-portion pasta and rice bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as all-natural. The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our subsidiary T&L Acquisition Corp. ("T&L") is a premier gourmet food manufacturer based in New York. T&L, doing business as, T&L Creative Salads and Olive Branch, offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments until the Company acquired the remaining interest of CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025) and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date. As of June 30, 2025, the Company became obligated to issue 184,286 shares of common stock of the Company valued at approximately $1.5 million in fulfillment of the final payment obligation.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at July 31, 2025, exceeded insured amounts by approximately $8.6 million. The Company believes it mitigates such risk by having this cash and cash equivalents held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this allowance for credit losses, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The allowance for credit losses was approximately $93 thousand as of July 31, 2025 and January 31, 2025. During the three and six months ended July 31, 2025 and July 31, 2024, the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of July 31, 2025 and January 31, 2025, the reserve for obsolete inventory was approximately $95 thousand.

Inventories by major category are as follows (in thousands):

	July 31, 2025	January 31, 2025
Raw materials and packaging	$3,109	$1,654
Work in process	657	723
Finished goods	2,667	2,440
Total	$6,433	$4,817
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
As of July 31, 2025 and July 31, 2024, there were no impairment losses recognized for goodwill.
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of July 31, 2025 and January 31, 2025 were as follows (in thousands):

	July 31, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$9,160	$—	$—	$9,160	$6,842	$—	$—	$6,842
Total	$9,160	$—	$—	$9,160	$6,842	$—	$—	$6,842
Research and Development
Research and development is expensed as incurred. Research and development expenses were $55 thousand and $128 thousand for the three and six months ended July 31, 2025, respectively compared to $93 thousand and $197 thousand for the three and six months ended July 31, 2024, respectively.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Topic 606, Revenue from Contracts with Customers (Topic 606).
The Company’s sales are primarily generated from the sale of finished products to customers. Revenue is recognized when the performance obligation is satisfied, and the promised goods have been transferred. Control transfers when the product is shipped or delivered based upon applicable shipping terms. For each contract, the Company considers the transfer of product to be the performance obligation. Although some payment terms may be extended, generally the Company’s payment terms are approximately 15-30 days. Accordingly, there are no significant financing components to consider when determining the transaction price. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of July 31, 2025 and January 31, 2025.

Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	July 31, 2025	July 31, 2024
Gross Sales	$36,003	$28,704
Less: Trade Incentives and Promotions	800	322
Net Sales	$35,203	$28,382

	For the Six Months Ended
	July 31, 2025	July 31, 2024
Gross Sales	$73,507	$59,102
Less: Trade Incentives and Promotions	3,049	882
Net Sales	$70,458	$58,220
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended July 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	July 31, 2025	July 31, 2024
Northeast	$8,678	$8,690
Southeast	9,197	8,010
Midwest	10,656	5,768
West	7,472	6,236
Total gross sales	$36,003	$28,704

	For the Six Months Ended
	July 31, 2025	July 31, 2024
Northeast	$18,581	$18,257
Southeast	17,706	15,707
Midwest	19,989	12,152
West	17,231	12,986
Total gross sales	$73,507	$59,102
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Advertising expenses were $709 thousand and $1.5 million for the three and six months ended July 31, 2025, respectively, compared to $404 thousand and $817 thousand for the three and six months ended July 31, 2024.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock units, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in our Condensed Consolidated Statement of Operations over the requisite service period.
The Company has granted performance awards in the form of Performance Stock Units ("PSUs") to certain executive officers. Each performance stock unit award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and/or certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions and is based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. Forfeitures are recognized when they occur. The Company's performance against the defined goals is reevaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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
The Company has granted restricted stock units ("RSUs") that entitle the participant to earn shares of common stock as long as they continuously provide service to the Company through a given date. The Company values RSUs by multiplying the underlying shares of common stock by the closing stock price on the date of the grant, and the related expense is recognized ratably over the vesting period of the awards. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	July 31, 2025	July 31, 2024
Numerator:
Net income	$1,277	$1,148
Effect of dilutive securities:	—	—

Diluted net income	1,277	1,148

Denominator:
Weighted average common shares outstanding – basic	37,687	37,336
Dilutive securities (a):
Restricted stock	312	371
Performance stock units	1,690	1,840
Options	55	57

Weighted average common shares outstanding and assumed conversion – diluted	39,744	39,604

Basic net income per common share	$0.03	$0.03

Diluted net income per common share	$0.03	$0.03

(a) – Anti-dilutive securities excluded	—	—

	For the Six Months Ended
	July 31, 2025	July 31, 2024
Numerator:
Net income attributable to common stockholders	$2,514	$1,701
Effect of dilutive securities:	—	—

Diluted net income	2,514	1,701

Denominator:
Weighted average common shares outstanding – basic	37,643	37,298
Dilutive securities (a):
Restricted stock	323	343
Options	52	54
Performance stock awards	1,690	1,840

Weighted average common shares outstanding and assumed conversion – diluted	39,708	39,535

Basic net income per common share	$0.07	$0.05

Diluted net income per common share	$0.06	$0.04

(a) – Anti-dilutive securities excluded	39	-
(a) Option grants of 38,806 were excluded from the earnings per shares calculation for the six months ended July 31, 2025, because the grant date fair value of the options are greater than the average market price of the Company's common stock during the period and inclusion would have been anti-dilutive.
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of July 31, 2025 and January 31, 2025, the Company recognized a deferred tax asset of $516 thousand and $258 thousand, respectively, which is included in other long-term assets on the Condensed Consolidated Balance Sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax assets.
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
Note 3 – Property Plant and Equipment, Net:
Property plant and equipment, net, on July 31, 2025 and January 31, 2025 were as follows (in thousands):

	July 31, 2025	January 31, 2025
Machinery and Equipment	$8,747	$7,982
Furniture and Fixtures	242	242
Leasehold Improvements	6,015	5,875
	15,004	14,099
Less: Accumulated Depreciation	5,627	4,712
Total	$9,377	$9,387
Depreciation expense was approximately $583 thousand and $1,137 thousand for the three and six months ended July 31, 2025, respectively, compared to $314 thousand and $606 thousand for the three and six months ended July 31, 2024, respectively.
Note 4 – Intangible Assets, Net
Intangible assets, net, consisted of the following at July 31, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(3,733)	$2,685	1.81
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$6,497	$(3,812)	$2,685

Intangible assets, net consisted of the following at January 31, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,982)	$3,436	2.29
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$6,497	$(3,061)	$3,436
Amortization expense was approximately $381 thousand and $751 thousand for the three and six months ended July 31, 2025, respectively, compared to $388 thousand and $768 thousand for the three and six months ended July 31, 2024, respectively.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2026 (Remaining)	$762
2027	1,464
2028	459
Total	$2,685
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	July 31, 2025	January 31, 2025
Trade accounts payable	$8,105	$9,051
Accrued promotions	451	485
Accrued employee compensation	1,165	1,391
Accrued commissions and royalties	965	686
Other accrued expenses	369	439
Accrued income taxes	73	—
Total accounts payable and accrued expenses	$11,128	$12,052
Note 6 – Related Party Transactions
Promissory Notes
Upon consummation of the acquisition of the T&L Creative Salads business in December 2021, the Company executed a $3 million promissory note with the sellers, which consist of Anthony Morello, Jr., President of Creative Salads and Olive Branch, as well as individuals related to Mr. Morello. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of both July 31, and January 31, 2025, the outstanding balance under the note was $750 thousand, which was recorded as Promissory notes – related parties in the Company’s Condensed Consolidated Balance Sheets. Interest expense related to this note was approximately $7 thousand and $13 thousand for the three and six months ended July 31, 2025, respectively, compared to $13 thousand and $26 thousand for the three and six months ended July 31, 2024, respectively. As of July 31, 2025 and January 31, 2025, accrued interest was approximately $15 thousand and $2 thousand, respectively.
Lease
The Company leases 20,188 square feet in a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Mr. Morello and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and, therefore, excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three and six months ended July 31, 2025 were approximately $84 thousand and $168 thousand, respectively, compared to $81 thousand and $159 thousand for the three and six months ended July 31, 2024, respectively.
Note 7 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million (the "Credit Agreement"), which is scheduled to mature on November 30, 2027. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of July 31, and January 31, 2025. Advances under the line of credit are limited to eighty percent (80%) of eligible accounts receivable (which is subject to an agreed limitation and is further subject to certain asset concentration provisions) and fifty percent (50%) of eligible inventory (which is subject to an agreed dollar limitation). All advances under the line of credit are due upon maturity. There were no outstanding balances on the line of credit as of July 31, or January 31, 2025. During the three and six months ended July 31, 2025 and July 31, 2024, the Company incurred no interest on the working capital line.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million, payable in equal monthly principal installments over a 60-month amortization period (the “T&L Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The T&L Note is scheduled to mature on January 17, 2027. The outstanding balance under the T&L Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the T&L Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. As of July 31, 2025, the outstanding balance and unamortized discount of the T&L Note was approximately $2.0 million and $16 thousand, respectively. As of January 31, 2025, the outstanding balance and unamortized discount of the T&L Note were approximately $2.9 million and $22 thousand, respectively. During the three and six months ended July 31, 2025 the Company incurred interest of approximately $39 thousand, and $87 thousand, respectively, compared to $80 thousand and $166 thousand for the three and six months ended July 31, 2024, respectively.
Note 8 – Concentrations
Revenues
For the three months ended July 31, 2025, one customer accounted for approximately 53% of gross revenue. For the three months ended July 31, 2024, two customers accounted for approximately 38% and 11% of gross revenue, respectively.
For the six months ended July 31, 2025, two customers accounted for approximately 44% and 17% of gross revenue, respectively. For the six months ended July 31, 2024, one customer accounted for approximately 40% of gross revenue.
Receivables
As of July 31, 2025, two customers represented approximately 25% and 19% of the total gross outstanding receivables, respectively. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively.
Note 9 – Stockholders’ Equity
Restricted Stock Units
RSUs generally vest on a graded basis over three years to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.

The following is a summary of the Company’s RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2025	367,557	$2.85
Granted	236,604	$7.39
Vested	(19,175)	$7.32
Forfeited	(12,386)	$6.86
Outstanding – July 31, 2025	572,600	$4.49
During the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $182 thousand and $334 thousand respectively, compared to approximately $197 thousand and $311 thousand for the three and six months ended July 31, 2024, respectively. The restricted stock expense was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the related employee's expense on the Condensed Consolidated Statement of Operations. As of July 31, 2025, there was unrecognized stock-based compensation of approximately $2.2 million related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2025	103,806	$3.76	8.22	$409
Granted	-	$-
Exercised	(25,000)	$1.48
Expired/forfeited	-	$-
Outstanding – July 31, 2025	78,806	$4.48	7.99	$298
Exercisable – July 31, 2025	7,500	$1.48	6.87	$51
The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
For the three and six months ended July 31, 2025, the Company recognized stock-based compensation expense related to options of approximately $21 thousand and $43 thousand, respectively, compared to approximately $8 thousand and $7 thousand for the three and six months ended July 31, 2024, respectively. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. At July 31, 2025, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $148 thousand.
During the three and six months ended July 31, 2025, there were 25 thousand options exercised at a weighted average exercise price of $1.48 per share resulting in the issuance of 25 thousand shares of common stock. The Company received approximately $37 thousand for the exercise of these options.
Performance Stock Units
During the six months ended July 31, 2025, the Company granted to its Chief Executive Officer PSUs with a target payout of 94,200 shares of common stock. The PSU award is eligible to vest and settle into between 50% and 110% of the target shares based on the Company's actual performance against threshold, target, and maximum adjusted EBITDA. The PSUs were valued at approximately $600 thousand during the three and six months ending July 31, 2025. No outstanding PSUs vested in the three and six months ended July 31, 2025. During each of the three and six months ended July 31, 2025, the

Company recognized stock-based compensation expense related to PSUs of approximately $263 thousand and $130 thousand, respectively, compared to approximately $183 thousand and $91 thousand for the three and six months ended July 31, 2024, respectively. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
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
The Company incurred approximately $126 thousand and $483 thousand of royalty expenses for the three and six months ended July 31, 2025 respectively, compared to $123 thousand and $305 thousand for the three and six months ended July 31, 2024, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
Effective February 1, 2025, the Company amended and extended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease expands the space available to the Company, has a monthly rent starting at approximately $73 thousand increasing over time to approximately $84 thousand from February 1, 2025 to January 31, 2030, and required an initial direct payment of approximately $200 thousand. On the effective date of the lease amendment, the Company recognized a right of use ("ROU") asset and corresponding lease liability of approximately $4.2 million.
We have operating leases for offices and other facilities used for our operations. We also have finance leases relating primarily to machinery and equipment. Our leases have remaining lease terms of approximately 1.9 years to 6.3 years.

Supplemental cash flow and other information related to leases was as follows (in thousands):

	July 31, 2025	July 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$520	$267
Financing cash flows from finance leases	193	196
The following table shows the weighted average lease term and weighted average discount rate for our ROU lease assets:

	July 31, 2025	January 31, 2025
Weighted average remaining lease term (in years)
Operating leases	4.84	5.32
Finance leases	4.20	4.53

Weighted average discount rate:
Operating leases	6.36%	6.38%
Finance leases	7.95%	7.74%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2026 remaining	$203	$735	$938
2027	406	1,512	1,918
2028	398	1,591	1,989
2029	302	1,635	1,937
2030	179	1,486	1,665
Thereafter	117	519	636
Total undiscounted future lease payments	1,605	7,478	9,083
Less: imputed interest	(255)	(1,044)	(1,299)
Total present value of future lease liabilities	$1,350	$6,434	$7,784
Note 12 - Income Tax Provision
The Company’s effective tax rate for the three and six months ended July 31, 2025 was 22.4% and 20.5%, respectively. Differences from the statutory rate primarily relate to state taxes.
As of July 31, 2025, and January 31, 2025, the net deferred tax asset was approximately $516 thousand and $258 thousand, respectively.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of July 31, 2025 or January 31, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA and an estimate of the impact on the Company's Condensed Consolidated financial statements is not yet available.
Note 13 - Segment Information
For the three and six months ended July 31, 2025 and July 31, 2024 the Company was managed as a single operating segment. The Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the three and six months ended July 31, (in thousands):

	For the Three Months Ended
	July 31, 2025	July 31, 2024
Net sales	$35,203	$28,382
Costs of sales	26,432	21,503
Gross profit	8,771	6,879
Less: (a)
Research and development	55	93
Direct Variable Costs (b)	1,992	1,717
Other selling, general, and administrative expenses	5,024	3,457
Total operating expenses	7,071	5,267
Income from operations	1,700	1,612
Interest expense	(77)	(122)
Interest income	25	63
Amortization of debt discount	(3)	(4)
Income tax expense	(368)	(401)
Segment net income	1,277	1,148
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$1,277	$1,148

	For the Six Months Ended
	July 31, 2025	July 31, 2024
Net sales	$70,458	$58,220
Costs of sales	52,503	43,878
Gross profit	17,955	14,342
Less: (a)
Research and development	128	197
Direct Variable Costs (b)	4,425	3,570
Other selling, general, and administrative expenses	10,124	8,190
Total operating expenses	14,677	11,957
Income from operations	3,278	2,385
Interest expense	(165)	(249)
Interest income	55	155
Amortization of debt discount	(6)	(10)
Income tax expense	(648)	(580)
Segment net income	2,514	1,701
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$2,514	$1,701
(a) The significant expense categories and amounts align with the information that is regularly provided to the Chief Operating Decision Maker.
(b) This category contains commission expenses, royalty expenses, and freight-related expenses.
Note 14 - Subsequent Events
On August 28, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with M&T Bank. The A&R Loan Agreement provides the Company with a senior secured credit facility (the “Credit Facility”) consisting of (i) an existing term loan in the outstanding principal amount of approximately $1.9 million (the "Term Loan Facility"), (ii) a $5.5 million revolving credit facility (the “Revolving Loan Facility”), and (iii) a $20 million non-revolving line of credit (the “PA Line”).
The Company made an initial draw on the PA Line on August 28, 2025 in the amount of $19.0 million to finance the Acquisition and related expenses. The PA Line advances are subject to mandatory prepayment equal to 25% of annual Excess Cash Flow (as defined in the A&R Loan Agreement) within 150 days of fiscal year end. The Company may use the proceeds of the Term Loan Facility and Revolving Loan Facility for working capital and general corporate purposes and the remaining proceeds of the PA Line for other permitted acquisitions.
The principal outstanding under the Credit Facility bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the A&R Loan Agreement) with respect to the Company as of the date of any advance under the loans as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage points above the applicable index rate; (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the applicable index rate; and (iii) less than or equal to1.50, 2.25 percentage points above the applicable index rate. The applicable index rate is daily simple SOFR for the Revolving Loan Facility, the Term Loan Facility and, until the permanent loan period, the PA Line. After any advance under the PA Line is converted to an amortizing term loan, the applicable index rate for such advance will be one month term SOFR.
On September 2, 2025, Jubilee Acquisition, Inc., a wholly-owned, subsidiary of the Company completed an acquisition (the “Acquisition”) of substantially all of the assets of Crown I Enterprises Inc. (“Crown I”), a full-service manufacturer of value-added proteins and ready-to-eat meals and a wholly-owned, subsidiary of Sysco Corporation for $17.5 million in cash, subject to certain adjustments (including a customary working capital adjustment).
On September 2, 2025, the Company entered into a securities purchase agreement with the purchasers named therein, for the private placement (the “Private Placement”) of 2,666,667 shares of the Company’s common stock, at a purchase price of $7.50 per share. The Private Placement has closed and resulted in gross proceeds of approximately $20.0 million to the Company before deducting placement agent fees and offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis should be read in conjunction with our annual report on Form 10-K for the fiscal year ended January 31, 2025, the Condensed Consolidated Financial Statements and notes thereto contained in this report, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to such reports.
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
Acquisition of Crown 1 Business
After the end of the period covered by this report, on September 2, 2025, Jubilee Acquisition, Inc., a wholly-owned subsidiary of the Company, completed an acquisition (the "Acquisition") of substantially all of the assets of Crown 1 Enterprises Inc. ("Crown 1"), a full-service manufacturer of value-added proteins and ready-to-eat meals and a wholly-owned subsidiary of Sysco Corporation, for $17.5 million in cash, subject to certain adjustments (including a customary working capital adjustment).
The Acquisition is expected to be accretive, provide supplemental revenue, increase the Company's sales base, and broaden our customer reach. The Acquisition also adds new strategic capabilities, such as a recently upgraded and expanded USDA-certified production facility in Bay Shore, New York, complete with incremental grill capacity on familiar equipment and approximately 200 additional employees.

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
•maintenance of quality control;
•ability to timely realize the expected benefits of recent acquisitions and unanticipated or higher than anticipated integration expenses
•wage and price inflation; and
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

Results of Operations for the Three Months Ended July 31, 2025 and 2024
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended July 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	July 31, 2025	July 31, 2024

Net sales	$35,203	$28,382
Costs of sales	26,432	21,503
Gross Profit	8,771	6,879
Operating Expenses	7,071	5,267
Other Expenses, net	(55)	(63)
Income Tax Expense	(368)	(401)
Net Income	$1,277	$1,148
For the three months ended July 31, 2025 and 2024, the Company reported net income of approximately $1.3 million and $1.1 million, respectively. The change in net income between the three months ended July 31, 2025 and 2024 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 24% to $35.2 million during the three months ended July 31, 2025, from $28.4 million during the three months ended July 31, 2024. The increase in sales is primarily due to volume gains, which were driven by successful trade and marketing promotions, which drove velocity acceleration, as well as the introduction of new products into existing customers and the introduction of new customers.
Costs of sales: Costs of sales increased by approximately 23% to $26.4 million, or 75% of Net Sales, during the three months ended July 31, 2025, from $21.5 million, or 76% of Net Sales, during the three months ended July 31, 2024. The increase in cost of sales is due to higher sales and higher commodity prices, particularly of chicken, offset by increased operational efficiencies driven by increased labor and procurement efficiency.
Gross Profit Margin: The gross profit margin was 25% and 24% for the three months ended July 31, 2025 and 2024, respectively. The year-over-year improvement was driven by labor and procurement efficiency as well as improved fixed overhead absorption.
Operating Expenses: Operating expenses increased approximately $1.8 million during the three months ended July 31, 2025, as compared to the three months ended July 31, 2024. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $1.1 million mainly related to new executive hires and variable compensation arrangements;
•Advertising expenses increased by approximately $305 thousand due to new marketing strategies and enhanced distribution of our existing products;
•Freight-related expenses increased by approximately $206 thousand mainly due to increased sales;
•Professional fees increased by approximately $100 thousand, primarily due to increased corporate development activity in the current year;
•Commission and royalty expenses increased by approximately $89 thousand due to increased sales; and
•Other operating expenses increased by approximately $61 thousand due to additional travel, IT, and office expenses.
Other Expenses, net: Other expenses, net decreased by approximately $8 thousand to $55 thousand for the three months ended July 31, 2025, as compared to $63 thousand for the three months ended July 31, 2024. The decrease is primarily due to lower interest expense, which is due to a lower debt balance.

Results of Operations for the Six Months Ended July 31, 2025 and 2024
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended July 31, 2025 and 2024 (in thousands):

	For the Six Months Ended
	July 31, 2025	July 31, 2024

Net Sales	$70,458	$58,220
Costs of Sales	52,503	43,878
Gross Profit	17,955	14,342
Operating Expenses	14,677	11,957
Other Expenses, net	(116)	(104)
Income Tax Expense	(648)	(580)
Net Income	$2,514	$1,701
For the six months ended July 31, 2025 and 2024, the Company reported net income of approximately $2.5 million and $1.7 million, respectively. The change in net income between the six months ended July 31, 2025 and 2024 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 21% to $70.5 million during the six months ended July 31, 2025, from $58.2 million during the six months ended July 31, 2024. The increase in sales is primarily due to volume gains, which were driven by new products sold into existing customers, and successful trade and marketing promotions, which drove velocity acceleration, and initial entry into new customers.
Costs of sales: Costs of sales increased by approximately 20% to $52.5 million, or 75% of Net Sales, during the six months ended July 31, 2025, from $43.9 million, or 75% of Net Sales, during the six months ended July 31, 2024. The increase in cost of sales is due to higher sales and higher commodity prices, particularly of chicken, offset by increased operational efficiencies driven by increased labor and procurement efficiency.
Gross Profit Margin: The gross profit margin remained consistent at 25% for the six months ended July 31, 2025 and 2024, respectively. The gross profit margin remained consistent due to year-over-year improvement primarily driven by labor and procurement efficiency, as well as improved fixed overhead absorption offset by higher commodity costs and promotional activities.
Operating Expenses: Operating expenses increased approximately $2.7 million during the six months ended July 31, 2025, as compared to the six months ended July 31, 2024. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses inclusive of stock-based compensation increased by approximately $1.6 million mainly related to new executive hires and variable compensation arrangements;
•Advertising expenses increased by approximately $706 thousand due to new marketing strategies and enhanced distribution of our existing products;
•Freight-related expenses increased by approximately $273 thousand mainly due to increased sales;
•Professional fees and director-related expenses decreased by approximately $463 thousand primarily due to the $900 thousand director settlement in the prior year, partially offset by increased corporate development activity in the current year, and
•Commission and royalty expenses increased by approximately $582 thousand due to increased sales.
Other Expenses, net: Other expenses, net increased by approximately $12 thousand to $116 thousand for the six months ended July 31, 2025, as compared to $104 thousand for the six months ended July 31, 2024. The decrease is primarily due to lower interest income.

Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at July 31, 2025 compared to January 31, 2025 (in thousands):

	July 31, 2025	January 31, 2025	Change
Current Assets	$23,438	$21,877	$1,561
Current Liabilities	14,836	17,025	(2,189)
Working Capital	$8,602	$4,852	$3,750
As of July 31, 2025, we had working capital of approximately $8.6 million as compared to working capital of approximately $4.9 million as of January 31, 2025. The increase in working capital is primarily attributable to an increase in cash and cash equivalents of approximately $2.2 million, and an increase in inventory of approximately $1.6 million, partially offset by an decrease in accounts payable and accrued expenses of approximately $0.9 million, a decrease in accounts receivable of approximately $1.4 million, a decrease in related party promissory notes of approximately $1.5 million, and an increase in operating lease liabilities of $265k.
Cash Flows
The following table summarizes the key components of our cash flows for the six months ended July 31, 2025 and 2024 (in thousands);

	For the Six Months Ended July 31,
	2025	2024

Net Cash Provided by Operating Activities	$4,334	$1,234
Net Cash Used in Investing Activities	(1,053)	(2,740)
Net Cash Used in Financing Activities	(1,047)	(2,128)
Net Increase (Decrease) in Cash	2,234	(3,634)
Cash and cash equivalents, beginning of period	7,150	11,022
Cash and cash equivalents, end of period	$9,384	$7,388
Operating activities
Net cash provided by operating activities for the six months ended July 31, 2025 was approximately $4.3 million, which consisted of net income of approximately $2.5 million and non-cash expenses of approximately $2.9 million, partially offset by an increase in operating assets and liabilities of approximately $1.0 million.
Net cash provided by operating activities for the six months ended July 31, 2024 was approximately $1.2 million, which consisted of net income of approximately $1.7 million and non-cash expenses of approximately $2.3 million, partially offset by an increase in operating assets and liabilities of approximately $2.8 million.
Investing activities
Net cash used in investing activities for the six months ended July 31, 2025 was approximately $1.1 million and consisted of purchases of fixed assets.
Net cash used in investing activities for the six months ended July 31, 2024 was approximately $2.7 million, and consisted of purchases of fixed assets.
Financing activities

Net cash used in financing activities for the six months ended July 31, 2025 was approximately $1.0 million and consisted of approximately $0.9 million of payments on the Term Loan and approximately $0.2 million payments on finance leases.
Net cash used in financing activities for the six months ended July 31, 2024 was approximately $2.1 million and consisted of approximately $1.2 million payment on a related party note, $0.8 million of payments on the Term Loan and approximately $0.2 million payments on finance leases.
Credit Facility
As of July 31, 2025, we had no borrowings outstanding under our Credit Agreement and approximately $2.0 million outstanding under our Term Loan Agreement with M&T Bank ("M&T"). The Term Loan Agreement has a maturity date of January 17, 2027. In addition, we have a payment of $750 thousand (plus accrued interest) due on December 29, 2025, pursuant to the promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 1. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment leases, as discussed in Item 1. Note 11.
On August 28, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “A&R Loan Agreement”) with M&T Bank (“M&T”). The A&R Loan Agreement provides the Company with a senior secured credit facility (the “Credit Facility”) consisting of (i) an existing term loan in the outstanding principal amount of approximately $1.9 million, (ii) a $5.5 million revolving credit facility (the “Revolving Loan Facility”), and (iii) a $20.0 million non-revolving line of credit (the “PA Line”).
The Company made an initial draw on the PA Line on August 28, 2025 in the amount of $19.0 million to finance the Acquisition and related expenses. The PA Line advances are subject to mandatory prepayment equal to 25% of annual Excess Cash Flow (as defined in the A&R Loan Agreement) within 150 days of fiscal year end. The Company may use the proceeds of the Term Loan Facility and Revolving Loan Facility for working capital and general corporate purposes and the remaining proceeds of the PA Line for other permitted acquisitions.
The principal outstanding under the Credit Facility bears interest at a variable rate per annum based on the Company's Senior Funded Debt/EBITDA Ratio (as defined in the A&R Loan Agreement) with respect to the Company as of the date of any advance under the loans as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage points above the applicable index rate; (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the applicable index rate; and (iii) less than or equal to1.50, 2.25 percentage points above the applicable index rate. The applicable index rate is daily simple SOFR for the Revolving Loan Facility, the Term Loan Facility and until the permanent loan period, the PA Line. After any advance under the PA Line is converted to an amortizing term loan, the applicable index rate for such advance will be one month term SOFR.
Private Placement of Common Stock
On September 2, 2025, the Company entered into a securities purchase agreement with the purchasers named therein, for the private placement (the “Private Placement”) of 2,666,667 shares of the Company’s common stock, at a purchase price of $7.50 per share. The Private Placement has closed and resulted in gross proceeds of approximately $20.0 million to the Company before deducting placement agent fees and offering expenses.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates related to principal amount of the T&L Note and Credit Agreement. The principal amount of the T&L Note and Credit Agreement is subject to rates based on the Secured Overnight Financing Rate plus a spread based on leverage. As of July 31, 2025 and January 31, 2025, the outstanding balance of the T&L Note was approximately $2.0 million and $2.9 million, respectively. A 1% change in the effective interest rate applied to the T&L Note would have resulted in a pre-tax interest expense fluctuation of approximately $23 thousand on an annualized basis. A 1% change in the effective interest rate applied to the Credit Agreement would not have resulted in a pre-tax interest expense fluctuation as there were no borrowings on the agreement.
Commodity Price Risk
We purchase raw materials, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. We believe that substantially all of the raw materials and supplies we purchase are available from alternate sources. We may or may not have the ability to increase our selling prices in response to commodity price increases. A 1.0% increase in commodity prices would negatively impact costs of sales by approximately $812 thousand on an annualized basis.
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
As of July 31, 2025, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
•enhancement of the documentary support for authorization and approval of transactions recorded in the Company’s IT systems, including those obtained through electronic data interface;
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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors previously described in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2025.
We have broad discretion in the use of the net proceeds from the Private Placement and may not use them effectively.
We cannot specify with certainty the particular uses of the net proceeds we received from the Private Placement. Our management will have broad discretion in the application of the net proceeds. Our management may spend a portion of all of the net proceeds in ways that our stockholders may not desire or that may not yield a favorable return. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations and prospects. Pending their use, we may invest the net proceeds from the Private Placement in a manner that does not produce income or that loses value.
The market price of our common stock may decline as a result of our acquisition of the Crown 1 business.
The market price of our common stock may decline as a result of the Acquisition for a number of reasons if:
•investors react negatively to the prospects of the combined organization’s business;
•the effect of the Acquisition on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts; or
•the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.
We face significant penalties and damages in the event one or more registration statements registering the resale of certain shares of common stock are not available for the sale of such shares.
In connection with the Private Placement, the Company and the purchasers entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file an initial registration statement with the SEC no later than 90 days after the closing date for purposes of registering the resale of the Shares, to use its reasonable best efforts to have such Registration Statement declared effective no later than the 75th calendar day following the filing date of the Registration Statement, and to keep the Registration Statement effective until the date that all registrable securities covered by the Registration Statement (i) have been resold or (ii) may be resold without regard to any volume or manner-of-sale limitations by reason of Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.
In the event any required registration statements is not declared effective timely, is suspended or terminated after effectiveness, or we otherwise fail to meet certain requirements set forth in the Registration Rights Agreement, we could be required to pay significant penalties which could adversely affect our cash flow and cause our common stock to decline in value.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The terms of the Company's T&L Note with M&T Bank restrict the issuance of cash dividends.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans
On June 24, 2024, Adam Michaels, our Chief Executive Officer, entered into a Rule 10b5-1 trading arrangement that is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). The sell-to-cover arrangement applies to restricted stock units (RSUs) that vest based on the passage of time. The arrangement provides for the automatic sale of shares of the Company’s common stock for each settlement date of a covered RSU in an amount necessary to satisfy the applicable withholding obligations. The number of shares that will be sold under this arrangement is not currently determinable, as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of settlement. The duration of this arrangement is until the final vesting date of the applicable RSUs, or earlier termination of employment. On July 17, 2025, Mr. Michaels supplemented the trading arrangement to include up to 120,620 shares of common stock underlying equity compensation awards received after June 24, 2024.
Except as described above, during the three months ended July 31, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description

2.1
Asset Purchase Agreement dated September 2, 2025, by and among Jubilee, Crown I and Sysco Holdings, LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

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
10.1
Amended and Restated Loan and Security Agreement dated August 28, 2025, by and among the Company, Jubilee Acquisition, Inc., Mamamancini’s, Inc., T&L Acquisition Corp and M&T (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.2	Term Note dated August 28, 2025 executed by the Company (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2025).
10.3	Multiple Disbursement Term Note dated August 28, 2025 executed by the Company (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2025).
10.4
Second Amended and Restated Revolving Line Note dated August 28, 2025 executed by the Company and T&L Acquisition Corp. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.5
Form of Securities Purchase Agreement dated September 2, 2025, by and among the Company and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.6
Form of Registration Rights Agreement dated September 2, 2025, by and among the Company and the investors party thereto (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended July 31, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condense Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: September 8, 2025	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)