Form 10-Q
period 2025-10-31
Mama's Creations, Inc.
filed 2025-12-08
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 5, 2025, there were 40,653,333 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	October 31, 2025	January 31, 2025
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$18,068	$7,150
Accounts receivable, net	11,047	8,131
Inventories, net	10,360	4,817
Prepaid expenses and other current assets	1,488	1,779
Total Current Assets	40,963	21,877

Property, plant, and equipment, net	21,061	9,387
Intangible assets, net	3,534	3,436
Goodwill	9,447	8,633
Operating lease right of use assets, net	8,309	3,376
Deferred tax asset	625	258
Deposits	95	95
Total Assets	$84,034	$47,062

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$18,468	$12,052
Term loan, net of unamortized debt discount of $226 and $22, respectively	949	1,530
Operating lease liabilities	1,646	848
Finance leases payable	315	345
Promissory notes – related parties	750	2,250
Total Current Liabilities	22,128	17,025

Term loan – net of current	4,706	1,342
Operating lease liabilities – net of current	6,642	2,600
Finance leases payable – net of current	960	1,199
Total long-term liabilities	12,308	5,141

Total Liabilities	34,436	22,166

Commitments and contingencies (Notes 11 and 12)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 40,880,000 and 37,826,000 shares issued as of October 31, and January 31, 2025, respectively, 40,650,000 and 37,596,000 shares outstanding as of October 31, and January 31, 2025, respectively	-	-
Additional paid-in capital	46,530	24,882
Retained earnings	3,218	164
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	49,598	24,896
Total Liabilities and Stockholders’ Equity	$84,034	$47,062
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2025	2024	2025	2024

Net sales	$47,269	$31,523	$117,727	$89,743

Costs of sales	36,133	24,410	88,636	68,288

Gross profit	11,136	7,113	29,091	21,455

Operating expenses:
Research and development	80	155	208	352
Selling, general and administrative expenses	10,233	6,395	24,782	18,155
Total operating expenses	10,313	6,550	24,990	18,507

Income from operations	823	563	4,101	2,948

Other income (expenses)
Interest expense	(156)	(120)	(321)	(369)
Interest income	79	37	134	192
Amortization of debt discount	(20)	(3)	(26)	(13)
Other income	—	61	—	61
Total other expenses	(97)	(25)	(213)	(129)

Net income before income tax provision	726	538	3,888	2,819

Income tax expense	(186)	(128)	(834)	(708)

Net income	$540	$410	$3,054	$2,111

Net income per common share
– basic	$0.01	$0.01	$0.08	$0.06
– diluted	$0.01	$0.01	$0.08	$0.05

Weighted average common shares outstanding
– basic	39,630	37,522	38,313	37,373
– diluted	41,860	39,442	40,546	39,261
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2025 through October 31, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

Stock based compensation	-	-	-	-	8	-	-	-	305	-	305

Net income	-	-	-	-	-	-	-	-	-	1,237	1,237

Balance, April 30, 2025	-	$-	-	$-	37,834	$-	(230)	$(150)	$25,187	$1,401	$26,438

Stock based compensation	-	-	-	-	11	-	-	-	335	-	335

Exercise of stock options	-	-	-	-	25	-	-	-	37	-	37

Payment of related party debt	-	-	-	-	184	-	-	-	1,500	-	1,500

Net income	-	-	-	-	-	-	-	-	-	1,277	1,277

Balance, July 31, 2025	-	$-	-	$-	38,054	$-	(230)	$(150)	$27,059	$2,678	$29,587

Stock based compensation	-	-	-	-	151	-	-	-	533	-	533

Exercise of stock options	-	-	-	-	8	-	-	-	11	-	11

Net proceeds from issuance of common stock	-	-	-	-	2,667	-	-	-	18,927	-	18,927

Net income	-	-	-	-	-	-	-	-	-	540	540

Balance, October 31, 2025	-	$-	-	$-	40,880	$-	(230)	$(150)	$46,530	$3,218	$49,598

For the Period from February 1, 2024 through October 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, February 1, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581

Stock based compensation	-	-	-	-	-	-	-	-	205	-	205

Stock issued for the exercise of options	-	-	-	-	-	-	-	-	7	-	7

Net income	-	-	-	-	-	-	-	-	-	553	553

Balance, April 30, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,490	$(2,994)	$20,346

Stock based compensation	-	-	-	-	77	-	-	-	316	-	316

Stock issued for the exercise of options	-	-	-	-	30	-	-	-	37	-	37

Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450

Net income	-	-	-	-	-	-	-	-	-	1,148	1,148

Balance, July 31, 2024	-	$-	-	$-	37,663	$-	(230)	$(150)	$24,293	$(1,846)	$22,297

Stock based compensation	-	-	-	-	145	-	-	-	280	-	280

Stock issued for the exercise of options	-	-	-	-	8	-	-	-	11	-	11

Net income	-	-	-	-	-	-	-	-	-	410	410

Balance, October 31, 2024	-	$-	-	$-	37,816	$-	(230)	$(150)	$24,584	$(1,436)	$22,998

See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Nine Months Ended October 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,054	$2,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,099	1,057
Amortization of debt discount	26	13
Amortization of right of use assets	973	(167)
Amortization of intangibles	1,175	1,156
Stock-based compensation	1,173	801
Allowance for obsolete inventory	(124)	-
Change in deferred tax asset	(367)	90
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	809	(708)
Inventories	(4,083)	120
Prepaid expenses and other current assets	55	(491)
Accounts payable and accrued expenses	4,277	1,872
Operating lease liability	(867)	180
Net Cash Provided by Operating Activities	8,200	6,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,247)	(5,022)
Cash paid for acquisition of the business of Crown I Enterprises, Inc., net	(17,500)	-
Net Cash Used in Investing Activities	(18,747)	(5,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(16,011)	(1,274)
Net proceeds from issuance of common stock	18,927	-
Net proceeds from notes payable	18,770	-
Repayment of related party note	-	(1,200)
Repayment of finance lease obligations	(269)	(296)
Proceeds from exercise of stock options	48	55
Net Cash Provided by (Used in) Financing Activities	21,465	(2,715)

Net Increase (Decrease) in Cash	10,918	(1,703)

Cash and cash equivalents at beginning of period	7,150	11,022

Cash and cash equivalents at end of period	$18,068	$9,319

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,083	$947
Interest	$301	$329

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$—	$511
Payment of related party debt	$1,500	$—
Right-of-use asset and lease liability recognized	$6,357	$873
Write-off of right-of-use asset	$451	$897
Issuance of stock for director settlement	$—	$450
Receipt of fixed assets for deposits previously paid	$74	$937
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
October 31, 2025
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company,” "we,' "us" or "our"), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
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
Our subsidiary, T&L Acquisition Corp. ("T&L"), is a premier gourmet food manufacturer based in New York. T&L, doing business as, T&L Creative Salads and Olive Branch, offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
Our subsidiary, Crown 1 Foods, Inc., based in New York, is a full-service food manufacturer, of value-added proteins and premium ready-to-heat meals. Crown focuses on claims-driven protein solutions including distinctive cuts. Crown also is USDA and Safe Quality Food ("SQF") certified and specializes in artisanal vegetable and grain sides and center plate offerings in bulk as well as single-serve solutions.
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
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among other items, the following: allowance for credit losses, the fair value of stock-based compensation, inventory reserves, allocation of the purchase price of the acquisition, impairment of goodwill and intangible assets, and estimates for unrealized returns, discounts, and other variable considerations that are netted against revenue.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at October 31, 2025, exceeded insured amounts by approximately $16.7 million. The Company believes it mitigates such risk by having this cash and cash equivalents held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this allowance for credit losses, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The allowance for credit losses was approximately $97 thousand as of October 31, 2025 and January 31, 2025. During the three and nine months ended October 31, 2025 and October 31, 2024, the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling price less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of October 31, 2025 and January 31, 2025, the reserve for obsolete inventory was approximately $264 thousand and $95 thousand, respectively.
Inventories by major category are as follows (in thousands):

	October 31, 2025	January 31, 2025
Raw materials and packaging	$3,404	$1,654
Work in process	951	723
Finished goods	6,005	2,440
Total	$10,360	$4,817

Property, Plant and Equipment
Property, plant, and equipment are recorded at cost net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.
Asset lives for financial statement reporting of depreciation expense are:

Machinery and equipment	2-15 years
Furniture and fixtures	3-10 years
Leasehold improvements	*
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
Goodwill and Other Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately, if conditions indicate that an impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value is less than the carrying value and whether it is necessary to perform goodwill impairment testing.
As of October 31, 2025 and October 31, 2024, there were no impairment losses recognized for goodwill.
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of October 31, 2025 and January 31, 2025 were as follows (in thousands):

	October 31, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,571	$—	$—	$17,571	$6,842	$—	$—	$6,842
Total	$17,571	$—	$—	$17,571	$6,842	$—	$—	$6,842
Business Combination
The Company applies the provisions of ASC 805, "Business Combinations" in the accounting for acquisitions of businesses. ASC 805 requires the Company to recognizing identifiable assets and liabilities, including intangible assets of acquired businesses, at their fair value at the date of acquisition. The excess of the purchase price consideration over the fair value of identifiable net assets acquired is goodwill. Acquisition-related expenses are expensed as incurred, and the expenses are recorded in operating expenses in the consolidated statements of operations. See Note 3, "Acquisition," for additional information.
Research and Development
Research and development is expensed as incurred. Research and development expenses were $80 thousand and $208 thousand for the three and nine months ended October 31, 2025, respectively compared to $155 thousand and $352 thousand for the three and nine months ended October 31, 2024, respectively.
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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of October 31, 2025 and January 31, 2025.

Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	October 31, 2025	October 31, 2024
Gross Sales	$48,273	$32,333
Less: Trade Incentives and Promotions	1,004	810
Net Sales	$47,269	$31,523

	For the Nine Months Ended
	October 31, 2025	October 31, 2024
Gross Sales	$121,780	$91,435
Less: Trade Incentives and Promotions	4,053	1,692
Net Sales	$117,727	$89,743
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended October 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	October 31, 2025	October 31, 2024
Northeast	$17,922	$8,277
Southeast	10,799	8,763
Midwest	9,874	7,049
West	9,678	8,244
Total gross sales	$48,273	$32,333

	For the Nine Months Ended
	October 31, 2025	October 31, 2024
Northeast	$36,518	$26,534
Southeast	28,504	24,470
Midwest	29,849	19,201
West	26,909	21,230
Total gross sales	$121,780	$91,435
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Advertising expenses were $756 thousand and $2.3 million for the three and nine months ended October 31, 2025, respectively, compared to $663 thousand and $1.5 million for the three and nine months ended October 31, 2024.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock units, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the Condensed Consolidated Statement of Operations over the requisite service period.
The Company has granted performance awards in the form of Performance Stock Units ("PSUs") to certain employees. Each PSU award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and/or certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and/or performance conditions and is based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. Forfeitures are recognized when they occur. The Company's performance against the defined goals is reevaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	October 31, 2025	October 31, 2024
Numerator:
Net income	$540	$410
Effect of dilutive securities:	—	—

Diluted net income	540	410

Denominator:
Weighted average common shares outstanding – basic	39,630	37,522
Dilutive securities (a):
Restricted stock	204	266
Performance stock units	1,990	1,600
Options	36	54

Weighted average common shares outstanding and assumed conversion – diluted	41,860	39,442

Basic net income per common share	$0.01	$0.01

Diluted net income per common share	$0.01	$0.01

(a) – Anti-dilutive securities excluded	—	—

	For the Nine Months Ended
	October 31, 2025	October 31, 2024
Numerator:
Net income attributable to common stockholders	$3,054	$2,111
Effect of dilutive securities:	—	—

Diluted net income	3,054	2,111

Denominator:
Weighted average common shares outstanding – basic	38,313	37,373
Dilutive securities (a):
Restricted stock	214	238
Options	29	50
Performance stock awards	1,990	1,600

Weighted average common shares outstanding and assumed conversion – diluted	40,546	39,261

Basic net income per common share	$0.08	$0.06

Diluted net income per common share	$0.08	$0.05

(a) – Anti-dilutive securities excluded	—	—
Income Taxes
Income taxes are provided in accordance with ASC 740, “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense results from the net change during the period of deferred tax assets and liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of October 31, 2025 and January 31, 2025, the Company recognized a deferred tax asset of $625 thousand and $258 thousand, respectively, which is included in other long-term assets on the Condensed Consolidated Balance Sheets. The Company regularly evaluates the need for a valuation allowance related to the deferred tax assets.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard led to enhanced segment reporting disclosures but did not impact the Company's results of operations, cash flows, or financial condition. The Company adopted ASU 2023-07 during the fiscal year ended January 31, 2025. See Note 13, Segment Information, in the accompanying notes to the Condensed Consolidated Financial Statements for further detail.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-05.
Note 3 – Acquisition:
On September 2, 2025, Crown 1 Foods, Inc. (formerly "Jubilee Acquisition, Inc."), a Nevada corporation and wholly owned direct subsidiary of the Company, acquired substantially all of the assets of Crown I Enterprises, Inc. ("Crown 1"), a full-service manufacturer of value-added proteins and ready-to-heat meals, for $17.5 million, subject to working capital adjustments, cash payment. The acquisition aligns with the Company's long-term plan to become a leading national marketer and manufacturer of fresh deli prepared foods. The results of the business acquired from Crown 1 have been included in the Company's Condensed Consolidated Statements of Operations from the date of the acquisition.
The purchase accounting will be finalized within one year from the acquisition date. The purchase price allocations are preliminary at October 31, 2025 and may be subsequently adjusted to reflect the finalization of appraisals and other valuation studies. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Assets acquired:
Accounts receivable	$3,725
Prepaid expenses and other current assets	37
Inventory	1,336
Property and equipment	12,452
Intangible assets	1,273
Goodwill	814
Total assets acquired	$19,637

Liabilities assumed:
Accrued expenses and other current liabilities	$2,137
Total liabilities assumed	$2,137
Net assets acquired	$17,500

The preliminary valuation of intangible assets consists of approximately $1.3 million of intangible assets representing customer relationships, which is subject to amortization over a useful life of 5 years. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition. Goodwill represents the value of the acquired workforce. For the three and nine months ended October 31, 2025 the Company expensed transaction costs related to the acquisition of $1.0 million and $1.2 million, respectively, which are included in selling, general and administrative expenses in the Company's Condensed Consolidated Statements of Operations. The Company's Condensed Consolidated Statement of Operations includes $10.0 million of revenue and $0.5 million of net income attributable to Crown 1 from the acquisition date through October 31, 2025.
The following table presents the supplemental consolidated results of the Company on an unaudited pro forma basis as if the acquisition of the Crown 1 business had been completed on February 1, 2024 (in thousands). The primary adjustments reflected in the unaudited pro forma information related to (1) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and (2) removal of transaction costs related to the acquisition. Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented, nor is it intended to be a projection.

	Three months ended October 31,		Nine months ended October 31,
	2025	2024	2025	2024
Sales	$51,850	$45,242	$151,531	$130,258
Net Income	$1,571	$623	$3,857	$1,813

Note 4 – Property Plant and Equipment, Net:
Property plant and equipment, net, on October 31, 2025 and January 31, 2025 were as follows (in thousands):

	October 31, 2025	January 31, 2025
Machinery and Equipment	$18,463	$7,982
Furniture and Fixtures	585	242
Leasehold Improvements	8,536	5,875
	27,584	14,099
Less: Accumulated Depreciation	6,523	4,712
Total	$21,061	$9,387
Depreciation expense was approximately $962 thousand and $2.1 million for the three and nine months ended October 31, 2025, respectively, compared to $314 thousand and $1.1 million for the three and nine months ended October 31, 2024, respectively.
Note 5 – Intangible Assets, Net
Intangible assets, net, consisted of the following at October 31, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(4,157)	$3,534	2.70
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$7,770	$(4,236)	$3,534
Intangible assets, net consisted of the following at January 31, 2025 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,982)	$3,436	2.29
Tradename and trademarks	79	(79)	—	0.00
Total intangible assets	$6,497	$(3,061)	$3,436
Amortization expense was approximately $424 thousand and $1.2 million for the three and nine months ended October 31, 2025, respectively, compared to $388 thousand and $1.2 million for the three and nine months ended October 31, 2024, respectively.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2026 (Remaining)	$444
2027	1,719
2028	713
2029	255
2030	255
2031	148
Total	$3,534

Note 6 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	October 31, 2025	January 31, 2025
Trade accounts payable	$11,702	$9,051
Accrued promotions	825	485
Accrued employee compensation	2,865	1,391
Accrued commissions and royalties	1,306	686
Other accrued expenses	1,770	439
Total accounts payable and accrued expenses	$18,468	$12,052
Note 7 – Related Party Transactions
Promissory Notes
Upon consummation of the acquisition of the T&L Creative Salads business in December 2021, the Company executed a $3 million promissory note with the sellers, which consist of Anthony Morello, Jr., President of Creative Salads and Olive Branch, as well as individuals related to Mr. Morello. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of both October 31, and January 31, 2025, the outstanding balance under the note was $750 thousand, which was recorded as Promissory notes – related parties in the Company’s Condensed Consolidated Balance Sheets. Interest expense related to this note was approximately $7 thousand and $20 thousand for the three and nine months ended October 31, 2025, respectively, compared to $14 thousand and $40 thousand for the three and nine months ended October 31, 2024, respectively. As of October 31, 2025 and January 31, 2025, accrued interest was approximately $22 thousand and $2 thousand, respectively.
On June 28, 2023, the Company completed the acquisition of 100% of Chef Inspirational Foods, LLC, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025) and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date. During the nine months ended October 31, 2025, the Company issued 184,286 shares of common stock of the Company valued at approximately $1.5 million in fulfillment of the final payment obligation.
Lease
The Company leases 20,188 square feet in a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Mr. Morello and various individuals related to Mr. Morello. This lease term is through November 30, 2031, with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and, therefore, excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the three and nine months ended October 31, 2025 were approximately $84 thousand and $251 thousand, respectively, compared to $81 thousand and $240 thousand for the three and nine months ended October 31, 2024, respectively.
Note 8 – Loan and Security Agreements
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million. On August 28, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with M&T Bank (described in more detail below), which extended the maturity date to November 28, 2028. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of October 31, and January 31, 2025. All advances under the line of credit are due upon maturity. There were no outstanding balances on the line of credit as of October 31, 2025 or January 31, 2025. During the three and nine months ended October 31, 2025 and October 31, 2024, the Company incurred no interest on the working capital line.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million, payable in equal monthly principal installments over a 60-month amortization period (the “T&L Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The outstanding balance under the T&L Note accrued interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the T&L Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. On September 9, 2025 the Company paid the T&L note in full and as of October 31, 2025, there was no outstanding balance on the T&L Note. As of January 31, 2025, the outstanding balance and unamortized discount of the T&L Note were approximately $2.9 million and $22 thousand, respectively. During the three and nine months ended October 31, 2025, the Company incurred interest of approximately $21 thousand, and $107 thousand, respectively, compared to $72 thousand and $238 thousand for the three and nine months ended October 31, 2024, respectively.
The Credit Agreement also provides the Company with a $20 million non-revolving line of credit (the “PA Line”). The Company made an initial draw on the PA Line on August 28, 2025 in the amount of $19.0 million to finance the Acquisition and related expenses. During the three months ended October 31, 2025, the Company made a repayment of approximately $13.1 million. The $5.9 million remaining balance was converted into a 60-month loan (the "Crown Note"), with a maturity date of October 1, 2030. As of October 31, 2025 the outstanding balance and unamortized discount of the Crown Note were approximately $5.9 million and $226 thousand, respectively. The outstanding balance under the Crown Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the Crown Note) as follows; if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. During the three and nine months ended October 31, 2025, the Company incurred interest expense of approximately $35 thousand, and $35 thousand, respectively.
Note 9 – Concentrations
Revenues
For the three months ended October 31, 2025, one customer accounted for approximately 42% of gross revenue. For the three months ended October 31, 2024, two customers accounted for approximately 43% and 10% of gross revenue, respectively.
For the nine months ended October 31, 2025, two customers accounted for approximately 43% and 13% of gross revenue, respectively. For the nine months ended October 31, 2024, one customer accounted for approximately 41% of gross revenue.
Receivables
As of October 31, 2025, three customers represented approximately 20%, 14%, and 12% of the total gross outstanding receivables, respectively. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively.
Note 10 – Stockholders’ Equity
Restricted Stock Units
RSUs generally vest on a graded basis over three to four years of service. The terms of the RSUs include vesting provisions based solely on continued service.

The following is a summary of the Company’s RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2025	367,557	$2.85
Granted	260,178	$7.67
Vested	(169,820)	$2.72
Forfeited	(12,386)	$6.86
Outstanding – October 31, 2025	445,529	$5.12
During the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $211 thousand and $0.5 million respectively, compared to approximately $136 thousand and $447 thousand for the three and nine months ended October 31, 2024, respectively. The restricted stock expense was recorded to selling, general and administrative expenses or cost of goods sold depending on the nature of the related employee's expense on the Condensed Consolidated Statement of Operations. As of October 31, 2025, there was unrecognized stock-based compensation expense of approximately $1.7 million related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2025	103,806	$3.76	8.22	$409
Granted	-	$-
Exercised	(32,500)	$1.48
Expired/forfeited	-	$-
Outstanding – October 31, 2025	71,306	$4.79	7.86	$413
Exercisable – October 31, 2025	38,806	$7.57	8.90	$117
The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
For the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense related to options of approximately $19 thousand and $62 thousand, respectively, compared to approximately $16 thousand and $23 thousand for the three and nine months ended October 31, 2024, respectively. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. At October 31, 2025, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $129 thousand.
During the nine months ended October 31, 2025, there were approximately 33 thousand options exercised at a weighted average exercise price of $1.48 per share resulting in the issuance of approximately 33 thousand shares of common stock. The Company received approximately $48 thousand for the exercise of these options.
Performance Stock Units
During the nine months ended October 31, 2025, the Company granted to its Chief Executive Officer PSUs with a target payout of 94,200 shares of common stock. The PSU award is eligible to vest and settle into between 50% and 110% of the target shares based on the Company's actual performance against threshold, target, and maximum adjusted EBITDA. The PSUs were valued at approximately $600 thousand. During the nine months ended October 31, 2025, the Company also made grants of PSUs with a range of 0 to 500,000 shares, which will vest on January 31, 2029, dependent on various revenue targets. No outstanding PSUs vested in the three and nine months ended October 31, 2025. During each of the three and nine months ended October 31, 2025, the Company recognized stock-based compensation expense related to PSUs of approximately $292 thousand and $555 thousand, respectively, compared to approximately $183 thousand and $91 thousand for the three and nine months ended October 31, 2024, respectively. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Equity issuances
On September 2, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers named therein (the “Purchasers”) for the private placement (the “Private Placement”) of approximately 2.7 million shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a purchase price of $7.50 per share. The Private Placement resulted in net proceeds of approximately $18.9 million to the Company. The proceeds from the Private Placement were used to pay for expenses related to the acquisition of the Crown 1 business and repayments of approximately 1.6 million and 13.1 million of the T&L Note and Crown Note, respectively.
During the nine months ended October 31, 2025, the Company issued 184,286 shares of common stock of the Company, valued at approximately $1.5 million, in fulfillment of the final payment obligation on the promissory note for the CIF Acquisition.
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
In order to continue exclusivity, the Company must pay a minimum royalty of $125 thousand each year.
The Company incurred approximately $137 thousand and $620 thousand of royalty expenses for the three and nine months ended October 31, 2025, respectively, compared to $143 thousand and $448 thousand for the three and nine months ended October 31, 2024, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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

Note 12 –Leases
The Company accounts for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
Effective February 1, 2025, the Company amended and extended its lease for 25 Branca Road, East Rutherford, NJ. The amended lease expands the space available to the Company, has a monthly rent starting at approximately $73 thousand, increasing over time to approximately $84 thousand, from February 1, 2025 to January 31, 2030, and required an initial direct payment of approximately $200 thousand. On the effective date of the lease amendment, the Company recognized a right-of-use ("ROU") asset and corresponding lease liability of approximately $4.2 million.
As part of the acquisition of the Crown 1 business, the Company entered into two leases in Bayshore, New York for its manufacturing facility. The first lease has a monthly rent of approximately $49 thousand, increasing over time to approximately $52 thousand, maturing in August 2029. The Company recognized an ROU asset and a corresponding lease liability of approximately $2.1 million. The second lease has a monthly rent of approximately $3 thousand, increasing over time to approximately $4 thousand, maturing in September 2027. The Company recognized an ROU asset and a corresponding lease liability of approximately $80 thousand.
We have operating leases for offices and other facilities used for our operations. We also have finance leases relating primarily to machinery and equipment. Our leases have remaining lease terms of approximately 1.7 years to 5.3 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	October 31, 2025	October 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$867	$(180)
Financing cash flows from finance leases	$269	$296
The following table shows the weighted average lease term and weighted average discount rate for the Company's ROU lease assets:

	October 31, 2025	January 31, 2025
Weighted average remaining lease term (in years)
Operating leases	4.39	5.32
Finance leases	3.97	4.53

Weighted average discount rate:
Operating leases	6.42%	6.38%
Finance leases	7.97%	7.74%

Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2026 remaining	$101	$524	$625
2027	406	2,145	2,551
2028	398	2,224	2,622
2029	302	2,252	2,554
2030	179	1,852	2,031
Thereafter	117	519	636
Total undiscounted future lease payments	1,503	9,516	11,019
Less: imputed interest	(228)	(1,228)	(1,456)
Total present value of future lease liabilities	$1,275	$8,288	$9,563
Note 13 - Income Tax Provision
The Company’s effective tax rate for the three and nine months ended October 31, 2025 was 25.6% and 21.5%, respectively. Differences from the statutory rate primarily relate to state taxes.
As of October 31, 2025, and January 31, 2025, the net deferred tax asset was approximately $625 thousand and $258 thousand, respectively.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of October 31, 2025 or January 31, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending key provisions of the 2017 Tax Cuts and Jobs Act including, but not limited to, the restoration of 100% bonus depreciation, the introduction of new Section 174A, permitting immediate expensing of domestic research and experimental expenditures, modifications to Section 163(j) interest expense limitations, and the expansion of Section 162(m) aggregation requirements. The Company is currently assessing the impact of the OBBBA, and an estimate of the impact on the Company's Condensed Consolidated financial statements is not yet available.
Note 14 - Segment Information
For the three and nine months ended October 31, 2025 and October 31, 2024 the Company was managed as a single operating segment. The Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the three and nine months ended October 31, (in thousands):

	For the Three Months Ended
	October 31, 2025	October 31, 2024
Net sales	$47,269	$31,523
Costs of sales	36,133	24,410
Gross profit	11,136	7,113
Less: (a)
Research and development	80	155
Direct Variable Costs (b)	2,974	1,982
Other selling, general, and administrative expenses	7,259	4,413
Total operating expenses	10,313	6,550
Income from operations	823	563
Interest expense	(156)	(120)
Interest income	79	37
Amortization of debt discount	(20)	(3)
Other income	—	61
Income tax expense	(186)	(128)
Segment net income	540	410
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$540	$410

	For the Nine Months Ended
	October 31, 2025	October 31, 2024
Net sales	$117,727	$89,743
Costs of sales	88,636	68,288
Gross profit	29,091	21,455
Less: (a)
Research and development	208	352
Direct Variable Costs (b)	7,399	5,552
Other selling, general, and administrative expenses	17,383	12,603
Total operating expenses	24,990	18,507
Income from operations	4,101	2,948
Interest expense	(321)	(369)
Interest income	134	192
Amortization of debt discount	(26)	(13)
Other income	—	61
Income tax expense	(834)	(708)
Segment net income	3,054	2,111
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$3,054	$2,111
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
On September 2, 2025, Crown 1 Foods, Inc. (formerly "Jubilee Acquisition, Inc."), a Nevada corporation and wholly owned direct subsidiary of the Company, acquired substantially all of the assets of Crown 1, a full-service manufacturer of value-added proteins and ready-to-heat meals, for $17.5 million, subject to working capital adjustments, cash payment.

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
•maintenance of quality control;
•ability to timely realize the expected benefits of recent acquisitions and unanticipated or higher than anticipated integration expenses;
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

Results of Operations for the Three Months Ended October 31, 2025 and 2024
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended October 31, 2025 and 2024 (in thousands):

	For the Three Months Ended
	October 31, 2025	October 31, 2024

Net sales	$47,269	$31,523
Costs of sales	36,133	24,410
Gross Profit	11,136	7,113
Operating Expenses	10,313	6,550
Other Expenses, net	(97)	(25)
Income Tax Expense	(186)	(128)
Net Income	$540	$410
For the three months ended October 31, 2025 and 2024, the Company reported net income of approximately $0.5 million and $0.4 million, respectively. The change in net income between the three months ended October 31, 2025 and 2024 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 50%, to $47.3 million, during the three months ended October 31, 2025, from $31.5 million during the three months ended October 31, 2024. The increase in sales is primarily due to the acquisition of the Crown 1 business, which contributed approximately $10.0 million in net sales, volume gains at our existing customers, driven by successful trade and marketing promotions that drove velocity acceleration, selling in new items to existing customers and the introduction of new customers.
Costs of sales: Costs of sales increased by approximately 48%, to $36.1 million, or 76% of Net Sales, during the three months ended October 31, 2025, from $24.4 million, or 77% of Net Sales, during the three months ended October 31, 2024. The increase in cost of sales is due to higher sales, partially offset by increased operational efficiencies resulting from increased overhead, labor and procurement efficiencies.
Gross Profit Margin: The gross profit margin was 24% and 23% of net sales for the three months ended October 31, 2025 and 2024, respectively. The year-over-year margin rate improvement was driven by overhead, labor and procurement efficiencies.
Operating Expenses: Operating expenses increased approximately $3.8 million during the three months ended October 31, 2025, as compared to the three months ended October 31, 2024. The change in total operating expenses are primarily attributable to the following:
•Professional fees increased by approximately $1.2 million, primarily due to third party fees associated with the acquisition of the Crown 1 business;
•Payroll and Related Expenses, inclusive of stock-based compensation, increased by approximately $1.1 million mainly related to new executive hires and variable compensation arrangements;
•Freight-related expenses increased by approximately $518 thousand mainly due to increased sales;
•Commission and royalty expenses increased by approximately $458 thousand due to increased sales;
•Advertising expenses increased by approximately $93 thousand due to new marketing strategies and enhanced distribution of our existing products; and
•Other operating expenses increased by approximately $285 thousand due to additional travel, IT, and office expenses.
Other Expenses, net: Other expenses, net increased by approximately $72 thousand, to $97 thousand, for the three months ended October 31, 2025, as compared to $25 thousand for the three months ended October 31, 2024. The increase is primarily due to higher interest expense, which is due to a higher debt balance associated with the Crown Note.

Results of Operations for the Nine Months Ended October 31, 2025 and 2024
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the nine months ended October 31, 2025 and 2024 (in thousands):

	For the Nine Months Ended
	October 31, 2025	October 31, 2024

Net Sales	$117,727	$89,743
Costs of Sales	88,636	68,288
Gross Profit	29,091	21,455
Operating Expenses	24,990	18,507
Other Expenses, net	(213)	(129)
Income Tax Expense	(834)	(708)
Net Income	$3,054	$2,111
For the nine months ended October 31, 2025 and 2024, the Company reported net income of approximately $3.1 million and $2.1 million, respectively. The change in net income between the nine months ended October 31, 2025 and 2024 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 31%, to $117.7 million, during the nine months ended October 31, 2025, from $89.7 million during the nine months ended October 31, 2024. The increase in sales is primarily due to volume gains, which were driven by new products sold into existing customers, successful trade and marketing promotions, which drove velocity acceleration, and initial entry into new customers, as well as the acquisition of the Crown 1 business, which contributed approximately $10.0 million in net sales.
Costs of sales: Costs of sales increased by approximately 30%, to $88.6 million, or 75% of Net Sales, during the nine months ended October 31, 2025, from $68.3 million, or 76% of Net Sales, during the nine months ended October 31, 2024. The increase in costs of sales is due to higher sales volume, partially offset by increased operational efficiencies driven by increased overhead, labor, and procurement efficiencies.
Gross Profit Margin: The gross profit margin was 25% and 24% for the nine months ended October 31, 2025 and 2024, respectively. The year-over-year margin rate improvement was driven by overhead, labor and procurement efficiencies, partially offset by increases in commodity costs.
Operating Expenses: Operating expenses increased approximately $6.5 million during the nine months ended October 31, 2025, as compared to the nine months ended October 31, 2024. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses, inclusive of stock-based compensation, increased by approximately $2.7 million, primarily related to new executive hires and variable compensation arrangements;
•Commission and royalty expenses increased by approximately $1.1 million due to increased sales.
•Advertising expenses increased by approximately $799 thousand due to new marketing strategies and enhanced distribution of existing products;
•Freight-related expenses increased by approximately $791 thousand primarily due to increased sales;
•Professional fees and director-related expenses increased by approximately $668 thousand primarily due to expenses associated with the acquisition of the Crown 1 business, partially offset by the absence of the prior year $900 thousand director settlement expense; and
•Other operating expenses increased by approximately $340 thousand due to additional travel, IT, and office expenses.
Other Expenses, net: Other expenses, net increased by approximately $84 thousand, to $213 thousand, for the nine months ended October 31, 2025, as compared to $129 thousand for the nine months ended October 31, 2024. The increase is primarily due to higher interest expense, which is due to a higher debt balance associated with the Crown Note.

Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at October 31, 2025 compared to January 31, 2025 (in thousands):

	October 31, 2025	January 31, 2025	Change
Current Assets	$40,963	$21,877	$19,086
Current Liabilities	22,128	17,025	5,103
Working Capital	$18,835	$4,852	$13,983
As of October 31, 2025, we had working capital of approximately $18.8 million as compared to working capital of approximately $4.9 million as of January 31, 2025. The increase in working capital is primarily attributable to an increase of cash and cash equivalents of approximately $10.9 million, an increase in inventory of approximately $5.5 million, an increase in accounts receivable of approximately $2.9 million, and a decrease in related party promissory notes of $1.5 million, partially offset by an increase in accounts payable and accrued expenses of approximately $6.4 million and an increase in operating lease liabilities of approximately $798 thousand.
Cash Flows
The following table summarizes the key components of our cash flows for the nine months ended October 31, 2025 and 2024 (in thousands);

	For the Nine Months Ended October 31,
	2025	2024

Net Cash Provided by Operating Activities	$8,200	$6,034
Net Cash Used in Investing Activities	(18,747)	(5,022)
Net Cash Provided by (Used in) Financing Activities	21,465	(2,715)
Net Increase (Decrease) in Cash	10,918	(1,703)
Cash and cash equivalents, beginning of period	7,150	11,022
Cash and cash equivalents, end of period	$18,068	$9,319
Operating activities
Net cash provided by operating activities for the nine months ended October 31, 2025 was approximately $8.2 million, which consisted of net income of approximately $3.1 million and non-cash expenses of approximately $5.0 million, partially offset by an increase in operating assets and liabilities of approximately $0.2 million.
Net cash provided by operating activities for the nine months ended October 31, 2024 was approximately $6.0 million, which consisted of net income of approximately $2.1 million and non-cash expenses of approximately $3.0 million, partially offset by an increase in operating assets and liabilities of approximately $1.0 million.
Investing activities
Net cash used in investing activities for the nine months ended October 31, 2025 was approximately $18.7 million and consisted of the purchase of Crown 1 and other purchases of fixed assets.
Net cash used in investing activities for the nine months ended October 31, 2024 was approximately $5.0 million, and consisted of purchases of fixed assets.
Financing activities

Net cash provided by financing activities for the nine months ended October 31, 2025 was approximately $21.5 million and consisted of net proceeds from the sale of common stock of approximately $18.9 million and proceeds from the Crown Note of approximately $18.8 million, partially offset by approximately $16.0 million of payments on the Term Loan and approximately $0.3 million payments on finance leases.
Net cash used in financing activities for the nine months ended October 31, 2024 was approximately $2.7 million and consisted of approximately $1.2 million payment on a related party note, $1.3 million of payments on the Term Loan and approximately $0.3 million payments on finance leases.
Credit Facility
As of October 31, 2025, we had no borrowings outstanding under our Credit Agreement and approximately $5.9 million outstanding under our Term Loan Agreement with M&T Bank ("M&T"). The Term Loan Agreement has a maturity date of October 1, 2030. In addition, we have a payment of $750 thousand (plus accrued interest) due on December 29, 2025, pursuant to the promissory notes issued to the sellers of T&L and Olive Branch, as discussed in Item 1, Note 1. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment leases, as discussed in Item 1. Note 11.
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
Critical Accounting Estimates and Policies
Other than as set forth below, there have been no material changes to the critical accounting estimates previously described in our Form 10-K for the fiscal year ended January 31, 2025.
The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts. Acquisition costs are expensed as incurred and recorded in selling, general and administrative expenses in the consolidated statements of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk for changes in interest rates related to principal amount of the T&L Note and Credit Agreement. The principal amount of the Crown Note and Credit Agreement is subject to rates based on the Secured Overnight Financing Rate plus a spread based on leverage. As of October 31, 2025 and January 31, 2025, the outstanding balance of the T&L Note was approximately $0 and $2.9 million, respectively. As of October 31, 2025 and January 31, 2025, the outstanding balance of the Crown Note was approximately $5.9 million and $0, respectively. A 1% change in the effective interest rate applied to the T&L Note would have resulted in a pre-tax interest expense fluctuation of approximately $59 thousand on an annualized basis. A 1% change in the effective interest rate applied to the Credit Agreement would not have resulted in a pre-tax interest expense fluctuation as there were no borrowings on the agreement.
Commodity Price Risk
We purchase raw materials, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, trade policy, and other factors. To manage this risk in part, we enter into fixed-price purchase commitments for certain commodities. We believe that substantially all of the raw materials and supplies we purchase are available from alternate sources. We may or may not have the ability to increase our selling prices in response to commodity price increases. A 1.0% increase in commodity prices would negatively impact costs of sales by approximately $945 thousand on an annualized basis.
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
As of October 31, 2025, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On September 19, 2025, the Company completed the issuance of an aggregate of 184,286 shares of common stock of the Company, valued at approximately $1.5 million, in fulfillment of the final payment obligation on the promissory note for the CIF Acquisition. The issuance of these shares was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof because the issuance of the securities did not involve a public offering.

Dividends

The terms of the Company's Crown Note with M&T Bank restrict the issuance of cash dividends.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended October 31, 2025, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.7*	Form of Indemnification Agreement by and between Mama’s Creations, Inc. and its directors
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended October 31, 2025, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condense Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: December 8, 2025	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)