Form 10-K
period 2026-01-31
Mama's Creations, Inc.
filed 2026-04-14
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended January 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging Growth Company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2025, based on a closing price of $8.26 was approximately $312,426,240.
As of April 14, 2026, there were 40,657,000 shares of the registrant's common stock outstanding.
Documents Incorporated by Reference: The information called for by Part III will be incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be filed pursuant to Regulation 14A or will be included in an amendment to this Form 10-K.

FORWARD LOOKING STATEMENTS
Certain matters contained in this filing with the United States Securities and Exchange Commission (“SEC”) may contain forward-looking statements and are being made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.
PART I
Item 1. Business.
Our Company
Mama’s Creations, Inc. (together with its subsidiaries, the "Company") is a leading marketer and manufacturer of fresh deli-prepared foods, found in over 12,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy-to-prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
MamaMancini’s roots go back to our founder, Dan Dougherty, whose grandmother Anna “Mama” Mancini emigrated from Bari, Italy to Bay Ridge, Brooklyn in 1921. Our products were developed using her old-world Italian recipes that were handed down to her grandson, Dan Dougherty. Over time, we have expanded our core product lines through acquisitions and internal development and today our product line includes all-natural specialty prepared refrigerated foods for sale in retailers around the country. Our primary products include chicken, beef and turkey meatballs, meat loaf, sausage-related products, and pasta and rice entrees.
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

Our History
MamaMancini's LLC commenced operations in 2010 and became our primary business pursuant to a merger transaction in 2013, at which time we adopted the name "MamaMancini's Holdings, Inc.," and our common stock began trading under the symbol "MMMB."
In 2021, the Company acquired T&L and Olive Branch, for a combined purchase price of $14 million, including $11 million in cash at closing and $3 million in a promissory note. The promissory note required annual principal payments of $750,000 payable on each anniversary of the closing, together with accrued interest at a rate of 3.5% per annum. We satisfied our final payment obligation under the note in January 31, 2026, and as of January 31, 2026, there was no outstanding balance under this note.
In 2022, the Company acquired a minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. One year later, the Company acquired the remainder of CIF, for $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note. Pursuant to the note, we paid $1.2 million during the fiscal year ended January 31, 2025 and satisfied the remainder of our payment obligations by issuing 184,286 shares of common stock valued at approximately $1.5 million during the fiscal year ended January 31, 2026. As of January 31, 2026, there was no outstanding balance under this note.
Reflecting the evolution of the Company from its origins as a home-style, old world Italian food company to a broader provider of products featuring all-natural specialty prepared refrigerated foods for sale in retailers around the country, in 2023, the Company adopted its current name “Mama’s Creations, Inc.,” and our common stock began trading under the ticker symbol "MAMA."
On September 2, 2025, Crown 1 Foods, Inc., a Nevada corporation and wholly owned subsidiary of the Company, acquired substantially all of the assets of Crown I Enterprises, Inc. for a cash payment of approximately $17.3 million (the "Crown 1 Business"). This business is a Safe Quality Food ("SQF") and USDA certified full-service food manufacturer of value-added proteins and premium ready-to-heat meals, focused on claims-driven protein solutions and distinctive cuts.
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
Our Growth Strategy
We are actively executing a strategy to build our brand’s reputation, grow sales and improve our product and operating margins by pursuing the following growth initiatives:
•Build Breadth & Depth of Distribution: We believe our brands, MamaMancini’s, T&L Creative Salads and Olive Branch, are still under-penetrated in existing sales channels, under-Stock Keeping Units ("SKUs") in existing stores and have the potential to enter new channels. We will leverage our strong brand, superior quality and high-touch service to list more of our items in existing customers as well as enter new customers. In addition, we will be leveraging our existing customer relationships to cross-sell our newly acquired brands, thereby driving larger consumer baskets, expanding promotional opportunities, and driving down freight charges, as we are shipping more Mama’s items to the same locations.
•Launch Consumer-Driven Innovation: As we become even more consumer-focused, we seek to understand consumers’ unmet deli needs. We will passionately understand our consumers and develop incremental sales opportunities. We will seek to develop products that capture incremental occasions, consumer groups and sales channels. For example, our retail-pack paninis, provide (1) for a “new for us” snacking occasion incremental to our current meal offerings, (2) an attraction to a younger, on-the-go consumer audience, and (3) for an incremental sales channel with entry into the Convenience Store channel.
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
Pricing
Our pricing strategy focuses on being competitively priced with other premium brands. Since our products are positioned in the authentic premium prepared food category, we maintain prices competitive with those of similar products and prices slightly higher than those in the commodity prepared foods section. This pricing strategy also provides greater long-term flexibility as we grow our product line through the growth curve. Recent retail prices have ranged from $7.99 to $9.99 for prepared food products sold to delis or hot bars. Increases in commodity costs, among other factors, may lead us to consider price increases in the future.
Suppliers/Manufacturers
As of January 31, 2026, almost all of our products were internally produced in our facilities. None of our raw materials or ingredients are directly grown or produced by us. From time-to-time we negotiate with other manufacturers to supplement the Company’s manufacturing capability. We currently purchase modest quantities from other manufacturers. Substantially all of the raw materials and ingredients in our products are domestically sourced and are readily available by our suppliers. We have not experienced any material shortages of ingredients or other products necessary to our operations and do not anticipate such shortages in the foreseeable future.
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
Competition
The deli-prepared food industry is highly competitive, with a wide range of local and national competitors. Some of these competitors pursue different strategic objectives or investment priorities, which results in different pricing and promotional practices. Our competitive position is driven by the quality of our products, the breadth of our product offerings, and the ability to serve customers to meet the needs of individual stores. We continue to invest in process improvements and product innovation to support long‑term growth, new product development, and differentiation.
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
Human Capital
As of January 31, 2026, we had 581 full-time employees and one part-time employee, none of whom were covered by collective bargaining agreements. We believe that our relations with our employees are good. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through grants of equity-based compensation awards in order to emphasize increasing stockholder value and our success by motivating such individuals to perform to the best of their abilities and achieve our objectives.
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
USDA Approval/Regulations
Our food products, which are manufactured both in our own manufacturing facilities and in third-party facilities, are subject to various federal, state and local regulations and inspections regarding sanitation, quality, packaging and labeling. In order to distribute and sell our products outside the State of New Jersey and the State of New York, the third-party food processing facilities must meet the standards promulgated by the USDA. Our manufacturing processing facilities and products are subject to periodic inspection by federal, state, and local authorities. The facilities in which our products are manufactured are inspected regularly and comply with all the requirements of the Food and Drug Administration (the "FDA") and USDA.
We are subject to the Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA as well as related legislation, including the Food Safety Modernization Act. This comprehensive regulatory program governs, among other things, the manufacturing, composition, ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or GMPs, and specifies the recipes for certain foods. Specifically, the USDA defines “all-natural” as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed. Many of our Mama Mancini’s products were submitted to the USDA and approved as “all-natural.” However, should the USDA change its definition of “all-natural” at some point in the future, or should Mama’s change these existing recipes to include ingredients that do not meet the USDA’s definition of “all-natural,” we may need to modify our labeling and our results of operations could be adversely affected.
The Federal Trade Commission (the "FTC") and other authorities regulate how we market and advertise our products, and we are currently in compliance with all regulations related thereto, although we could be the target of claims relating to alleged false or deceptive advertising under federal and state laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.
Quality Assurance
We take precautions designed to ensure the quality and safety of our products. In addition to routine third-party inspections of our manufacturing facilities, we have instituted regular audits to address topics such as allergen control, ingredient, packaging, product specifications, and sanitation. Under the FDA Food Modernization Act, both our own manufacturing facilities and each of our contract manufacturers are required to have a hazard analysis critical control points plan that identifies critical pathways for contaminants and mandates control measures that must be used to prevent, eliminate or reduce relevant food-borne hazards.
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
Where You Can Find More Information
Our website address is https://mamascreations.com, where we make available, free of charge, our reports on Forms 10-K, 10-Q and 8-K, including any amendments to these reports, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. These filings are also available to the public at www.sec.gov.
Item 1A. Risk Factors
There are risks associated with an investment in our securities. The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-

K. Any of these risk factors could lead to material adverse effects on our business, operating results and financial condition. These risk factors reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. Additional risks and uncertainties not currently known to us or that we currently do not view as material may also become materially adverse to our business in future periods or if circumstances change. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.
Risks Related to our Business
The need for and effect of product recalls could have a material adverse impact on our business.
We could be required, and in some instances have in the past been required, to recall certain products due to labeling, contamination, damage, or tampering, whether caused by us or someone in our supply chain. A widespread recall or market withdrawal could result in significant losses due to the cost of a recall or withdrawal, the destruction of inventory, potential liability claims, and lost sales. The costs associated with recalls could be impacted by issues encountered in tracing products within our facilities or in the supply chain. In addition, a product recall or withdrawal could also result in adverse publicity and a loss of confidence in our products, which could have a material impact on our business.
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
The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries or illness may result from inadvertent mislabeling, tampering, or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may have a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims may be asserted against us. If the consumption of any of our products causes, or is alleged to have caused, a health-related illness, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential distributors, retailers and consumers and our corporate image and brand equity. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or market withdrawal could have a material adverse effect on our business, reputation and operating results.
Our operations are subject to regulation by the U.S. Food and Drug Administration (“FDA”), USDA, FTC and other governmental entities and such regulations are subject to change from time to time, which could impact how we manage our production and sale of products. Federal budget cuts could result in furloughs for government employees, including inspectors and reviewers for our suppliers' plants and products, which could materially impact our ability to manufacture regulated products.
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
Supply chain disruptions, including supplier instability and single-source dependence, could impair our ability to manufacture and deliver products.
Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or brokers, or any other reasons could impair our ability to manufacture or sell our products. To the extent that we are unable to or cannot financially mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, our business and results of operations may be materially adversely affected, and additional resources could be required to restore our supply chain.
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
Because we depend on a limited number of customers for a significant portion of our sales, a loss of a small number of these customers could materially adversely affect our business and financial condition. During the year ended January 31, 2026, the Company earned revenues from two customers representing approximately 38% and 17% of gross sales, respectively. As of January 31, 2026, two customers represented approximately 35% and 12% of total gross outstanding receivables, respectively. During the year ended January 31, 2025, the Company earned revenues from one customer representing approximately 44% of gross sales. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables. During the year ended January 31, 2024 three customers represented approximately 26%, 11%, and 10% of gross sales, respectively. If these principal customers cease ordering products from us, our business could be materially adversely affected. The consolidation of the retail industry, growth of large-format retailers and e-commerce platforms, shrinking retail footprints, and increased store closures have intensified our reliance on a limited number of retailers for the distribution of our packaged food products. Many of these retailers, including major grocery chains, discounters, and online marketplaces, possess significant bargaining power and leverage in negotiations. As a result, these retailers may demand lower prices, increased promotional allowances, or other terms that are less favorable to us. Additionally, changes in their store formats, inventory practices, or shelf space allocation could negatively impact the visibility and sales of our products. If we are unable to maintain strong relationships with these key retailers or if their bargaining power continues to increase, our sales, margins, and overall financial results could be materially and adversely affected
Competitive product and pricing pressures in the food industry and the financial condition of customers and suppliers could adversely affect our ability to gain or maintain market share and/or profitability.
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
If we cannot raise additional capital when needed, we may need to significantly reduce operations or delay growth plans, which would adversely affect our business.
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
We offer a variety of sales and promotion incentives to our customers and to consumers, such as price discounts, consumer coupons, volume rebates, cooperative marketing programs, slotting fees, and in-store displays. Our net sales may periodically be influenced by the introduction and discontinuation of sales and promotion incentives. Reductions in overall sales and promotion incentives could impact our net sales and affect our results of operations in any particular fiscal quarter.
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
Failure to maintain quality control as we expand could result in non-compliant products and harm our reputation.
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
Product liability or legal claims could result in significant costs and damage to our reputation.
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
Damage or disruption at a warehouse could significantly impact our ability to fulfill orders and harm our results.
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
Damage to our reputation can adversely impact our business.
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
Political instability, government shutdowns, or regulatory changes may disrupt our operations and increase costs.
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
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities may impact our financial performance.
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
Challenges identifying, completing, or integrating acquisitions could hinder our growth and profitability.
We periodically pursue acquisitions of businesses assets as part of our strategy to expand our operations and enhance profitability. This strategy focuses on identifying companies with manufacturing capabilities or product portfolios that complement our existing operations. Although we routinely evaluate potential acquisition opportunities, there is no assurance that we will identify suitable targets, reach agreements on acceptable terms, or successfully integrate any acquisitions we complete.

Our acquisition strategy involves significant risks and uncertainties. Competitive dynamics may increase purchase prices or limit our ability to complete transactions. We may lack the financial resources required for future acquisitions, or we may inaccurately assess a target’s value or fail to identify certain risks and liabilities. Acquisitions can also divert management’s attention from ongoing operations, place additional demands on our personnel, increase our leverage or dilute existing stockholders.
Even when acquisitions are completed, integration efforts may present substantial challenges. These may include the inability to achieve anticipated financial or operational objectives, increased pressure on our personnel and systems, the need to modify or expand internal processes and workforce, and the impact of amortizing acquired intangible assets, which will reduce future reported earnings. Integration activities may also temporarily affect cash flows or operating results, and create risks related to retaining key employees of the acquired business. Failure to effectively manage these risks could adversely affect our business.
Failure to maintain effective internal controls could result in inaccurate reporting, regulatory penalties, and loss of investor confidence.
During the course of testing our disclosure controls and procedures and internal control over financial reporting, we may identify and disclose material weaknesses in internal control over financial reporting that will have to be remediated. Implementing any appropriate changes to our internal control may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.
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
Our shares of common stock have traded on the Nasdaq Capital Market from July 2021 to the present date. Historically there has been limited daily volume of trading in our common stock, which has limited the overall and perceived liquidity of our common stock on that market.
A more active trading market for our shares may not be sustained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and, if an active market for our common stock does not develop, it may be difficult to sell shares without depressing the market price for the shares, or at all. In addition, in the event that an active trading market does not develop, the price of our common stock may not be a reliable indicator of the fair value of our common stock.
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
In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 270 million shares of capital stock, consisting of 20 million shares of preferred stock and 250 million shares of common stock.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital-raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital-raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.
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
The declaration, payment, and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.
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
We may identify material weaknesses or significant deficiencies in internal control over financial reporting that will have to be remediated. Implementing any changes to our internal control may require specific compliance training of our employees and officers, involve significant costs, and/or take significant time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable and increase our operating costs.
Item 1B. Unresolved Staff Comments.
None
Item 1C. Cybersecurity.
Management and Strategy
The Company maintains a robust cybersecurity infrastructure to safeguard our operations, networks, third party hosted services, and data through internal management and external service providers. Our security program extends far beyond traditional controls, and includes:
•A multi-tiered system designed to protect the company;
•Mandatory training and proactive phishing tests;
•Continuous risk‑reduction measures addressing behavioral factors and emerging and developing threats; and
•Continuous risk assessments by individuals and third parties to ensure alignment with the Company’s standards.
Management and Governance
Our cybersecurity risk management and strategy processes are led by our Chief Financial Officer and Senior Director, IT Strategy. The Senior Director, IT Strategy, is responsible for the design, implementation, and ongoing operation of the Company’s cybersecurity systems and controls. The Senior Director has over fifteen years of experience in various roles involving managing information systems and security, developing information security strategies, and implementing effective information and cybersecurity programs.
The Information Technology Department, with the assistance of various third-party consultants, identify and assess cybersecurity risks by monitoring our IT environment and various industry publications.
Our assessment of material risks from cybersecurity threats are integrated into our risk management process. The Senior Director and Chief Financial Officer routinely discuss trends and the Company’s responses and reports to the Audit Committee of our Board of Directors on a quarterly basis. Material cybersecurity incidents are required to be reported to the Board of Directors as soon as practical after the incident is discovered.
Impacts of Risks and Threats
As of the date of this Report, the Company is not aware of any cybersecurity incidents that have had a material impact or likely to have a material impact on the Company, its business strategy, results of operations, or financial condition. No assurance can be given that future cybersecurity events will not result in a material impact on the Company, nor can the Company confirm that an undetected cybersecurity threat or incident is not currently present with the potential to cause such an effect.

Item 2. Properties.
The following table lists property locations that were material to our business as of January 31, 2026:

Location	Uses of Facility	Approximate Square Footage	Lease Expiration Date
East Rutherford, NJ (headquarters)	Manufacturing, primarily Mama Mancini's products	43,000	February 2030(a)
Farmingdale, NY	Manufacturing, primarily T&L Creative Salads and Olive Branch products	20,000	November 2031(b)
Bay Shore, NY	Manufacturing, primarily Crown 1 products	42,000	August 2029(a)
(a) Eligible for two additional five-year extensions.
(b) Eligible for two additional ten-year extensions. Owned by Anthony Morello, Jr., President of T&L and Company employee, as well as individuals related to Mr. Morello.
Item 3. Legal Proceedings.
We are not party to any material pending legal proceedings. In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims, employment claims and claims involving customers or vendors. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information
Our shares of common stock are listed on Nasdaq Capital Market tier of The Nasdaq Stock Market LLC under the symbol “MAMA.”
(b)Holders
As of April 14, 2026, there were approximately 57 record holders of our common stock and there were 40,657,000 shares of our common stock issued and outstanding. This figure does not take into account those holders whose certificates are held in the name of broker-dealers or other nominees.
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
Stock Performance Graph
The following graph presents the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 Index as well as the industry-specific S&P Food & Beverage Select Industry

Index for the five-year period ended January 30, 2026, the last trading day of our fiscal year. The graph assumes the values of the investment in our common stock and in each index was $100 on February 1, 2021 and the reinvestment of all dividends paid during the period of the securities comprising the indices.

Comparison of Cumulative Total Returns Since February 1, 2021
$800
$700
$600
$500
$400
$300
$200
$100
$—
2/1/2021
1/31/2022
1/31/2023
1/31/2024
1/31/2025
1/30/2026
Mama's Creations, Inc.
Russell 2000 Index
S&P Food & Beverage Select Industry Index

	1/29/2021	1/31/2022	1/31/2023	1/31/2024	1/31/2025	1/30/2026
Mama's Creations, Inc.	$100.00	$103.74	$106.95	$230.48	$411.76	$807.49
Russel 2000 Index	$100.00	$97.82	$93.17	$93.91	$110.32	$126.05
S&P Food & Beverage Select Industry Index	$100.00	$105.27	$110.23	$105.10	$110.40	$111.07

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for our fiscal year ended January 31, 2025, filed with the SEC on April 15, 2025. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations of the fiscal year ended January 31, 2025 compared to the fiscal year ended January 31, 2024.
THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR

ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.
Overview
Mama’s Creations, Inc. is a leading marketer and manufacturer of fresh deli-prepared foods, found in over 12,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy to prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
Recent Developments
On September 2, 2025, Crown 1 Foods, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Crown I Enterprises, Inc. ("Crown 1"), a full-service manufacturer of value-added proteins and ready-to-heat meals, for a $17.3 million cash payment.
On September 2, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers named therein (the “Purchasers”) for the private placement (the “Private Placement”) of approximately 2.7 million shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a purchase price of $7.50 per share. The Private Placement resulted in net proceeds of approximately $18.9 million to the Company. The proceeds from the Private Placement were used to pay for expenses related to the acquisition of the Crown 1 Business and repayments of debt.
Recent Trends
We continue to monitor commodity costs so that we can purchase ingredients, packaging and other materials required for production. A variety of other factors may impact the cost and availability of raw materials. Although, almost all our inputs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a limited and manageable impact on the Company. We address commodity costs primarily through competitive sourcing procedures and manufacturing and overhead cost control. While certain ingredient costs have recently declined, we continue to face higher fuel and freight expenses as well as rising labor costs, all of which have negatively impacted profitability. The Company looks to offset rising costs through increasing efficiencies and price increases to our customers. Market dynamics, promotional incentives, or other factors may cause our pricing actions to lag changes in supply and commodity costs.
Results of Operations for the Fiscal Years Ended January 31, 2026, and 2025
The following table sets forth the summary of the consolidated statements of operations for the fiscal years ended January 31, 2026 and 2025 (in thousands):

	For the Fiscal Years Ended
	January 31, 2026	January 31, 2025

Net Sales	$171,714	$123,328
Gross Profit	$43,046	$30,533
Operating Expenses	$35,934	$25,656
Other Income (Expenses)	$(261)	$(171)
Income Tax Expense	$(1,565)	$(995)
Net Income	$5,286	$3,711

For the fiscal years ended January 31, 2026 and 2025, the Company reported net income of approximately $5.3 million and $3.7 million, respectively. The change in net income between the fiscal years ended January 31, 2026 and 2025 reflects strong revenue growth and the acquisition of the Crown 1 Business in September 2025, as well as enhanced operational and procurement efficiencies, partially offset by increased costs of commodities, primarily the cost of proteins.
Net Sales: Net Sales increased by approximately 39% to $171.7 million for the year ended January 31, 2026, from $123.3 million for the year ended January 31, 2025. Approximately $21.4 million of this increase is due to higher volume of sales. Sales volume increased due to higher production capacity, introductions at new customers, and successful promotional activities. Approximately $3.8 million of this increase is due to pricing actions taken due to increasing costs. In addition, the acquisition of the Crown 1 Business contributed approximately $23.2 million of net sales in fiscal year 2026.
Gross Profit: The gross profit margin remained relatively flat at 25% for the fiscal years ended January 31, 2026 and 2025, respectively.
Operating Expenses: Operating expenses increased by 40% during the year ended January 31, 2026, as compared to the year ended January 31, 2025. Operating expenses as a percentage of sales remained relatively consistent at 21% in both fiscal year 2026 and 2025. The approximate $10.3 million increase in total operating expenses is primarily attributable to the following:
•Commission and royalty expenses rose by approximately $1.8 million due to increased sales. As a percentage of revenue, commission and royalty expenses remained consistent at 3%;
•Advertising expenses increased by approximately $1.3 million due to new digital strategies and an enhanced focus on marketing to help drive increased velocities of our existing products;
•Freight-related expenses increased by approximately $1.6 million due to increased sales, partially offset by the benefit of load-sharing between the Company's manufacturing facilities. As a percentage of revenue, freight-related expenses remained consistent at 3%;
•Professional fees increased by approximately $1.7 million due to increased corporate activity, which included approximately $1.3 million of transaction-related expenses associated with the acquisition of the Crown 1 Business;
•Payroll-related expenses increased by approximately $3.7 million due to new executive hires and performance related compensation increases;
•Insurance expenses increased by approximately $362 thousand due to increased sales and corporate size; and
•Office and computer-related expenses increased by approximately $932 thousand due to growth of the company and investment in new software to drive efficiencies;
•These increases were partially offset by a decrease in director-related expenses of approximately $1.0 million, mainly due to a one-time legal settlement expense of approximately $900 thousand, in the prior fiscal year.
Other Income (Expenses): Other expenses increased by approximately $90 thousand to approximately $261 thousand for the year ended January 31, 2026, as compared to approximately $171 thousand for the year ended January 31, 2025. The increase is mainly due to other income in the prior year of $104 thousand.

Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties, and, potentially, capital market financing.
Working Capital:
The following table summarizes total current assets, liabilities and working capital at January 31, 2026 compared to January 31, 2025 (in thousands):

	January 31, 2026	January 31, 2025	Change
Current Assets	$45,081	$21,877	$23,204
Current Liabilities	20,771	17,025	3,746
Working Capital	$24,310	$4,852	$19,458
As of January 31, 2026, we had working capital of approximately $24.3 million as compared to working capital of approximately $4.9 million as of January 31, 2025, an increase of approximately $19.5 million. The increase in working capital is primarily attributable to an increase in cash of approximately $12.8 million, an increase in accounts receivable of approximately $4.9 million, and an increase in inventory of approximately $4.8 million. These increases were partially offset by an increase in accounts payable and accrued expenses of approximately $5.7 million and an increase in operating lease liabilities of approximately $0.8 million.
Long-term Requirements:
As of January 31, 2026, we had no balance outstanding under our Line of Credit Agreement, which has a maximum capacity of $5.5 million, and approximately $5.4 million outstanding under our Term Loan Agreement with M&T Bank (the "Term Loan Agreement"). The Term Loan Agreement has a maturity date of October 1, 2030, refer to Note 8, Loan and Security Agreement for certain financial information regarding the Company's debt. We also have operating leases for offices and other facilities used for our operations, and finance leases comprised primarily of machinery and equipment, as discussed in Item 8, Note 11.
Cash Flows:
The following table summarizes the key components of our cash flows for the fiscal years ended January 31, 2026 and January 31, 2025 (in thousands).

	For the Fiscal Years Ended January 31,
	2026	2025

Net Cash Provided by Operating Activities	$11,421	$5,177
Net Cash Used in Investing Activities	(18,965)	(5,095)
Net Cash Provided by (Used in) Financing Activities	20,345	(3,954)
Net changes in cash	12,801	(3,872)
Cash and cash equivalents, beginning of period	7,150	11,022
Cash and cash equivalents, end of period	$19,951	$7,150
Net cash provided by operating activities for the year ended January 31, 2026 was approximately $11.4 million compared to net cash provided by operating activities for the year ended January 31, 2025 of approximately $5.2 million. Net income for the years ended January 31, 2026 and 2025 was approximately $5.3 million and $3.7 million, respectively. During the year ended January 31, 2026, net income was affected by non-cash adjustments of approximately $9.5 million and by changes in operating activities which used cash of approximately $3.3 million. During the year ended January 31, 2025, net income was affected by non-cash adjustments of approximately $2.9 million and changes in operating activities which provided cash of approximately $1.4 million.

Net cash used in investing activities for the years ended January 31, 2026 was approximately $19.0 million as compared to approximately $5.1 million for the year ended January 31, 2025. For the year ended January 31, 2026, the Company used cash of approximately $17.3 million for the purchase of the Crown 1 Business and approximately $1.7 million to purchase new machinery and equipment. For the year ended January 31, 2025, the cash used in investing activities consisted of approximately $5.1 million to purchase new machinery and equipment .
Net cash provided by financing activities for the year ended January 31, 2026 was approximately $20.3 million as compared to $4.0 million used in financing activities for the year ended January 31, 2025. During the year ended January 31, 2026, the Company had net proceeds from the issuance of common stock of approximately $18.9 million and net proceeds from the issuance of notes payable of approximately $18.8 million, offset by payments on the term loan, related party loans, and finance lease liabilities of approximately $16.3 million, $0.8 million, and $345 thousand, respectively. During the year ended January 31, 2025, the Company had payments on the term loan, related party loans, and finance lease liabilities of approximately $1.7 million, $2.0 million, and $397 thousand, respectively.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and related notes. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to the fair value of stock-based compensation, impairment of goodwill and intangible assets, the estimates for unrealized returns, discounts, and other allowances that are netted against revenue, and the allocation of the purchase price of the acquisition of substantially all of the assets of Crown 1 Enterprises, Inc. Although we believe that the estimates we use are reasonable, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report.
Goodwill
Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist. We perform this annual assessment during our fourth quarter or more frequently if circumstances indicate that the carrying value may not be recoverable. When the qualitative assessment is used, we first determine if it is more likely than not impairment exists. Factors include general economic conditions, industry factors, legal and regulatory factors and historical financial performance.
As of January 31, 2026, there were no impairment losses recognized for goodwill.
Other Intangibles
Amortizable intangible assets, including trade names and trademarks, are amortized on a straight-line basis over three years. Customer relationships are amortized on a straight-line basis over periods ranging from four to five years.
Revenue Recognition
The Company recognizes revenue in accordance with FASB Topic 606, Revenue from Contracts with Customers (Topic 606).

The Company’s sales are primarily generated from the sale of finished products to customers. Revenue is recognized when the performance obligation is satisfied, and the promised goods have been transferred. Control transfers when the product is shipped or delivered based upon applicable shipping terms. For each contract, the Company considers the transfer of product to be the performance obligation. Although some payment terms may be extended, generally the Company’s payment terms are approximately 10-30 days. Accordingly, there is no significant financing components to consider when determining the transaction price. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the Consolidated Statements of Operations.
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of January 31, 2026.
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
Acquisition Accounting
The Company applies the provisions of Accounting Standard Codification ("ASC") 805, "Business Combinations," in the accounting for acquisitions of businesses. ASC 805 requires the Company to recognizing identifiable assets and liabilities, including intangible assets of acquired businesses, at their fair value at the date of acquisition. The excess of the purchase price consideration over the fair value of identifiable net assets acquired is goodwill. Acquisition-related expenses are expensed as incurred, and the expenses are recorded in operating expenses in the consolidated statements of operations. See Note 3, "Acquisition," for additional information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to market risk for changes in interest rates related to principal amounts of the T&L Note, Crown Note, and Credit Agreement. The principal amounts of the Crown Note and Credit Agreement are subject to rates based on the Secured Overnight Financing Rate ("SOFR") plus a spread based on leverage. A 1% increase in the SOFR rate would have resulted in approximately an additional $45 thousand of interest expense during the fiscal year ended January 31, 2026.
Commodity Price Risk
We purchase raw materials, supplies and other commodities for use in our operations based on prices established with our suppliers. Many of the commodities purchased by us are subject to volatility due to market supply and demand factors outside of our control, including the price of other commodities, trade policy, and other factors. To manage this risk in part, we enter into purchase commitments for certain commodities. We believe that substantially all of the raw materials and supplies we purchase are available from alternate sources. We may or may not have the ability to increase our selling prices in response to commodity price increases. A 1% increase in commodity prices would have negatively impacted costs of sales by approximately $880 thousand during the fiscal year ended January 31, 2026.
Item 8. Financial Statements.
Our consolidated financial statements appear at the end of this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Disclosure controls and procedures consist of the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
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
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of its internal control over financial reporting as of January 31, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2026.
Our independent registered public accounting firm, UHY LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 31, 2026. UHY LLP’s report appears on page 30 of this Annual Report on Form 10-K.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control over financial reporting of the Crown 1 Business, which was acquired on September 2, 2025. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired business. The

Company is in the process of integrating the Crown 1 Business and its internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.
REMEDIATION OF A PREVIOUSLY REPORTED MATERIAL WEAKNESS
As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025, management had identified material weaknesses in the fiscal year ended January 31, 2025. The previously reported material weaknesses related to (1) inadequate segregation of duties between the IT and accounting functions, (2) not maintaining adequate support for authorization and approval of certain transactions recorded in the Company’s IT systems, including those obtained through electronic data interface, and (3) inadequate documentation of review procedures, including those associated with level of precision, investigating and resolving outliers, and evaluating the completeness and accuracy of information produced by the entity, including those obtained from certain service organizations which require that complementary user entity controls are suitably designed and operating effectively.
We identified and implemented changes to our internal controls over financial reporting to remediate the material weaknesses, including:
•enhanced the structure of our organization, including the finance and information technology functions, to clarify roles and responsibilities and ensure appropriate segregation of duties;
•enhanced documentation supporting the authorization and approval of transactions recorded in the Company’s IT systems, including those obtained through electronic data interface and maintained within relevant service organizations;
•enhanced our change management and user access controls over certain systems by strengthening review processes and documentation, and
•enhanced documentation supporting the review procedures, including the associated level of precision.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As described above, we implemented changes to our internal control over financial reporting to remediate the material weaknesses that were previously identified.
Except as described above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended January 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable

PART III
Certain information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of stockholders to be held in 2026 (the "Proxy Statement"), which we intend to file with the SEC within 120 days after January 31, 2026. Except for those portions specifically incorporated by reference from the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this report.
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Executive Officers
The following table discloses our executive officers as of April 14, 2026.

Name	Age	Position

Adam L. Michaels	49	Chief Executive Officer and Chairman of the Board of Directors

Anthony J. Gruber	57	Chief Financial Officer

Moore (Skip) Tappan	59	Chief Operating Officer

Adam Michaels has served as our Chief Executive Officer since September 2022.
Mr. Michaels is an experienced food industry executive and former management consultant. Prior to joining the Company, Mr. Michaels worked at Mondelez International, a multinational food and beverage company. Over nine years, he held numerous roles with increasing responsibility at Mondelez across Supply Chain, Commercial Sales and Marketing, and Strategy. Mr. Michaels was most recently responsible for M&A and commercial activities within North American Ventures, a business unit comprised of smaller, high-growth brands. Before joining Mondelez, Mr. Michaels was a Principal at Booz & Company, a management consulting firm, for seven years, where he specialized in the Food & Beverage sector.
Mr. Michaels holds an MBA in Marketing and Management from Columbia Business School and a BSE in Bioengineering from the University of Pennsylvania.
Anthony J. Gruber has served as our Chief Financial Officer since September 2022. Mr. Gruber served as Chief Financial Officer of De’Longhi America, Inc., an appliance manufacturer known for its espresso machines, which is the North American subsidiary of the Italian parent, De’Longhi S.p.A from 2019 to 2021. He successfully restructured the finance function for the 120-employee company with annual revenues of approximately $400 million.
From 2018 to 2019, he served as Chief Financial Officer of LBM Advantage, Inc., a member-owned lumber and building materials buying cooperative with over 500 members and revenues of approximately $2.2 billion.
From 2014 to 2017, he served as Vice President Finance and Chief Financial Officer of Richemont North America, Inc., which is the North American subsidiary of the Swiss-based luxury goods company, with 2017 revenues of approximately $2.0 billion and 2000 employees. Richemont’s Brands include Cartier, Chloe, Dunhill, MontBlanc and Piaget, among others.
From 2005 to 2014, he served as the Chief Financial Officer of Montblanc North America, LLC, prior to its integration into Richemont North America Inc. He previously served as a Senior Accountant with Ernst & Young LLP.
Mr. Gruber holds a BS, Accounting from the University of Bridgeport, Bridgeport, CT.
Moore (Skip) Tappan has served as our Chief Operating Officer since September 2024. Mr. Tappan brings over 30 years of broad cross-functional operational experience to the Company. Prior to joining the Company, he was Chief Supply Chain Officer at Gordon Food Service from February 2021 to March 2023. Previously he was Vice President, Supply Chain Northeast Division of Walmart from December 2018 to February 2021. He also served with Campbell Soup Company as Vice President, North American Logistics from June 2015 to December 2018. Mr. Tappan started his career at Procter & Gamble (P&G) in 1990, spending over 20 years with the company in roles with increasing responsibilities, leaving as the Distribution Network Leader for its North American Beauty/Health & Wellness business. Mr. Tappan holds a BS in Industrial Engineering from the University of South Florida–Tampa.
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
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.
Other Information
The disclosures in the Proxy Statement under the headings “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “How do I submit a stockholder proposal or director nomination for the next Annual Meeting,” and, if applicable “Delinquent Section 16(a) Reports” are incorporated into this Item by reference.
Item 11. Executive Compensation
Incorporated into this Item by reference is the information in the Proxy Statement regarding the compensation of our named executive officers appearing under the heading “Executive Compensation” (excluding information under the caption “Pay versus Performance”) and the information regarding compensation of non-employee directors under the heading “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated into this Item by reference is the information in the Proxy Statement appearing under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
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

10.9
Form of Indemnification Agreement by and between Mama’s Creations, Inc. and its directors (incorporated by reference from Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025).

10.10+
Employment Agreement by and between the Company and Moore (Skip) Tappan, III, dated September 3, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2024).

10.11
Amended and Restated Loan and Security Agreement dated August 28, 2025, by and among the Company, Jubilee Acquisition, Inc., MamaMancini’s, Inc., T&L Acquisition Corp and M&T (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.12	Term Note dated August 28, 2025 executed by the Company (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.13	Multiple Disbursement Term Note dated August 28, 2025, executed by the Company (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2025).
10.14
Second Amended and Restated Revolving Line Note dated August 28, 2025, executed by the Company and T&L Acquisition Corp. (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.15
Form of Securities Purchase Agreement dated September 2, 2025, by and among the Company and the investors party thereto (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

10.16
Form of Registration Rights Agreement dated September 2, 2025, by and among the Company and the investors party thereto (incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2025).

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025).
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
24.1*	Powers of Attorney.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Mama's Creations Compensation Recovery Policy (incorporated by reference from Exhibit 97.1 to the Company's Annual Report on From 10-K for the fiscal year ended January 31, 2024.
101*	Financial statements from the annual report on Form 10-K for the year ended January 31, 2026, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 9B.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*Filed herewith
+Denotes management contract or compensatory arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA'S CREATIONS, INC.

Date: April 14, 2026	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam L. Michaels	Chief Executive Officer, Chairman of the	April 14, 2026
Adam L. Michaels	Board of Directors (principal executive officer)

/s/ Anthony Gruber	Chief Financial Officer (principal financial and accounting officer)	April 14, 2026
Anthony Gruber

*	Director	April 14, 2026
Lynn Blake

*	Director	April 14, 2026
Meghan Henson

*	Director	April 14, 2026
Dean Janeway

*	Director	April 14, 2026
Shirley Romig

*Adam L. Michaels, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to Powers of Attorney duly executed by such persons.

Date: April 14, 2026	By:	/s/ Adam L. Michaels
Adam L. Michaels
Attorney in Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama’s Creations, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Mama's Creations, Inc.’s (the Company’s) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 31, 2026 and 2025 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended January 31, 2026 of the Company, and our report dated April 14, 2026, expressed an unqualified opinion.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Crown 1 Foods, Inc. (“Crown 1”) from its assessment of internal control over financial reporting as of January 31, 2026, because it was acquired by the Company in a business combination purchase during the fiscal year ended January 31, 2026. We have also excluded Crown 1 from our audit of internal control over financial reporting. Crown 1 is a wholly owned subsidiary whose total assets (excluding goodwill and intangibles, which were included in management's assessment of internal control over financial reporting as of January 31, 2026) and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and 14%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 31, 2026.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures: Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
April 14, 2026

MAMA'S CREATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama’s Creations, Inc.
Opinion of the Financial Statements
We have audited the accompanying consolidated balance sheets of Mama’s Creations, Inc. (the Company) as of January 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the fiscal years in the two year-period ended January 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2026 expressed an unqualified opinion.
We also have audited the adjustments to the fiscal 2024 financial statements to retrospectively apply the change in accounting related to the Company’s adoption of ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures as described in Notes 2 and 14. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the fiscal 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2024 financial statements taken as a whole.
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
Variable Consideration Related to Customer Incentives
As described in Note 2 to the financial statements, the Company recognizes revenue net of estimates for variable consideration related to customer incentives in the form of discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The estimated portion of variable consideration at period-end amounted to $0.9 million as of January 31, 2026. Customer incentives are estimated at period-end based on historical experience and assumptions of future promotional activity.

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
The primary procedures we performed to address this critical audit matter included:
•Evaluated the appropriateness of the Company’s estimation methodology and tested significant inputs and assumptions used in the calculations to develop the estimate;
•Reviewed the Company's trend of historical customer incentives paid to develop an expectation for estimated variable consideration at year-end;
•Evaluated the reasonableness of the estimate based on actual subsequent remittances of incentives post fiscal year-end;
•Obtained information from management and performed corroborative inquiries of sales department representatives to assess historical activity and assumptions of future promotional activity;
•Reviewed general ledger accounts associated with marketing and advertising expenses to evaluate whether classification is appropriate if they relate to customers;
•Performed a retrospective review of management’s prior year estimate; and
•Obtained an understanding and tested the design, implementation, and operating effectiveness of controls over variable consideration related to customer incentives.
Valuation of Acquired Customer Relationships Intangible Asset and Property, Plant, and Equipment
As described in Note 3 to the financial statements, the Company acquired substantially all of the assets of Crown I Enterprises, Inc. on September 2, 2025, for total consideration of $17.3 million. This resulted in the addition of $1.3 million of customer relationships intangible asset, $12.3 million of property, plant, and equipment, and $0.8 million of goodwill. The acquisition was accounted for as a business combination.
The acquisition was accounted for using the acquisition method of accounting, which requires, among other requirements, that identifiable assets acquired be recognized at their fair values as of the acquisition date. Such acquired assets included the customer relationships intangible asset and property, plant, and equipment, which were valued using valuation models and methodologies. We identified the Company’s fair value estimates of the customer relationships intangible asset and property, plant, and equipment as a critical audit matter. The principal considerations for that determination included the level of subjectivity, judgment, and audit effort involved in evaluating management’s fair value estimates, specifically the forecasted revenues and cash flows including attrition rate and discount rate of the customer relationships intangible asset, and the reproduction cost, economic obsolescence, and estimated useful lives of the property, plant, and equipment.
The primary procedures we performed to address this critical audit matter included:
•Read the purchase agreement;
•Tested management’s process for determining the fair value of the customer relationships intangible asset and property, plant, and equipment;
•Evaluated the appropriateness of the fair value methodology used;
•Tested the completeness and accuracy of the underlying data;
•Evaluated the reasonableness of significant assumptions in the forecasted revenues and cash flows including attrition rate by considering (i) the current and past performance of Crown I Enterprises, Inc.; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit;
•Involved valuation professionals with specialized skills and knowledge who assisted with:

◦Evaluating the appropriateness of the multi-period excess earnings method used to value the customer relationships intangible asset;
◦Evaluating the reasonableness of significant assumptions used related to the discount rate;
◦Evaluating the appropriateness of the cost approach method used to value property, plant, and equipment;
◦Evaluating the reasonableness of significant assumptions used related to reproduction cost, economic obsolescence, and estimated useful lives; and
•Obtained an understanding and tested the design, implementation, and operating effectiveness of controls over the valuation of customer relationships intangible asset and property, plant, and equipment.
/s/ UHY LLP
We have served as the Company’s auditor since 2024.
New York, New York
April 14, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Mama's Creations, Inc.
Opinion on the Financial Statements
We have audited, before the effects of the adjustment to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 13, the accompanying consolidated balance sheet of Mama's Creations, Inc. (the Company) as of January 31, 2024, and the related statement of operations, stockholders’ equity, and cash flows for the year ended January 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures described in Notes 2 and 13 (the 2024 financial statements before the effects of the adjustments discussed in Notes 2 and 13 are not presented herein), present fairly, in all material respects, the financial position of the Company as of January 31, 2024, and the results of its operations and its cash flows for the year ended January 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as described in Notes 2 and 13 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Somerset, New Jersey
April 24, 2024

Mama's Creations, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 31, 2026	January 31, 2025

Assets:

Current Assets:
Cash and cash equivalents	$19,951	$7,150
Accounts receivable, net	13,072	8,131
Inventories, net	9,647	4,817
Prepaid expenses and other current assets	2,411	1,779
Total Current Assets	45,081	21,877

Property, plant, and equipment, net	20,108	9,387
Intangible assets, net	3,090	3,436
Goodwill	9,447	8,633
Operating lease right of use assets, net	7,877	3,376
Deferred tax asset	—	258
Security deposits	95	95
Total Assets	$85,698	$47,062

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$17,800	$12,052
Term loan, net of debt discount of $216 and $22, respectively	960	1,530
Operating leases liabilities	1,690	848
Finance leases payable	321	345
Promissory notes – related parties	—	2,250
Total Current Liabilities	20,771	17,025

Term loan – net of current	4,412	1,342
Operating leases liability – net of current	6,204	2,600
Deferred tax liability	813	—
Finance leases payable – net of current	878	1,199
Total Long-Term Liabilities	12,307	5,141

Total Liabilities	33,078	22,166

Commitments and contingencies (Note 11 and 12)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued as of January 31, 2026 and January 31, 2025, 0 shares outstanding as of January 31, 2026 and January 31, 2025	—	—
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2026 and January 31, 2025	—	—
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 and 0 shares issued and outstanding as of January 31, 2026 and January 31, 2025	—	—
Common stock, $0.00001 par value; 250,000,000 shares authorized; 40,887,000 and 37,826,000 shares issued as of January 31, 2026 and January 31, 2025, respectively, 40,657,000 and 37,596,000 shares outstanding as of January 31, 2026 and January 31, 2025, respectively	—	—
Additional paid-in capital	47,320	24,882
Retained earnings	5,450	164
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	52,620	24,896
Total Liabilities and Stockholders’ Equity	$85,698	$47,062
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Fiscal Years Ended January 31,
	2026	2025	2024

Net sales	$171,714	$123,328	$103,284

Costs of sales	128,668	92,795	72,951

Gross profit	43,046	30,533	30,333

Operating expenses:
Research and development	288	455	414
Selling, general and administrative	35,646	25,201	21,029
Total operating expenses	35,934	25,656	21,443

Income from operations	7,112	4,877	8,890

Other income (expenses)
Interest expense	(435)	(477)	(549)
Interest income	211	218	—
Amortization of debt discount	(37)	(16)	(22)
Other income	—	104	27
Total other expenses	(261)	(171)	(544)

Income before income tax provision and income from equity method investment	6,851	4,706	8,346

Income from equity method investment	—	—	223
Income tax provision	(1,565)	(995)	(2,008)

Net income	5,286	3,711	6,561

Less: series B preferred dividends	—	—	(49)

Net income available to common stockholders	5,286	3,711	6,512

Net income per common share
– basic	$0.14	$0.10	$0.18
– diluted	$0.13	$0.09	$0.17

Weighted average common shares outstanding
– basic	38,902,364	37,427,571	36,814,162
– diluted	41,380,364	39,418,571	38,381,407

See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, January 31, 2023	-	$-	55	$-	36,318	$-	(230)	$(150)	$22,724	$(10,059)	$12,515
Stock-based compensation	-	-	-	-	138	-	-	-	486	-	486
Stock issued for the exercise of options and warrants	-	-	-	-	213	-	-	-	68	-	68
Conversion of Series B preferred stock	-	-	(55)	-	819	-	-	-	—	-	—
Series B Preferred dividend	-	-	-	-	-	-	-	-	—	(49)	(49)
Net income	-	-	-	-	-	-	-	-	-	6,561	6,561
Balance, January 31, 2024	-	$-	-	$-	37,488	$-	(230)	$(150)	$23,278	$(3,547)	$19,581
Stock-based compensation	-	-	-	-	232	-	-	-	1,099	-	1,099
Stock issued for the exercise of options and warrants	-	-	-	-	38	-	-	-	55	-	55
Issuance of shares for director settlement	-	-	-	-	68	-	-	-	450	-	450
Net income	-	-	-	-	-	-	-	-	-	3,711	3,711
Balance, January 31, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896
Stock-based compensation	-	-	-	-	177	-	-	-	1,963	-	1,963
Stock issued for the exercise of options	-	-	-	-	33	-	-	-	48	-	48
Stock issued to settle related party debt	-	-	-	-	184	-	-	-	1,500	-	1,500
Net proceeds from issuance of common stock	-	-	-	-	2,667	-	-	-	18,927	-	18,927
Net income	-	-	-	-	-	-	-	-	-	5,286	5,286
Balance, January 31, 2026	-	$-	-	$-	40,887	$-	(230)	$(150)	$47,320	$5,450	$52,620

See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Fiscal Years Ended January 31,
	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,286	$3,711	$6,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,270	1,592	1,043
Provision for credit losses	90	—	(140)
Amortization of debt discount	37	16	22
Change in right of use assets	1,405	(1,585)	348
Amortization of intangible assets	1,619	1,543	1,080
Stock-based compensation	1,963	1,099	436
Allowance for obsolete inventory	24	—	63
Change in deferred tax asset	1,071	245	215
Income from equity method investment	—	—	(223)
Changes in operating assets and liabilities:
Accounts receivable	(1,306)	(272)	2,392
Inventories	(3,518)	(1,507)	263
Prepaid expenses and other current assets	(868)	(1,341)	(540)
Security deposits	—	—	(35)
Accounts payable and accrued expenses	3,609	79	476
Operating lease liability	(1,261)	1,597	(340)
Net Cash Provided by Operating Activities	11,421	5,177	11,621

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,654)	(5,095)	(786)
Cash paid for acquisition of the business of Crown I Enterprises, Inc., net	(17,311)	—	—
Cash paid for acquisition/investment in Chef Inspirational Foods, LLC, net	—	—	(646)

Net Cash Used in Investing Activities	(18,965)	(5,095)	(1,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	18,927	—	—
Net proceeds from notes payable	18,770	—	—
Repayments of debt	(16,305)	(1,662)	(1,652)
Repayment of line of credit, net	—	—	(890)
Repayment of term loan - related party	(750)	(1,950)	(750)
Repayment of finance lease obligations	(345)	(397)	(272)
Payment of Series B Preferred dividends	—	—	(49)
Proceeds from exercise of options	48	55	68
Net Cash Provided by (Used in) Financing Activities	20,345	(3,954)	(3,545)

Net Increase (Decrease) Increase in Cash	12,801	(3,872)	6,644

Cash and cash equivalents - Beginning of Period	7,150	11,022	4,378

Cash and cash equivalents - End of Period	$19,951	$7,150	$11,022

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$1,225	$1,477	$32
Interest	$435	$654	$634

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Finance lease asset additions	$—	$511	$1,270
Related party loan to finance acquisition	$—	$—	$2,700
Right of use asset recognized	$6,357	$2,119	$—
Write-off of right of use asset	$451	$1,021	$—
Issuance of stock for director settlement	$—	$450	$—
Common stock issued for payment of related party debt	$1,500	$—	$—
Receipt of fixed assets for deposits previously paid	$—	$937	$—
Settlement of liability in common stock	$—	$—	$50
See accompanying notes to the consolidated financial statements.

Mama's Creations, Inc.
Notes to Consolidated Financial Statements
January 31, 2026
Note 1 - Nature of Operations and Basis of Presentation
Nature of Operations
Mama's Creations, Inc. (together with its subsidiaries, the “Company”), (formerly known as MamaMancini's Holdings, Inc. and Mascot Properties, Inc.) was organized on July 22, 2009 as a Nevada corporation. The Company has a fiscal year-end of January 31.
Our subsidiary, MamaMancini’s Inc. (“MamaMancinis”), is a marketer, manufacturer and distributor of meatballs with sauce, grilled, roasted and breaded chicken, sausage and peppers, and other similar meats and sauces. In addition, the Company continues to diversify its product line by introducing new products such as ready-to-heat meals, single-portion pasta and rice bowls, bulk deli, and packaged refrigerated protein products. MamaMancini's products feature many all-natural meals that were submitted to the United States Department of Agriculture (the “USDA”) and approved as all-natural. The USDA defines "all-natural" as a product that contains no artificial ingredients, coloring ingredients or chemical preservatives and is minimally processed.
Our Subsidiary T&L Acquisition Corp. is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. doing business as T&L Creative Salads (“T&L”) and Olive Branch (“OB”), offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
Our subsidiary, Crown 1 Foods, Inc., ("Crown") based in New York, is a full-service food manufacturer of value-added proteins and premium ready-to-heat meals. Crown focuses on claims-driven protein solutions including distinctive cuts. Crown also is USDA and Safe Quality Food ("SQF") certified and specializes in artisanal vegetable and grain sides and center plate offerings in bulk as well as single-serve solutions.
On June 28, 2022, the Company acquired a 24% minority interest in Chef Inspirational Foods, LLC (“CIF”), a leading developer, innovator, marketer and sales company selling prepared foods, for an investment of $1.2 million. The investment consists of $500 thousand in cash and $700 thousand in the Company’s common stock. The acquisition of the interest in CIF was accounted for under the equity method of accounting for investments up until the Company acquired the remaining interest of CIF. On June 28, 2023, the Company completed the acquisition of the remaining 76% of CIF, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date, and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date. Both payments for the promissory note were made to the Sellers in accordance with the note.
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
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Such estimates and assumptions impact, among other items, the following: allowance for credit losses, the fair value of stock-based compensation, inventory reserves, impairment of goodwill and intangible assets, estimates for unrealized returns, discounts, and other variable considerations that are netted against revenue, and the allocation of the purchase price of the acquisition of substantially all of the assets of Crown 1 Enterprises, Inc.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at January 31, 2026 and 2025, exceeded insured amounts by approximately $18.7 million and $6.2 million, respectively. The Company believes it mitigates such risk by having this cash held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices, and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this reserve, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current economic conditions. Customer balances are written off after all collection efforts are exhausted. The changes to the reserve for uncollectible accounts are as follows (in thousands):

Fiscal year	Opening Balance	Charged to Expense	Deductions (a)	Closing Balance
2026	$93	$110	$(10)	$193
2025	$93	$—	$—	$93
2024	$233	$—	$(140)	$93
(a) - Write-offs of uncollectible accounts receivable
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of January 31, 2026 and January 31, 2025, the reserve for obsolete inventory was approximately $135 thousand and $95 thousand, respectively.

Inventories by major category are as follows (in thousands):

	January 31, 2026	January 31, 2025
Raw materials and packaging	$3,323	$1,654
Work in process	1,217	723
Finished goods	5,107	2,440
Total inventories, net	$9,647	$4,817
Property, Plant, and Equipment
Property, plant, and equipment are recorded at cost net of accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.
Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	2-15 years
Furniture and fixtures	3 - 10 years
Leasehold improvements	*
(*)Amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever period is shorter.
Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.
The Company reviews the recoverability of property, plant and equipment when circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment, the planned closure of a facility, or deterioration in operating cash flows. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Expenditures for repairs and maintenance which do not substantially improve or extend the useful life of an asset are expensed as incurred.
Goodwill and Other Intangible Assets
Goodwill
Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed at least annually for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist. We perform this annual assessment during our fourth quarter or more frequently if circumstances indicate that the carrying value may not be recoverable. When the qualitative assessment is used, we first determine if it is more likely than not that impairment exists. Factors include general economic conditions, industry factors, legal and regulatory factors and historical financial performance.
As of January 31, 2026 and 2025, there were no impairment losses recognized for goodwill.
Other Intangibles
Other intangibles consist of trade names, trademarks, and customer relationships. Intangible asset lives for financial statement reporting of amortization are:

Trade names and trademarks	3 years
Customer relationships	4 - 5 years
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of January 31, 2026 and January 31, 2025 were as follows (in thousands):

	January 31, 2026				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,528	$—	$—	$19,528	$6,842	$—	$—	$6,842
Total	$19,528	$—	$—	$19,528	$6,842	$—	$—	$6,842
Business Combination
The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, "Business Combinations," in the accounting for acquisitions of businesses. ASC 805 requires the Company to recognize identifiable assets and liabilities, including intangible assets of acquired businesses, at their fair value at the date of acquisition. The excess of the purchase price consideration over the fair value of identifiable net assets acquired is goodwill. Acquisition-related expenses are expensed as incurred, and the expenses are recorded in operating expenses in the consolidated statements of operations. See Note 3, "Acquisition," for additional information.
Research and Development
Research and development is expensed as incurred. Research and development expenses for the fiscal years ended January 31, 2026, 2025, and 2024 were approximately $288 thousand, $455 thousand, and $414 thousand, respectively.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606).
The Company’s sales are primarily generated from the sale of finished products to customers. Revenue is recognized when the performance obligation is satisfied, and the promised goods have been transferred. Control transfers when the product is shipped or delivered based upon applicable shipping terms. For each contract, the Company considers the transfer of product to be the performance obligation. Although some payment terms may be extended, generally the Company’s payment terms are approximately 10-30 days. Accordingly, there are no significant financing components to consider when determining the transaction price. The Company elected to treat shipping and handling activities as fulfillment activities, and the related costs are recorded as selling expenses in selling, general and administrative expenses on the Consolidated Statements of Operations.

The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of January 31, 2026.
Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Fiscal Years Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Gross Sales	$180,776	$125,727	$106,104
Less: Trade Incentives and Promotions	9,062	2,399	2,820
Net Sales	$171,714	$123,328	$103,284
Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the fiscal years ended January 31, 2026, 2025 and 2024 (in thousands):

	For the Fiscal Years Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Northeast	$59,868	$35,638	$37,189
Southeast	41,031	33,783	30,183
Midwest	38,835	26,895	18,609
West	41,042	29,411	20,123
Total gross revenue	$180,776	$125,727	$106,104

Cost of Sales
Cost of sales represents costs related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Producing and communicating advertising expenses for the fiscal years ended January 31, 2026, 2025, and 2024 were approximately $3.5 million, $2.2 million, and $1.2 million, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock awards, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in our Consolidated Statements of Operations over the requisite service period.
Performance stock awards ("PSUs") were granted to certain employees. Each performance stock award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and performance conditions based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used the Monte Carlo simulation valuation model based on the grant date. For each modeling scenario, the PSUs' payoff is calculated based on the contractual terms, whereas the fair value of the PSUs is calculated as the average present value of all modeled payoffs. The determination of the grant date fair value of PSUs issued during the fiscal year ended January 31, 2023 is affected by a number of variables and subjective assumptions, including (i) the fair value of the

Company’s common stock of $1.17 and $1.40 at the grant dates, (ii) the expected common stock price volatility over the expected life of the awards of 85.7% and 87.0%, (iii) the term of the awards of 5 years and 5 years, (iv) risk-free interest rate of 3.7% and 3.4%, (v) there are no expected dividends. The Company values PSUs with performance conditions based on the closing price of the Company's common stock on the date of the grant. Forfeitures are recognized when they occur. There were no performance stock units that vested in the year ended January 31, 2026. The Company's performance against the defined goals is reevaluated on a quarterly basis throughout the performance period and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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
For the fiscal years ended January 31, 2026, 2025, and 2024, when computing fair value of stock options issued, the Company has considered the following variables:

	January 31, 2026	January 31, 2025	January 31, 2024
Risk-free interest rate	N/A	3.47%	N/A
Expected life of grants	N/A	6 years	N/A
Expected volatility of underlying stock	N/A	75.5%	N/A
Dividends	N/A	0	N/A
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
Earnings Per Share
Basic net income per share attributable to common stockholders excludes dilution and is computed by dividing net income attributable to common stockholders during the period by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects potential dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, which is increased by the number of additional common shares that would have been outstanding if the potential common shares had been issued. However, if the effect of any additional securities is anti-dilutive (i.e., resulting in a higher net income per share), they are excluded from the dilutive net income computation. The dilutive effect of stock options, warrants, and restricted stock is calculated using the treasury stock method, and the dilutive effect of the Series B Preferred stock is calculated using the if-converted method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share (in thousands, except per share amounts).

	For the Fiscal Years Ended
	January 31, 2026	January 31, 2025	January 31, 2024
Numerator:
Net income attributable to common stockholders - basic	$5,286	$3,711	$6,512
Effect of dilutive securities:	—	—	49

Net income attributable to common stockholders - diluted	$5,286	$3,711	$6,561

Denominator:
Weighted average common shares outstanding - basic	38,902	37,428	36,814
Dilutive securities (a):
Series B Preferred Stock	—	—	—
Stock Options	34	51	64
Performance Stock Units	2,133	1,690	1,195
Restricted Stock Units	311	250	308

Weighted average common shares outstanding and assumed conversion – diluted	41,380	39,419	38,381

Basic net income per common share	$0.14	$0.10	$0.18

Diluted net income per common share	$0.13	$0.09	$0.17

(a) - Anti-dilutive securities excluded:
Stock Options	—	—	—
Performance Stock Awards	—	—	—
The Company has approximately 1.6 million performance share awards outstanding that are contingently issuable upon achievement of specified performance targets. Because the performance conditions were not met as of the reporting date, these shares were excluded from the calculation of diluted net income per common share.
Income Taxes
The Company’s provision for income tax is comprised of current and deferred income taxes.
Current income taxes are recognized for the estimated taxes payable or refundable for the current fiscal period and are based on the taxable income for the current fiscal period, including adjustments for unrealized tax benefits, changes in tax receivables (payables) that arose in a prior period and recovery of taxes paid in a prior period. Current taxes are measured using tax rates and laws enacted during the period within which the taxable income arose. Current tax assets and liabilities are offset only if the right of offset exists.
Deferred income taxes are recognized for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in provision for income taxes on the consolidated statements of operations in the period that includes the enactment date.

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments by reducing the number of accounting models that require separate accounting for embedded conversion features. ASU 2020-06 also simplifies the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification and makes targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance. Entities can elect to adopt the new guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted this guidance effective February 1, 2024, applying the modified retrospective method. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Adoption of this standard led to enhanced segment reporting disclosures but did not impact the Company's results of operations, cash flows, or financial condition. The Company adopted ASU 2023-07 during the fiscal year ended January 31, 2025. See Note 14, Segment Information in the accompanying notes to the consolidated financial statements for further detail.
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes" (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company adopted this ASU during the fiscal year ended January 31, 2026. See Note 13, Income Taxes in the accompanying notes to the Consolidated Financial Statements for further detail.
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
In November 2024, the FASB issued ASU No. 2024-04, "Debt - Debt with Conversion and Other Options" (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." The new guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new standard is effective for fiscal years beginning after December 31, 2025 and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and related disclosures, which is not expected to be material.
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05")". ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU during the fiscal year ended January 31, 2026. Upon adoption, the Company elected the practical expedient permitted under the ASU. Because the Company is a public business entity, it did not elect the accounting policy option to incorporate post–balance sheet collection activity. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements," which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its consolidated financial statements and disclosures, which is not expected to be material.
Note 3 – Acquisition
On September 2, 2025, Crown 1 Foods, Inc. (formerly "Jubilee Acquisition, Inc."), a Nevada corporation and wholly owned subsidiary of the Company, acquired substantially all of the assets of Crown I Enterprises, Inc. ("Crown 1"), a full-service manufacturer of value-added proteins and ready-to-heat meals, for a $17.3 million cash payment. The acquisition aligns with the Company's long-term plan to become a leading national marketer and manufacturer of fresh deli-prepared foods. The results of the business acquired from Crown 1 have been included in the Company's Consolidated Statements of Operations from the date of the acquisition.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Assets acquired:
Accounts receivable	$3,725
Prepaid expenses and other current assets	37
Inventory	1,336
Property, plant, and equipment	12,263
Right of use asset	2,121
Intangible assets	1,273
Goodwill	814
Total assets acquired	$21,569

Liabilities assumed:
Accrued expenses and other current liabilities	$2,137
Lease liability	2,121
Total liabilities assumed	$4,258
Net assets acquired	$17,311
The valuation of intangible assets consists of approximately $1.3 million of intangible assets representing customer relationships, which is subject to amortization over a useful life of five years. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed on the date of acquisition. Goodwill represents the excess of the consideration transferred over the fair value of the identifiable tangible and intangible assets and liabilities acquired. For the fiscal year ended January 31, 2026 the Company expensed transaction costs related to the acquisition of approximately $1.3 million, which are included in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The Company's Consolidated Statements of Operations includes $23.2 million of revenue and $1.7 million of net income attributable to Crown 1 from the acquisition date through January 31, 2026.
The following table presents the supplemental consolidated results of the Company on an unaudited pro forma basis as if the acquisition of the Crown 1 Business had been completed on February 1, 2023 (in thousands). The primary adjustments reflected in the unaudited pro forma information related to (1) changes related to purchase accounting primarily related to amortization of purchased intangible assets recorded in conjunction with the acquisition and (2) removal of transaction costs related to the acquisition. Adjustments to net income have been reflected net of income tax effects. The unaudited pro forma information does not include any anticipated cost savings or other effects of future integration efforts and does not purport to be indicative of results that actually would have been achieved if the operations were combined during the periods presented, nor is it intended to be a projection.

	Year ended January 31
	2026	2025	2024
Sales	$205,518	$177,641	$160,422
Net Income	$6,138	$3,675	$8,132

Note 4 - Property, Plant, and Equipment
Property, plant, and equipment on January 31, 2026 and January 31, 2025 are as follows (in thousands):

	January 31, 2026	January 31, 2025
Machinery and Equipment	$18,549	$7,982
Furniture and Fixtures	585	242
Leasehold Improvements	8,667	5,875
	$27,801	$14,099
Less: Accumulated Depreciation	7,693	4,712
Total	$20,108	$9,387
Depreciation expense was approximately $3.3 million, $1.6 million, and $1.0 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.
Note 5 – Intangible Assets, Net
Intangibles, net consisted of the following at January 31, 2026 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(4,601)	$3,090	2.55
Trade names and trademarks	79	(79)	—	0.00
	$7,770	$(4,680)	$3,090
Intangibles, net consisted of the following at January 31, 2025 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$6,418	$(2,982)	$3,436	2.29
Trade names and trademarks	79	(79)	—	0.00
	$6,497	$(3,061)	$3,436
Amortization expense for the fiscal years ended January 31, 2026, 2025, and 2024 was approximately $1.6 million, $1.5 million, and $1.1 million, respectively.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2027	$1,719
2028	713
2029	255
2030	255
2031	148
Total	$3,090

Note 6 - Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	January 31, 2026	January 31, 2025
Trade accounts payable	$10,974	$9,051
Accrued promotions	877	485
Accrued employee compensation	3,190	1,391
Accrued commissions/royalties	1,854	686
Other accrued expenses	905	439
Total accounts payable and accrued expenses	$17,800	$12,052
Note 7 - Related Party Transactions
Promissory Note – Related Party
Upon consummation of the acquisition of T&L in December 2021, the Company executed a $3 million promissory note with the sellers. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of January 31, 2026 and January 31, 2025, the outstanding balance under the note was $0 and $0.8 million, respectively. For the fiscal years ended January 31, 2026, 2025, and 2024 interest expense for this note was approximately $24 thousand, $50 thousand, and $77 thousand, respectively. As of January 31, 2026 and January 31, 2025, accrued interest was approximately $0 and $2 thousand, respectively.
Lease – Related Party
The Company leases a facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of T&L and Olive Branch products. 148 Allen Blvd LLC is owned by Anthony Morello, Jr., President of T&L and various individuals related to Mr. Morello. This lease term is through November 30, 2031 with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand through the end of the initial lease term. The exercise of optional renewal is uncertain and therefore excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease for the fiscal years ended January 31, 2026, 2025, and 2024 was $355 thousand, $322 thousand and $343 thousand, respectively.
Chef Inspirational Foods, LLC
As noted above in Note 1, the Company acquired a 24% minority interest in CIF on June 28, 2022 and acquired the remaining interest on June 28, 2023. For the period from February 1, 2023 to June 28, 2023 the Company recorded sales to CIF of approximately $10.9 million. For the year ended January 31, 2024, the Company recorded commission expenses and consulting service expenses of approximately $267 thousand to CIF. On June 28, 2023 the Company entered into a promissory note with the sellers of CIF. During the fiscal year ended January 31, 2026, the Company issued 184,286 shares of common stock of the Company, valued at approximately $1.5 million, in fulfillment of the final payment obligation. As of January 31, 2026 and January 31, 2025, the outstanding balance under this note was $0 and $1.5 million, respectively.
Note 8 - Loan and Security Agreement
M&T Bank
The Company has a working capital line of credit with M&T Bank for a maximum principal amount of $5.5 million. On August 28, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with M&T Bank (described in more detail below), which extended the maturity of the working capital line to August 8, 2028. The principal outstanding bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of January 31, 2026, and January 31, 2025. All advances under the line of credit are due upon maturity. The outstanding balance on the line of credit was $0 as of both January 31, 2026 and January 31, 2025. During the fiscal years ended January 31, 2026, 2025, and 2024 the Company incurred interest expense of approximately $0, $7 thousand and $47 thousand to M&T Bank for the line of credit agreement, respectively. During the fiscal years ended January 31, 2026, 2025, and 2024 the Company incurred commitment fees of approximately $14 thousand, $14 thousand, and $12 thousand respectively.
On December 29, 2021, the Company entered into a loan with M&T Bank for the original principal amount of $7.5 million, payable in equal monthly principal installments over a 60-month amortization period (the “T&L Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The outstanding balance under the T&L Note accrued interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the T&L Note). If the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.50 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. On September 9, 2025 the Company paid the T&L note in full and as of January 31, 2026, there was no outstanding balance on the T&L Note. As of January 31, 2025, the outstanding balance and unamortized discount of the T&L Note were approximately $2.9 million and $22 thousand, respectively. During the fiscal years ended January 31, 2026, 2025 and 2024, the Company incurred interest expense of approximately $107 thousand, $297 thousand and $450 thousand for the T&L Note.
The Credit Agreement also provides the Company with a $20 million non-revolving line of credit (the “PA Line”). The Company made an initial draw on the PA Line on August 28, 2025, in the amount of $19 million to finance the Crown 1 Acquisition and related expenses. During the year ended January 31, 2026, the Company made a repayment of approximately $13.1 million. The remaining balance of approximately $5.9 million was converted into a 60-month loan (the "Crown Note"), with a maturity date of October 1, 2030. As of January 31, 2026, the outstanding balance and unamortized discount of the Crown Note were approximately $5.6 million and $216 thousand, respectively. The outstanding balance under the Crown Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the Crown Note) as follows; if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.50 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to2.25, 3.00 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.50 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the recited percentage point margin over 0%. During the year ended January 31, 2026, the Company incurred interest expense of approximately $187 thousand.
As of January 31, 2026, the minimum debt repayments are as follows (in thousands):

2027	$1,176
2028	1,176
2029	1,176
2030	1,176
2031	884
Total	$5,588
Note 9 - Concentrations
Revenues and Accounts Receivable
For the year ended January 31, 2026, the Company’s gross revenue was concentrated in two customers that accounted for approximately 38% and 17% of gross revenue, respectively. For the year ended January 31, 2025, the Company’s gross revenue was concentrated in one customer that accounted for approximately 44% of gross sales. For the year ended January 31, 2024, the Company’s gross revenue was concentrated in three customers that accounted for approximately 26%, 11% and 10% of gross sales, respectively.
As of January 31, 2026, two customers represented approximately 35% and 12% of total gross outstanding receivables, respectively. As of January 31, 2025, two customers represented approximately 38% and 16% of total gross outstanding receivables, respectively.

Note 10 - Stockholders’ Equity
Preferred Stock and Series A Preferred Stock
The Company is authorized to issue 20 million shares of preferred stock, $0.00001 par value per share. The Company has designated 120 thousand shares of preferred stock as Series A Convertible Preferred stock. As of January 31, 2026 and 2025, no shares of Series A Convertible Preferred Stock were outstanding.
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
Holders of the Series B Preferred Stock were entitled to receive cumulative cash dividends at an annual rate of eight percent (8%). Holders of the Series B Preferred Stock shall have no voting rights. Each share of Series B Preferred stock shall be convertible, at the option of the holder, into shares of common stock at a rate of one share of Series B Preferred Stock into 15 shares of common stock.
On June 22, 2023, all the holders of the Series B Preferred Stock converted the shares of Series B Preferred Stock into 819 thousand shares of common stock of the Company.
As of both January 31, 2026 and 2025, 0 shares of Series B Preferred Stock were outstanding.
During the fiscal years ended January 31, 2026 and 2025, the Company paid no dividends on Series B Preferred Stock. During the year ended January 31, 2024, the Company paid dividends of approximately $34 thousand, on Series B Preferred Stock.
Restricted Stock Units
The fair value of Restricted Stock Units ("RSUs") is determined based on the closing price of the Company's common stock on the grant date. RSUs generally vest on a graded basis over three to four years of service.
A summary of the status of the Company's RSUs is presented below.

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units – February 1, 2025	367,557	$2.85
Granted	260,178	$7.67
Vested	(177,301)	$2.95
Forfeited	(12,386)	$6.86
Non-vested Restricted Stock Units – January 31, 2026	438,048	$5.56
As of January 31, 2026, there was approximately $1,439 thousand of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 0.88 years. During the fiscal years ended January 31, 2026, 2025, and 2024 the Company recognized stock-based compensation related to RSUs of an aggregate of approximately $771 thousand, $595 thousand, and $279 thousand, respectively, which was recorded to selling, general and administrative expenses or cost of goods sold, depending on the nature of the employee, on the Consolidated Statements of Operations. Of the total 260,178 RSUs issued during the year ended January 31, 2026, 18,000 were issued to members of our Board of Directors, and 242,178 were issued to employees of the Company.

Stock Options
The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2025	103,806	$3.76	8.22	$409
Granted	—	—
Exercised	(32,500)	1.48
Expired/forfeited	0	—
Outstanding – January 31, 2026	71,306	$4.79	7.61	$735
Exercisable – January 31, 2026	38,806	$7.57	8.65	292
During the year ended January 31, 2026, 32,500 options at a weighted average exercise price of $1.48 per share were exchanged for approximately 32,500 shares of common stock. The Company received approximately $48 thousand of proceeds associated with these exercises.
For the fiscal years ended January 31, 2026 and 2025, the Company recognized stock-based compensation related to stock options of an aggregate of approximately $81 thousand and $45 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations. As of January 31, 2026, there was unrecognized stock-based compensation related to stock options of approximately $110 thousand.
Performance stock awards
The following is a summary of the Company's Performance Stock Unit ("PSU") activity:

	PSU(a)	Weighted Average Grant date fair value	Weighted Average Remaining Contractual Life (in years)
Outstanding at February 1, 2025	3,140,000	$3.47	2.06
Granted	602,740	$10.18
Vested	—	$—
Forfeited	—	$—
Outstanding at January 31, 2026	3,742,740	$4.55	2.19
(a) The outstanding PSUs for which the vesting period has not ended as of January 31, 2026, at the maximum award level.
During the year ended January 31, 2026, the Company granted to its Chief Executive Officer PSUs with a target payout of 94,200 shares of common stock. The PSU award is eligible to vest and settle into between 50% and 110% of the target shares based on the Company's actual performance against threshold, target, and maximum adjusted earnings before interest, taxes, depreciation, and amortization. The PSUs were valued at approximately $600 thousand. During the year ended January 31, 2026, the Company also made grants of PSUs with a range of 0 to 500,000 shares, which will vest on January 31, 2029, dependent on various revenue targets. No outstanding PSUs vested in the year ended January 31, 2026. For the fiscal years ended January 31, 2026 and 2025, the Company recognized stock-based compensation related to PSUs of an aggregate of approximately $1.1 million and $438 thousand, respectively, which is included in selling, general and administrative expenses on the accompanying Consolidated Statements of Operations.
Equity Issuances
On September 2, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the purchasers named therein (the “Purchasers”) for the private placement (the “Private Placement”) of approximately 2.7 million shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), at a purchase price of $7.50 per share. The Private Placement resulted in net proceeds of approximately $18.9 million to the Company. The proceeds from the Private Placement were used to pay for expenses related to the acquisition of the Crown 1 Business and repayments of approximately $1.6 million and $13.1 million of the T&L Note and Crown Note, respectively.

During the year ended January 31, 2026, the Company issued approximately 184 thousand shares of common stock of the Company, valued at approximately $1.5 million, in fulfillment of the final payment obligation on the promissory note for the CIF Acquisition.
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
Licensing and Royalty Agreements
The Company has been party to a 50-year Development and License Agreement since 2010. Pursuant to the agreement, we have exclusively licensed certain trade secret recipes, formulas, methods, and ingredients for sauces combined with meatballs and meats in exchange for royalty payments calculated and paid annually based on: 6% of net sales up to $500 thousand; 4% of net sales between $500 thousand and $2.5 million; 2% of net sales between $2.5 million and $20 million; and 1% of net sales in excess of $20 million. The Company must pay a minimum royalty of $125 thousand each year to avoid expiration of its rights under the agreement.
The Company incurred approximately $961 thousand, $679 thousand, and $637 thousand of royalty expenses under the Development and License Agreement for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Royalty expenses are included in selling, general and administrative expenses on the Consolidated Statements of Operations.
Purchase Commitments
In January 2026 the Company entered into one-year purchase commitments to buy between approximately 14.5 million and approximately 16.6 million pounds of chicken, to be delivered in equal weekly installments at agreed-upon pricing formulas. We recognize liabilities for contingencies and commitments when a loss is probable and estimable.

Note 12 –Leases
The Company’s leases consist of office space, manufacturing space and machinery and equipment. The Company determines if an arrangement contains a lease at inception. Right of Use ("ROU") assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate to determine the present value of lease payments.
The Company applies a portfolio approach for certain leases with similar characteristics, primarily related to finance leases, when it reasonably expects that the financial statement effects of applying the guidance to the portfolio would not differ materially from applying the guidance to individual leases. Operating lease liabilities are generally determined using the incremental borrowing rate applicable to the individual lease at the commencement date.
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
During the year ended January 31, 2025, the Company entered into the Fourth Amendment of Lease for its offices at 355 Murray Hill Parkway, East Rutherford, NJ. The amended lease has a termination date of January 31, 2030. The amended lease has monthly rent of approximately $10 thousand to $12 thousand. In accounting for the lease for the year ended January 31, 2025, the Company wrote off its existing ROU asset and lease liability of approximately $124 thousand and recognized a right of use asset of approximately $631 thousand.
During the year ended January 31, 2025, the Company amended and subsequently extended its lease for 25 Branca Road, East Rutherford, NJ twice. The first amended lease had a termination date of August 31, 2024. With the initial amendment of the lease, the Company wrote off approximately $897 thousand of the existing ROU asset and lease liability. On August 21, 2024, the Company amended its lease at 25 Branca Road. The amended lease has monthly rent of approximately $36 thousand until February 28, 2026, with a renewal option to extend the lease until August 31, 2029. The monthly rent during the renewal option ranges from approximately $38 thousand to approximately $42 thousand. As a result of this lease the Company recognized a ROU asset and a lease liability of approximately $615 thousand. In addition, on December 26, 2024, the Company amended the lease again with an effective date of February 1, 2025. This amended lease expanded the space available to the Company, has a monthly rent from approximately $73 thousand to approximately $84 thousand from February 1, 2025 to January 31, 2030, and required an initial direct payment of approximately $200 thousand. During the year ended January 31, 2026, the Company recognized a ROU asset and lease liability of approximately $4.2 million.
As part of the acquisition of the Crown 1 Business, the Company entered into two leases in Bayshore, New York for its manufacturing facility. The first lease has a monthly rent of approximately $49 thousand, increasing over time to approximately $52 thousand, until August, 2029. The lease also contains two five-year renewal options. The Company recognized an ROU asset and a corresponding lease liability of approximately $2.1 million. The second lease has a monthly rent of approximately $3 thousand, increasing over time to approximately $4 thousand, maturing in September, 2027. The Company recognized a ROU asset and a corresponding lease liability of approximately $80 thousand.

The components of lease costs were as follows (in thousands):

	January 31, 2026	January 31, 2025	January 31, 2024
Finance Leases
Depreciation of assets	$334	$386	$257
Interest on lease liabilities	107	115	62
Operating Leases	1,874	709	572

Total net lease cost	$2,315	$1,210	$891
Supplemental balance sheet information related to leases was as follows (in thousands):

	January 31, 2026	January 31, 2025
Operating Leases
Operating lease ROU assets	$7,877	$3,376

Current operating lease liabilities, included in current liabilities	$1,690	$848
Non-current operating lease liabilities, included in long-term liabilities	6,204	2,600
Total operating lease liabilities	$7,894	$3,448

Finance Leases
Property and equipment at cost	$1,853	$2,551
Accumulated depreciation	(780)	(919)
Property and equipment, net	$1,073	$1,632

Current obligations of finance lease liabilities, included in current liabilities	$321	$345
Finance leases, net of current obligations, included in long-term liabilities	878	1,199
Total finance lease liabilities	$1,199	$1,544

Supplemental cash flow and other information related to leases was as follows:

	January 31, 2026	January 31, 2025	January 31, 2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$1,261	$(1,597)	$340
Financing cash flows from finance leases	345	397	272

ROU assets obtained in exchange for lease liabilities (in thousands)
Operating leases	$6,357	$2,119	$-
Finance leases	—	511	1,270

Weighted average remaining lease term (in years)
Operating leases	4.15	5.32	6.57
Finance leases	3.75	4.53	4.49

Weighted average discount rate:
Operating leases	6.41%	6.38%	4.85%
Finance Leases	8.00%	7.74%	6.74%
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2027	$406	$2,145	$2,551
2028	398	2,224	2,622
2029	302	2,252	2,554
2030	179	1,852	2,031
2031	111	283	394
Thereafter	6	236	242
Total undiscounted future lease payments	1,402	8,992	10,394
Less: imputed interest	(203)	(1,098)	(1,301)
Total present value of future lease liabilities	$1,199	$7,894	$9,093
Note 13 - Income Tax Provision
Provision for income taxes for the years ended January 31, 2026, 2025, and 2024 consisted of the following (in thousands):

	January 31, 2026	January 31, 2025	January 31, 2024
Federal
Current	$277	$764	$1,451
Deferred	996	192	251
State and Local
Current	217	(14)	342
Deferred	75	53	(36)
Income tax provision	$1,565	$995	$2,008

Beginning with fiscal year 2026 financial reporting, we adopted ASU 2023-09, "Income Taxes (topic 740): Improvements to Income Tax Disclosures," prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended January 31, 2026, is as follows (in thousands):

	January 31, 2026
Pre-tax book income	$6,851
U.S. federal statutory rate	1,439	21.0%
State income tax, net of federal benefit	130	1.9%
Non-taxable or non-deductible items	215	3.1%
Effect of enacted tax laws and rate changes	22	0.3%
Return to provision and tax account true-up	38	0.6%
Stock-based compensation	(307)	(4.5%)
Taxes not based on income and other, net	28	0.4%
Income tax provision	$1,565	22.8%

As previously disclosed for the fiscal years 2025 and 2024, prior to the adoption of ASU 2023-09, a reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

	Year Ended January 31, 2025	Year Ended January 31, 2024
U.S. federal statutory rate	21.0%	21.0%
State income tax, net of federal benefit	2.1%	3.3%
Adjustments to deferred tax assets	(1.1)%	0.4%
Non-deductible expenses - restricted stock units - vested	(4.9)%	(1.2)%
Non-deductible expenses - section 162(m) adjustment	3.5%	—%
Non-deductible expenses - others	0.2%	—%
Income tax provision	20.8%	23.5%

Cash paid for income taxes, net of refunds, received by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended January 31, 2026 is as follows (in thousands):

Federal	$1,035
State	190
Cash paid for income taxes, net of refunds received	$1,225
The Company is in a taxable income position and had no U.S. federal net operating loss carryforwards (“NOLs”) as of January 31, 2026 and 2025. The Company had state NOL carryforwards of approximately $7.3 million and $8.0 million as of January 31, 2026 and 2025, respectively, which are available to offset future taxable income and begin to expire in 2036.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of January 31, 2026, 2025, and 2024.
The Company evaluated the provisions of ASC 740 "Income Taxes" related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry-forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.
If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest” in the consolidated statements of operations. Penalties would be recognized as a component of “Selling, general and administrative expenses.”
No interest or penalties on unpaid taxes were recorded during the fiscal years ended January 31, 2026, 2025 and 2024. As of January 31, 2026, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.
We are subject to taxation in the United States and various states. As of January 31, 2026, tax years for January 31, 2023, 2024, and 2025 are subject to examination by the tax authorities.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant and wide-ranging changes to the U.S. federal tax system. Key provisions include the restoration of 100% bonus depreciation for certain qualified property and the return to immediate expensing of domestic research and experimental (“R&E”) expenditures.
The legislation also provides transition relief for previously capitalized R&E costs under IRC §174, allowing taxpayers to either immediately deduct remaining unamortized amounts or elect accelerated amortization. In addition, the law reinstates the use of EBITDA-based limitations for business interest expense under IRC §163(j) and makes several business tax provisions permanent. Less favorable provisions include new limitations on the deductibility of charitable corporate contributions.
The enactment of OBBBA resulted in a tax benefit to the Company primarily related to the immediate expensing of previously capitalized R&E costs and the application of 100% bonus depreciation on newly acquired fixed assets. The Company elected to fully deduct the remaining unamortized R&E costs and current-year R&E expenditures in the fiscal year ended January 31, 2026. Additionally, the Company applied 100% bonus depreciation to qualifying assets placed in service during the year.

The components of the Company’s deferred tax assets and liabilities as of January 31, 2026 and 2025 were as follows (in thousands):

Deferred Tax Assets	January 31, 2026	January 31, 2025
Net operating loss carryforwards	$39	$16
Stock-based compensation	468	149
Acquisition costs	181	86
Capitalized start-up and organization costs	1	8
Intangible assets	211	80
Right-of-use lease liability	1,819	802
Inventory	74	53
Bad debt	45	22
Capitalized R&D costs	—	178
Accrued payroll	632	239
Total deferred tax assets	3,470	1,633

Deferred Tax Liabilities
Fixed assets	2,468	590
Right-of-use lease asset	1,815	785
Total deferred tax liabilities	4,283	1,375
Net deferred tax asset	$(813)	$258

Note 14 - Segment Information
For the fiscal years ended January 31, 2026, 2025, and 2024 the Company was managed as a single operating segment. The Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States. The CODM utilizes net income as the primary measure of segment performance and relies on this metric in determining whether to allocate additional resources to the segment or other corporate purposes.
Segment reporting for the fiscal years ended January 31, (in thousands):

	For the Fiscal Years Ended
	January 31, 2026	January 31, 2025	January 31, 2024

Net Sales	$171,714	$123,328	$103,284
Costs of sales	128,668	92,795	72,951
Gross profit	43,046	30,533	30,333
Less: (A)
Research and development	288	455	414
Direct Variable Costs (B)	11,200	7,798	7,161
Other selling, general, and administrative expenses	24,446	17,403	13,868
Total operating expenses	35,934	25,656	21,443
Income from operations	7,112	4,877	8,890
Interest expense	(435)	(477)	(549)
Interest income	211	218	—
Amortization of debt discount	(37)	(16)	(22)
Other income	—	104	27
Income from equity method investment	—	—	223
Income tax provision	(1,565)	(995)	(2,008)
Segment net income	5,286	3,711	6,561
Reconciliation of profit
Adjustments and reconciling items	—	—	—
Consolidated net income	$5,286	$3,711	$6,561

(A) The significant expense categories and amounts align with the information that is regularly provided to the chief operating decision maker.
(B) This category contains commission expenses, royalty expenses, and freight-related expenses.