Form 10-Q
period 2026-04-30
Mama's Creations, Inc.
filed 2026-06-08
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 5, 2026, there were 40,706,667 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	April 30, 2026	January 31, 2026
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$24,412	$19,951
Accounts receivable, net	13,212	13,072
Inventories, net	9,002	9,647
Prepaid expenses and other current assets	2,140	2,411
Total Current Assets	48,766	45,081

Property, plant, and equipment, net	19,122	20,108
Intangible assets, net	2,661	3,090
Goodwill	9,447	9,447
Operating lease right of use assets, net	7,438	7,877
Deposits	95	95
Total Assets	$87,529	$85,698

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$17,940	$17,800
Term loan, net of unamortized debt discount of $205 and $216, respectively	972	960
Operating lease liabilities	1,743	1,690
Finance leases payable	327	321
Total Current Liabilities	20,982	20,771

Term loan – net of current	4,118	4,412
Operating lease liabilities – net of current	5,743	6,204
Deferred tax liability	530	813
Finance leases payable – net of current	794	878
Total long-term liabilities	11,185	12,307

Total Liabilities	32,167	33,078

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 shares issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 40,930,000 and 40,887,000 shares issued as of April 30, and January 31, 2026, respectively, 40,700,000 and 40,657,000 shares outstanding as of April 30, and January 31, 2026, respectively	-	-
Additional paid-in capital	48,005	47,320
Retained earnings	7,507	5,450
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	55,362	52,620
Total Liabilities and Stockholders’ Equity	$87,529	$85,698
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended April 30,
	2026	2025

Net sales	$52,766	$35,255

Costs of sales	40,339	26,071

Gross profit	12,427	9,184

Operating expenses:
Research and development	87	73
Selling, general and administrative expenses	9,676	7,533
Total operating expenses	9,763	7,606

Income from operations	2,664	1,578

Other income (expenses)
Interest expense	(109)	(88)
Interest income	90	30
Amortization of debt discount	(11)	(3)
Total other expenses	(30)	(61)

Net income before income tax provision	2,634	1,517

Income tax expense	(577)	(280)

Net income	$2,057	$1,237

Net income per common share
– basic	$0.05	$0.03
– diluted	$0.05	$0.03

Weighted average common shares outstanding
– basic	40,665	37,597
– diluted	43,321	39,378
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2026 through April 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2026	-	$-	-	$-	40,887	$-	(230)	$(150)	$47,320	$5,450	$52,620

Stock based compensation	-	-	-	-	36	-	-	-	580	-	580

Issuance of common stock for employee compensation					7				105		105

Net income	-	-	-	-	-	-	-	-	-	2,057	2,057

Balance, April 30, 2026	-	$-	-	$-	40,930	$-	(230)	$(150)	$48,005	$7,507	$55,362

For the Period from February 1, 2025 through April 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

Stock based compensation	-	-	-	-	8	-	-	-	305	-	305

Net income	-	-	-	-	-	-	-	-	-	1,237	1,237

Balance, April 30, 2025	-	$-	-	$-	37,834	$-	(230)	$(150)	$25,187	$1,401	$26,438

See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Three Months Ended April 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,057	$1,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,163	554
Amortization of debt discount	11	3
Amortization of right of use assets	439	293
Amortization of intangibles	429	370
Stock-based compensation	580	305
Change in deferred tax asset	(283)	(211)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(140)	2,326
Inventories	645	(470)
Prepaid expenses and other current assets	271	382
Accounts payable and accrued expenses	245	1,473
Operating lease liability	(407)	(257)
Net Cash Provided by Operating Activities	5,010	6,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(177)	(539)
Net Cash Used in Investing Activities	(177)	(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(294)	(503)
Repayment of finance lease obligations	(78)	(102)
Net Cash Used in Financing Activities	(372)	(605)

Net Increase in Cash	4,461	4,861

Cash and cash equivalents at beginning of period	19,951	7,150

Cash and cash equivalents at end of period	$24,412	$12,011

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$5
Interest	$109	$82

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset and lease liability recognized	$-	$4,156
Write-off of right-of-use asset	$-	$451
Issuance of common stock for employee compensation	$105	$-
Receipt of fixed assets for deposits previously paid	$-	$74
See accompanying notes to the Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
April 30, 2026
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
Our subsidiary, T&L Acquisition Corp., is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. does business as T&L Creative Salads (“T&L”) and Olive Branch (“OB”), and offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's Consolidated Financial Statements in an annual report on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of January 31, 2026 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim unaudited Condensed Consolidated Financial Statements in conjunction with the Company's audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2026.
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
Risks and Uncertainties
The Company operates in an industry that is subject to intense competition and changes in consumer demand. The Company’s operations are subject to significant risks and uncertainties including financial and operational risks and the potential risk of business failure.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at April 30, 2026, exceeded insured amounts by approximately $23.1 million. The Company believes it mitigates such risk by having the cash and cash equivalents held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this allowance for credit losses, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The accounts receivable and allowance for credit losses were approximately $13.4 million and $0.2 million, respectively as of April 30, 2026 as compared to $13.3 million and $0.2 million, respectively as of January 31, 2026, and $8.2 million and $0.1 million, respectively as of February 1, 2025. During the three months ended April 30, 2026 and April 30, 2025, the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling price less costs of completion, disposal, and transportation. The cost of inventory is determined on the first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of April 30, 2026 and January 31, 2026, the reserve for obsolete inventory was approximately $133 thousand and $135 thousand, respectively.
Inventories by major category are as follows (in thousands):

	April 30, 2026	January 31, 2026
Raw materials and packaging	$4,776	$3,323
Work in process	929	1,217
Finished goods	3,297	5,107
Total	$9,002	$9,647

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
As of April 30, 2026 and April 30, 2025, there were no impairment losses recognized for goodwill.
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
The Company's financial assets that were accounted for at fair value on a recurring basis as of April 30, 2026 and January 31, 2026 were as follows (in thousands):

	April 30, 2026				January 31, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents	$23,977	$—	$—	$23,977	$19,528	$—	$—	$19,528
Total	$23,977	$—	$—	$23,977	$19,528	$—	$—	$19,528
Research and Development
Research and development is expensed as incurred. Research and development expenses were $87 thousand for the three months ended April 30, 2026, compared to $73 thousand for the three months ended April 30, 2025.
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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of April 30, 2026 and January 31, 2026.

Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	April 30, 2026	April 30, 2025
Gross Sales	$54,616	$37,504
Less: Trade Incentives and Promotions	1,850	2,249
Net Sales	$52,766	$35,255

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three months ended April 30, 2026 and 2025 (in thousands):

	For the Three Months Ended
	April 30, 2026	April 30, 2025
Northeast	$22,505	$9,917
Southeast	12,259	8,508
Midwest	9,096	9,319
West	10,756	9,760
Total gross sales	$54,616	$37,504

Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Advertising expenses were $761 thousand for the three months ended April 30, 2026, compared to $814 thousand for the three months ended April 30, 2025.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock units, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the Condensed Consolidated Statements of Operations over the requisite service period.
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
The Company has granted restricted stock units ("RSUs") that entitle the participant to earn shares of common stock as long as they continuously provide service to the Company through a given date. The Company values RSUs by multiplying the number of underlying shares of common stock by the closing stock price on the date of the grant, and the related expense is recognized ratably over the vesting period of the awards. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	April 30, 2026	April 30, 2025
Numerator:
Net income	$2,057	$1,237
Effect of dilutive securities:	—	—

Diluted net income	2,057	1,237

Denominator:
Weighted average common shares outstanding – basic	40,665	37,597
Dilutive securities (a):
Restricted stock	370	281
Performance stock units	2,237	1,450
Options	49	50

Weighted average common shares outstanding and assumed conversion – diluted	43,321	39,378

Basic net income per common share	$0.05	$0.03

Diluted net income per common share	$0.05	$0.03

(a) – Anti-dilutive securities excluded	—	—
As of April 30, 2026, the Company has approximately 1.6 million performance share units outstanding that are contingently issuable upon achievement of specific performance targets. Because the performance conditions were not met as of the reporting date, these shares were excluded from the calculation of diluted net income per common share.
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
In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05")." ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU during the fiscal year ended January 31, 2026. Upon adoption, the Company elected the practical expedient permitted under the ASU. Because the Company is a public business entity, it did not elect the accounting policy option to incorporate post–balance sheet collection activity. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Note 3 – Property Plant and Equipment, Net:
Property plant and equipment, net, on April 30, 2026 and January 31, 2026 were as follows (in thousands):

	April 30, 2026	January 31, 2026
Machinery and Equipment	$18,640	$18,549
Furniture and Fixtures	630	585
Leasehold Improvements	8,667	8,667
	27,937	27,801
Less: Accumulated Depreciation	8,815	7,693
Total	$19,122	$20,108
Depreciation expense was approximately $1.2 million for the three months ended April 30, 2026, compared to $554 thousand for the three months ended April 30, 2025.

Note 4 – Intangible Assets, Net
Intangible assets, net, consisted of the following at April 30, 2026 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(5,030)	$2,661	2.44
Tradenames and trademarks	79	(79)	—	0.00
Total intangible assets	$7,770	$(5,109)	$2,661
Intangible assets, net consisted of the following at January 31, 2026 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(4,601)	$3,090	2.55
Tradenames and trademarks	79	(79)	—	0.00
Total intangible assets	$7,770	$(4,680)	$3,090
Amortization expense was approximately $429 thousand for the three months ended April 30, 2026, compared to $370 thousand for the three months ended April 30, 2025.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2027 (Remaining)	$1,290
2028	713
2029	255
2030	255
2031	148
Total	$2,661
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	April 30, 2026	January 31, 2026
Trade accounts payable	$11,004	$10,974
Accrued promotions	555	877
Accrued employee compensation	3,863	3,190
Accrued commissions and royalties	1,695	1,854
Other accrued expenses	823	905
Total accounts payable and accrued expenses	$17,940	$17,800
Note 6 – Related Party Transactions
Promissory Notes
Upon consummation of the acquisition of the T&L Creative Salads business in December 2021, the Company executed a $3 million promissory note with the sellers, which consist of Anthony Morello, Jr., President of Creative Salads and Olive Branch, as well as individuals related to Mr. Morello. The promissory note requires annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of April 30, and January 31, 2026, there was no outstanding balance under the note. Interest expense related to this note was approximately $0 for the three months ended April 30, 2026, compared to $7 thousand for the three months ended April 30, 2025.
On June 28, 2023, the Company completed the acquisition of 100% of Chef Inspirational Foods, LLC, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025) and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date (which was made during the year ended January 31, 2026). As of April 30, 2026 and January 31, 2026, there was no balance outstanding on this note.
Lease
The Company leases 20,188 square feet in a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Mr. Morello and various individuals related to Mr. Morello. This lease term is through November 30, 2031, with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and, therefore, excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease was approximately $84 thousand for both the three months ended April 30, 2026 and April 30, 2025.
Note 7 – Loan and Security Agreements
M&T Bank
The Company is party to an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with M&T Bank (“M&T”), which provides an up to $5.5 million working capital line of credit through a maturity date of November 28, 2028. The principal outstanding, if any, bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of April 30, 2026 and January 31, 2026. All advances under the line of credit are due upon maturity. There were no outstanding balances on the line of credit as of April 30, 2026 or January 31, 2026. During the three months ended April 30, 2026 and April 30, 2025, the Company incurred no interest on the working capital line.
The Company was party to a loan with M&T for an original principal amount of $7.5 million, that was originated in December 2021 and subsequently repaid, payable in equal monthly principal installments over a 60-month amortization period (the “T&L Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The outstanding balance under the T&L Note accrued interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the T&L Note). The Company repaid the T&L Note in full during the year ended January 31, 2026. During the three months ended April 30, 2025, the Company incurred interest of approximately $47 thousand.
On October 1, 2025, the Company converted the approximately $5.9 million balance remaining under a non-revolving line of credit with M&T into a promissory note, which is payable in equal monthly principal installments over a 60-month amortization period (the “Crown Note”). All of the proceeds of the initial draw under the non-revolving line of credit were used to fund a portion of the consideration for the acquisition of the Crown 1 business. The outstanding balance under the Crown Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the Crown Note) as follows; if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the stated percentage point margin over 0%. During the three months ended April 30, 2026, the Company incurred interest expense of approximately $85 thousand under the Crown Note.

Note 8 – Concentrations
Revenues
For the three months ended April 30, 2026, one customer accounted for approximately 39% of gross revenue. For the three months ended April 30, 2025, two customers accounted for approximately 36% and 27% of gross revenue, respectively.
Receivables
As of April 30, 2026, one customer represented approximately 27% of the total gross outstanding receivables. As of January 31, 2026, two customers represented approximately 35% and 12% of total gross outstanding receivables, respectively.
Note 9 – Stockholders’ Equity
Restricted Stock Units
RSUs generally vest on a graded basis over three to four years of service. The terms of the RSUs include vesting provisions based on continued service.
The following is a summary of the Company’s RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2026	438,048	$5.56
Granted	99,800	$14.69
Vested	(35,900)	$6.70
Forfeited	-	$-
Outstanding – April 30, 2026	501,948	$7.29
During the three months ended April 30, 2026, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $242 thousand, compared to approximately $152 thousand for the three months ended April 30, 2025. The restricted stock expense was recorded to selling, general and administrative expenses or costs of sales depending on the nature of the related recipient's expense on the Condensed Consolidated Statements of Operations. As of April 30, 2026, there was unrecognized stock-based compensation expense of approximately $2.7 million related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2026	71,306	$4.79	7.86	$413
Granted	-	$-
Exercised	-	$-
Expired/forfeited	-	$-
Outstanding – April 30, 2026	71,306	$4.79	7.36	$670
Exercisable – April 30, 2026	12,935	$7.57	8.40	$257
The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

For the three months ended April 30, 2026, the Company recognized stock-based compensation expense related to options of approximately $19 thousand, compared to approximately $22 thousand for the three months ended April 30, 2025. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. At April 30, 2026, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $90 thousand.
Performance Stock Units
The following is a summary of the Company's Performance Stock Unit ("PSU") activity:

	PSU(a)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at February 1, 2026	3,742,740	$4.55	1.98
Granted	102,150	$14.69
Vested	-	$-
Forfeited	-	$-
Outstanding at April 30, 2026	3,844,890	$4.81	2.01
(a) The outstanding PSUs for which the vesting period has not ended as of April 30, 2026, at the maximum award level.
During the three months ended April 30, 2026, the Company granted to its Chief Executive Officer PSUs with a target payout of 68,600 shares of common stock. The PSU award is eligible to vest and settle into between 50% and 150% of the target shares based on the Company's actual performance against threshold, target, and maximum adjusted EBITDA. The PSUs had a target value of approximately $1 million. No outstanding PSUs vested in the three months ended April 30, 2026. During the three months ended April 30, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $320 thousand, compared to approximately $131 thousand for the three months ended April 30, 2025. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Equity issuances
During the three months ended April 30, 2026, the Company issued 7,200 shares of common stock of the Company, valued at approximately $105 thousand, for employee compensation.

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

The Company incurred approximately $300 thousand of royalty expenses for the three months ended April 30, 2026, compared to $357 thousand for the three months ended April 30, 2025. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
Purchase Commitments
In January 2026 the Company entered into one year purchase commitments to buy between approximately 14.5 million and approximately 16.6 million pounds of chicken, to be delivered in equal weekly installments at agreed-upon pricing formulas. We recognize liabilities for contingencies and commitments when a loss is probable and estimable. No such liability was recognized for these arrangements during the period.
Note 11 –Leases
The Company accounts for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.
We have operating leases for offices and other facilities used for our operations. We also have finance leases relating primarily to machinery and equipment. Our leases have remaining lease terms of approximately 1.2 years to 5.6 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	April 30, 2026	April 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$407	$257
Financing cash flows from finance leases	$78	$102
The following table shows the weighted-average lease term and weighted-average discount rate for the Company's ROU lease assets:

	April 30, 2026	January 31, 2026
Weighted average remaining lease term (in years)
Operating leases	3.91	4.15
Finance leases	3.53	3.75

Weighted average discount rate:
Operating leases	6.39%	6.41%
Finance leases	8.03%	8.00%

Supplemental balance sheet information related to leases was as follows (in thousands):

	April 30, 2026	January 31, 2026
Operating Leases
Operating lease ROU assets	$7,438	$7,877

Current operating lease liabilities, included in current liabilities	$1,743	$1,690
Non-current operating lease liabilities, included in long-term liabilities	5,743	6,204
Total operating lease liabilities	$7,486	$7,894

Finance Leases
Property and equipment at cost	$1,853	$1,853
Accumulated depreciation	(861)	(780)
Property and equipment, net	$992	$1,073

Current obligations of finance lease liabilities, included in current liabilities	$327	$321
Finance leases, net of current obligations, included in long-term liabilities	794	878
Total finance lease liabilities	$1,121	$1,199
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2027 (remaining)	$304	$1,612	$1,916
2028	398	2,224	2,622
2029	302	2,252	2,554
2030	179	1,852	2,031
2031	111	283	394
Thereafter	6	236	242
Total undiscounted future lease payments	1,300	8,459	9,759
Less: imputed interest	(179)	(973)	(1,152)
Total present value of future lease liabilities	$1,121	$7,486	$8,607
Note 12 - Income Tax Provision
The Company’s effective tax rate for the three months ended April 30, 2026 was 21.9%. Differences from the statutory rate primarily relate to state taxes.
As of April 30, 2026, and January 31, 2026, the net deferred tax liability was approximately $530 thousand and $813 thousand, respectively.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of April 30, 2026 or January 31, 2026.

The Company evaluated the provisions of ASC 740, "Accounting for Income Taxes" related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.
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
Note 13 - Segment Information
For the three months ended April 30, 2026 and April 30, 2025 the Company was managed as a single operating segment. The Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the three months ended April 30, (in thousands):

	For the Three Months Ended
	April 30, 2026	April 30, 2025
Net sales	$52,766	$35,255
Costs of sales	40,339	26,071
Gross profit	12,427	9,184
Less: (a)
Research and development	87	73
Direct Variable Costs (b)	3,247	2,433
Other selling, general, and administrative expenses	6,429	5,100
Total operating expenses	9,763	7,606
Income from operations	2,664	1,578
Interest expense	(109)	(88)
Interest income	90	30
Amortization of debt discount	(11)	(3)
Other income	—	—
Income tax expense	(577)	(280)
Segment net income	2,057	1,237
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$2,057	$1,237

(a) The significant expense categories and amounts align with the information that is regularly provided to the Chief Operating Decision Maker.
(b) This category contains commission expenses, royalty expenses, and freight-related expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following management's discussion and analysis should be read in conjunction with our annual report on Form 10-K for the fiscal year ended January 31, 2026, the Condensed Consolidated Financial Statements and notes thereto contained in this report, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to such reports.
Overview
Mama’s Creations, Inc. is a leading marketer, manufacturer, and distributor of fresh deli prepared foods, found in over 12,000 grocery, mass, club and convenience stores nationally. The Company’s broad product portfolio, born from MamaMancini’s rich history in Italian foods, now consists of a variety of high-quality, fresh, clean and easy-to-prepare foods to address the needs of both our consumers and retailers. Our vision is to become a one-stop-shop deli solutions platform, leveraging vertical integration and a diverse family of brands to offer a wide array of prepared foods to meet the changing demands of the modern consumer.
Recent Trends
We continue to monitor commodity costs so that we can purchase ingredients, packaging and other materials required for production. A variety of other factors may impact the cost and availability of raw materials. Although almost all our inputs are sourced domestically and our manufacturing facilities are all in the United States, we continue to expect that recent tariff volatility will have a limited and manageable impact on the Company. We address commodity costs primarily through competitive sourcing procedures and manufacturing and overhead cost control. While certain ingredient costs have recently declined, we continue to face higher fuel and freight expenses as well as rising labor costs, all of which have negatively impacted profitability. The Company looks to offset rising costs through increased efficiencies and price increases to our customers. Market dynamics, promotional incentives, or other factors may cause our pricing actions to lag changes in supply and commodity costs.

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
Forward-looking statements are not guarantees of future performance, and our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include:
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

Results of Operations for the Three Months Ended April 30, 2026 and 2025
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended April 30, 2026 and 2025 (in thousands):

	For the Three Months Ended
	April 30, 2026	April 30, 2025

Net sales	$52,766	$35,255
Costs of sales	40,339	26,071
Gross Profit	12,427	9,184
Operating Expenses	9,763	7,606
Other Expenses, net	(30)	(61)
Income Tax Expense	(577)	(280)
Net Income	$2,057	$1,237
For the three months ended April 30, 2026 and 2025, the Company reported net income of approximately $2.1 million and $1.2 million, respectively. The change in net income between the three months ended April 30, 2026 and 2025 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 50%, to $52.8 million, during the three months ended April 30, 2026, from $35.3 million during the three months ended April 30, 2025. The increase in sales is primarily due to increased velocities of existing items driven by new marketing and trade programs, new customers, and new products associated with product innovation initiatives and the acquisistion of the Crown 1 business in the September 2025.
Costs of sales: Costs of sales increased by approximately 55%, to $40.3 million, or 76% of Net Sales, during the three months ended April 30, 2026, from $26.1 million, or 74% of Net Sales, during the three months ended April 30, 2025. The increase in cost of sales is due to higher sales, partially offset by increased operational efficiencies resulting from increased overhead, labor and procurement efficiencies.
Gross Profit Margin: The gross profit margin was 24% and 26% of Net Sales for the three months ended April 30, 2026 and 2025, respectively. The year-over-year margin rate change was primarily driven by increased labor and overhead associated with new product launches.
Operating Expenses: Operating expenses increased approximately $2.2 million during the three months ended April 30, 2026, as compared to the three months ended April 30, 2025. The change in total operating expenses are primarily attributable to the following:
•Freight-related expenses increased by approximately $0.6 million mainly due to increased sales;
•Payroll and Related Expenses, inclusive of stock-based compensation, increased by approximately $0.6 million mainly due to additional employees associated with the acquisition of the Crown 1 business and variable compensation arrangements;
•Other operating expenses increased by approximately $0.3 million due to additional software and EDI related expenses, travel, and office expenses;
•Insurance related expenses increased by approximately $0.2 million, primarily due to the growth of the Company;
•Professional fees increased by approximately $0.2 million, primarily due to the growth of the Company; and
•Commission and royalty expenses increased by approximately $0.2 million due to increased sales.
Other Expenses, net: Other expenses, net decreased by approximately $31 thousand, to $30 thousand, for the three months ended April 30, 2026, as compared to $61 thousand for the three months ended April 30, 2025. The decrease is primarily due to higher interest income, which is due to a higher average cash balance in the current year period.

Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at April 30, 2026 compared to January 31, 2026 (in thousands):

	April 30, 2026	January 31, 2026	Change
Current Assets	$48,766	$45,081	$3,685
Current Liabilities	20,982	20,771	211
Working Capital	$27,784	$24,310	$3,474
As of April 30, 2026, we had working capital of approximately $27.8 million as compared to working capital of approximately $24.3 million as of January 31, 2026. The increase in working capital is primarily attributable to an increase of cash and cash equivalents of approximately $4.5 million, partially offset by a decrease in inventory of approximately $0.6 million and a decrease in prepaid expenses of approximately $0.3 million.
Cash Flows
The following table summarizes the key components of our cash flows for the three months ended April 30, 2026 and 2025 (in thousands);

	For the Three Months Ended April 30,
	2026	2025

Net Cash Provided by Operating Activities	$5,010	$6,005
Net Cash Used in Investing Activities	(177)	(539)
Net Cash Used in Financing Activities	(372)	(605)
Net Increase in Cash	4,461	4,861
Cash and cash equivalents, beginning of period	19,951	7,150
Cash and cash equivalents, end of period	$24,412	$12,011
Operating activities
Net cash provided by operating activities for the three months ended April 30, 2026 was approximately $5.0 million, which consisted of net income of approximately $2.1 million, non-cash expenses of approximately $2.3 million, and a net positive change in operating assets and liabilities of approximately $0.6 million.
Net cash provided by operating activities for the three months ended April 30, 2025 was approximately $6.0 million, which consisted of net income of approximately $1.2 million, non-cash expenses of approximately $1.3 million, and a net positive change in operating assets and liabilities of approximately $3.5 million.
Investing activities
Net cash used in investing activities for the three months ended April 30, 2026 was approximately $0.2 million and consisted of purchases of fixed assets.
Net cash used in investing activities for the three months ended April 30, 2025 was approximately $0.5 million, and consisted of purchases of fixed assets.
Financing activities
Net cash used in financing activities for the three months ended April 30, 2026 was approximately $0.4 million and consisted of $0.3 million of payments on the Crown Note and approximately $0.1 million payments on finance leases.

Net cash used in financing activities for the three months ended April 30, 2025 was approximately $0.6 million and consisted of approximately $0.5 million of payments of debt and approximately $0.1 million payments on finance leases.
Credit Facility & Indebtedness
As of April 30, 2026, we had no borrowings outstanding under the revolving line of credit available under our Credit Agreement and approximately $5.3 million outstanding under our Crown Note with M&T. The Crown Note has a maturity date of October 1, 2030. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment leases, as discussed in Item 1. Note 7.
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
Critical Accounting Estimates
There have been no material changes to the critical accounting estimates previously described in our Form 10-K for the fiscal year ended January 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative or qualitative disclosures previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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
As of April 30, 2026, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously described in Part I, Item 1A of our Form 10-K for the fiscal year ended January 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
During the three months ended April 30, 2026, the Company did not repurchase any shares of its common stock.
Dividends
The terms of the Crown Note restrict the issuance of cash dividends.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended April 30, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended April 30, 2026, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condense Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: June 8, 2026	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)