Form 10-Q
period 2026-07-31
Mama's Creations, Inc.
filed 2026-09-03
CIK 1520358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended: July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 2, 2026, there were 47,147,469 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	July 31, 2026	January 31, 2026
	(Unaudited)
Assets:

Current Assets:
Cash and cash equivalents	$138,617	$19,951
Accounts receivable, net	12,886	13,072
Inventories, net	10,662	9,647
Prepaid expenses and other current assets	1,651	2,411
Total Current Assets	163,816	45,081

Property, plant, and equipment, net	18,857	20,108
Intangible assets, net	2,221	3,090
Goodwill	9,447	9,447
Operating lease right of use assets, net	6,992	7,877
Deposits	95	95
Total Assets	$201,428	$85,698

Liabilities and Stockholders’ Equity:

Liabilities:
Current Liabilities:
Accounts payable and accrued expenses	$20,525	$17,800
Term loan, net of unamortized debt discount of $193 and $216, respectively	983	960
Operating lease liabilities	1,796	1,690
Finance leases payable	333	321
Total Current Liabilities	23,637	20,771

Term loan – net of current	3,823	4,412
Operating lease liabilities – net of current	5,272	6,204
Deferred tax liability	581	813
Finance leases payable – net of current	709	878
Total long-term liabilities	10,385	12,307

Total Liabilities	34,022	33,078

Commitments and contingencies (Notes 10 and 11)

Stockholders’ Equity:
Series A Preferred stock, $0.00001 par value; 120,000 shares authorized; 23,400 issued, 0 shares outstanding	-	-
Series B Preferred stock, $0.00001 par value; 200,000 shares authorized; 0 shares issued or outstanding	-	-
Preferred stock, $0.00001 par value; 19,680,000 shares authorized; 0 shares issued or outstanding	-	-
Common stock, $0.00001 par value; 250,000,000 shares authorized; 47,375,000 and 40,887,000 shares issued as of July 31, and January 31, 2026, respectively, 47,145,000 and 40,657,000 shares outstanding as of July 31, and January 31, 2026, respectively	-	-
Additional paid-in capital	157,484	47,320
Retained earnings	10,072	5,450
Less: Treasury stock, 230,000 shares at cost	(150)	(150)
Total Stockholders’ Equity	167,406	52,620
Total Liabilities and Stockholders’ Equity	$201,428	$85,698
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2026	2025	2026	2025

Net sales	$54,582	$35,203	$107,348	$70,458

Costs of sales	41,505	26,432	81,844	52,503

Gross profit	13,077	8,771	25,504	17,955

Operating expenses:
Research and development	94	55	181	128
Selling, general and administrative expenses	9,991	7,016	19,667	14,549
Total operating expenses	10,085	7,071	19,848	14,677

Income from operations	2,992	1,700	5,656	3,278

Other income (expenses)
Interest expense	(100)	(77)	(209)	(165)
Interest income	424	25	514	55
Amortization of debt discount	(12)	(3)	(23)	(6)
Total other income (expenses)	312	(55)	282	(116)

Net income before income tax provision	3,304	1,645	5,938	3,162

Income tax expense	(739)	(368)	(1,316)	(648)

Net income	$2,565	$1,277	$4,622	$2,514

Net income per common share
– basic	$0.06	$0.03	$0.11	$0.07
– diluted	$0.06	$0.03	$0.10	$0.06

Weighted average common shares outstanding
– basic	42,736	37,687	41,717	37,643
– diluted	45,319	39,744	44,334	39,708

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands)
For the Period from February 1, 2026 through July 31, 2026

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2026	-	$-	-	$-	40,887	$-	(230)	$(150)	$47,320	$5,450	$52,620

Stock-based compensation	-	-	-	-	36	-	-	-	580	-	580

Issuance of common stock for employee compensation					7				105		105

Net income	-	-	-	-	-	-	-	-	-	2,057	2,057

Balance, April 30, 2026	-	$-	-	$-	40,930	$-	(230)	$(150)	$48,005	$7,507	$55,362

Stock-based compensation	-	-	-	-	23	-	-	-	874	-	874

Exercise of stock options	-	-	-	-	33	-	-	-	48	-	48

Net proceeds from issuance of common stock	-	-	-	-	6,389	-	-	-	108,557	-	108,557

Net income	-	-	-	-	-	-	-	-	-	2,565	2,565

Balance, July 31, 2026	-	-	-	-	47,375	-	(230)	(150)	157,484	10,072	167,406

For the Period from February 1, 2025 through July 31, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance, February 1, 2025	-	$-	-	$-	37,826	$-	(230)	$(150)	$24,882	$164	$24,896

Stock-based compensation	-	-	-	-	8	-	-	-	305	-	305

Net income	-	-	-	-	-	-	-	-	-	1,237	1,237

Balance, April 30, 2025	-	$-	-	$-	37,834	$-	(230)	$(150)	$25,187	$1,401	$26,438

Stock-based compensation	-	-	-	-	11	-	-	-	335	-	335

Exercise of stock options	-	-	-	-	25	-	-	-	37	-	37

Payment of related party debt	-	-	-	-	184	-	-	-	1,500	-	1,500

Net income	-	-	-	-	-	-	-	-	-	1,277	1,277

Balance, July 31, 2025	$—	$—	$—	$—	$38,054	$—	$(230)	$(150)	$27,059	$2,678	$29,587

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For the Six Months Ended July 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,622	$2,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,340	1,137
Amortization of debt discount	23	6
Amortization of right of use assets	885	589
Amortization of intangibles	869	751
Stock-based compensation	1,454	640
Change in deferred tax asset	(232)	(258)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	186	1,391
Inventories	(1,015)	(1,616)
Prepaid expenses and other current assets	760	625
Accounts payable and accrued expenses	2,830	(925)
Operating lease liability	(826)	(520)
Net Cash Provided by Operating Activities	11,896	4,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,089)	(1,053)
Net Cash Used in Investing Activities	(1,089)	(1,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(589)	(891)
Net proceeds from issuance of common stock	108,557	-
Repayment of finance lease obligations	(157)	(193)
Proceeds from exercise of stock options	48	37
Net Cash Provided by (Used in) Financing Activities	107,859	(1,047)

Net Increase in Cash	118,666	2,234

Cash and cash equivalents at beginning of period	19,951	7,150

Cash and cash equivalents at end of period	$138,617	$9,384

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$858	$659
Interest	$208	$152

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Right-of-use asset and lease liability recognized	$-	$4,156
Payment of related party debt	$-	$1,500
Write-off of right-of-use asset	$-	$451
Issuance of common stock for employee compensation	$105	$-
Receipt of fixed assets for deposits previously paid	$-	$74
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

Mama’s Creations, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
July 31, 2026
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
Our subsidiary, T&L Acquisition Corp., is a premier gourmet food manufacturer based in New York. T&L Acquisition Corp. does business as T&L Creative Salads (“T&L”) and Olive Branch (“OB”) and offers a full line of foods for retail food chains and club stores, delis, bagel stores, caterers and provision distributors. Our Creative Salads brand uses high-quality meats, seafood and vegetables, prepared to meet the standards set forth by the USDA and the Food and Drug Administration ("FDA"). Our Olive Branch brand concentrates on selling olives, olive mixes, and savory products to large retail customers, primarily in pre-packaged containers.
Our subsidiary, Crown 1 Foods, Inc. ("Crown"), based in New York, is a full-service food manufacturer of value-added proteins and premium ready-to-heat meals. Crown focuses on claims-driven protein solutions, including distinctive cuts. Crown also is USDA and Safe Quality Food ("SQF") certified and specializes in artisanal vegetable and grain sides and center plate offerings in bulk as well as single-serve solutions.
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
The accompanying unaudited Condensed Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company's Consolidated Financial Statements in an annual report on Form 10-K have been condensed or omitted. The Condensed Consolidated Balance Sheet as of January 31, 2026 has been derived from the audited Consolidated Financial Statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim unaudited Condensed Consolidated Financial Statements in conjunction with the Company's audited Consolidated Financial Statements included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2026.
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
The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the food industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at amortized cost, which approximates fair value due to their short-term nature. The majority of the Company’s cash and cash equivalents are held at one financial institution, which at July 31, 2026, exceeded insured amounts by approximately $137.6 million. The Company believes it mitigates such risk by having the cash and cash equivalents held by a major financial institution.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. Estimated product returns are immaterial. Management assesses the collectability of outstanding customer invoices and maintains an allowance resulting from the expected non-collection of customer receivables. In estimating this allowance for credit losses, management considers factors such as historical collection experience, customer creditworthiness, specific customer risk, and current and expected general economic conditions. Customer balances are written off after all collection efforts are exhausted. The accounts receivable and allowance for credit losses were approximately $13.1 million and $0.2 million, respectively as of July 31, 2026 as compared to $13.3 million and $0.2 million, respectively, as of January 31, 2026, and $8.2 million and $0.1 million, respectively, as of February 1, 2025. During the three and six months ended July 31, 2026 and July 31, 2025, the Company did not write off any accounts deemed uncollectible.
Inventories
The Company values its inventory at the lower of cost or net realizable value (“NRV”). NRV is defined as estimated selling price less costs of completion, disposal, and transportation. The cost of inventory is determined on a first-in, first-out basis. The cost of finished goods inventories includes ingredients, direct labor, freight-in for ingredients, and indirect production and overhead costs. The Company monitors its inventory to identify excess or obsolete items on hand. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. In addition, and as necessary, specific reserves for future known or anticipated events may be established. As of July 31, 2026 and January 31, 2026, the reserve for obsolete inventory was approximately $127 thousand and $135 thousand, respectively.
Inventories by major category are as follows (in thousands):

	July 31, 2026	January 31, 2026
Raw materials and packaging	$3,516	$3,323
Work in process	2,055	1,217
Finished goods	5,091	5,107
Total	$10,662	$9,647

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
As of July 31, 2026 and July 31, 2025, there were no impairment losses recognized for goodwill.
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
Research and Development
Research and development is expensed as incurred. Research and development expenses were $94 thousand and $181 thousand for the three and six months ended July 31, 2026, respectively, compared to $55 thousand and $128 thousand for the three and six months ended July 31, 2025, respectively.
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
The Company promotes its products with trade incentives and promotions. These programs include discounts, slotting fees, coupons, rebates, in-store display incentives and volume-based incentives. The trade incentives and promotions are recorded as a reduction to the transaction price based on amounts estimated as being due to customers at the end of the period. The Company derives these estimates based on historical experience. The Company does not receive a distinct service in relation to the trade incentives and promotions. The Company’s contracts are all short-term in nature; therefore, there are no unsatisfied performance obligations requiring disclosure as of July 31, 2026 and January 31, 2026.

Reductions in the transaction price attributable to items such as slotting fees, sales discounts, and allowances are accounted for as a direct reduction of revenues as follows (in thousands):

	For the Three Months Ended
	July 31, 2026	July 31, 2025
Gross Sales	$56,464	$36,003
Less: Trade Incentives and Promotions	1,882	800
Net Sales	$54,582	$35,203

	For the Six Months Ended
	July 31, 2026	July 31, 2025
Gross Sales	$111,080	$73,507
Less: Trade Incentives and Promotions	3,732	3,049
Net Sales	$107,348	$70,458

Disaggregation of Revenue from Contracts with Customers. The following table disaggregates gross revenue by significant geographic area for the three and six months ended July 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	July 31, 2026	July 31, 2025
Northeast	$20,275	$8,678
Southeast	13,914	9,197
Midwest	13,925	10,656
West	8,350	7,472
Total gross sales	$56,464	$36,003

	For the Six Months Ended
	July 31, 2026	July 31, 2025
Northeast	$42,780	$18,581
Southeast	26,173	17,706
Midwest	23,021	19,989
West	19,106	17,231
Total gross sales	$111,080	$73,507
Costs of Sales
Costs of sales represents costs directly related to the production and manufacturing of the Company’s products.
Advertising
Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred and are included in selling, general and administrative expenses. Advertising expenses were $590 thousand and $1.4 million for the three and six months ended July 31, 2026, respectively, compared to $709 thousand and $1.5 million for the three and six months ended July 31, 2025, respectively.
Stock-Based Compensation
The Company provides compensation benefits in the form of performance stock units, restricted stock units, stock options, and warrants. The cost of the stock-based compensation is recorded at fair value on the date of grant and expensed in the Condensed Consolidated Statements of Operations over the requisite service period.

The Company has granted performance awards in the form of Performance Stock Units ("PSUs") to certain employees. Each PSU award entitles the participant to earn shares of common stock upon the attainment of certain market conditions and/or certain performance goals over the applicable performance period. The recognition of the compensation expense for the performance stock awards is based upon the probable outcome of the market condition and/or performance conditions and is based on the fair value of the award on the date of grant. To determine the value of PSUs with market conditions for stock-based compensation purposes, the Company used a Monte Carlo simulation valuation model. Forfeitures are recognized when they occur. The Company's performance against the defined goals is reevaluated on a quarterly basis throughout the performance period, and the recognition of the compensation expense is adjusted for subsequent changes in the estimated or actual outcome.
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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income per common share (in thousands, except per share data):

	For the Three Months Ended
	July 31, 2026	July 31, 2025
Numerator:
Net income	$2,565	$1,277
Effect of dilutive securities:	—	—

Diluted net income	2,565	1,277

Denominator:
Weighted average common shares outstanding – basic	42,736	37,687
Dilutive securities (a):
Restricted stock	325	312
Performance stock units	2,237	1,690
Options	21	55

Weighted average common shares outstanding and assumed conversion – diluted	45,319	39,744

Basic net income per common share	$0.06	$0.03

Diluted net income per common share	$0.06	$0.03

(a) – Anti-dilutive securities excluded	—	—

	For the Six Months Ended
	July 31, 2026	July 31, 2025
Numerator:
Net income attributable to common stockholders	4,622	2,514
Effect of dilutive securities:	—	—

Diluted net income	$4,622	$2,514

Denominator:
Weighted average common shares outstanding – basic	41,717	37,643
Dilutive securities (a):
Restricted stock	360	323
Options	20	52
Performance stock awards	2,237	1690

Weighted average common shares outstanding and assumed conversion – diluted	44,334	39,708

Basic net income per common share	$0.11	$0.07

Diluted net income per common share	$0.10	$0.06

(a) – Anti-dilutive securities excluded	—	—
As of July 31, 2026, the Company has approximately 1.7 million performance share units outstanding that are contingently issuable upon achievement of specific performance targets. Because the performance conditions were not met as of the reporting date, these shares were excluded from the calculation of diluted net income per common share.
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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05")." ASU 2025-05 provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This authoritative guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this ASU during the fiscal year ended January 31, 2026 on a prospective basis. Upon adoption, the Company elected the practical expedient permitted under the ASU. Because the Company is a public business entity, it did not elect the accounting policy option to incorporate post–balance sheet collection activity. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
Note 3 – Property Plant and Equipment, Net:
Property plant and equipment, net, on July 31, 2026 and January 31, 2026 were as follows (in thousands):

	July 31, 2026	January 31, 2026
Machinery and Equipment	$19,165	$18,549
Furniture and Fixtures	642	585
Leasehold Improvements	8,606	8,667
	28,413	27,801
Less: Accumulated Depreciation	9,556	7,693
Total	$18,857	$20,108
Depreciation expense was approximately $1.1 million and $2.3 million for the three and six months ended July 31, 2026, respectively, compared to $0.6 million and $1.1 million for the three and six months ended July 31, 2025, respectively.
Note 4 – Intangible Assets, Net
Intangible assets, net, consisted of the following at July 31, 2026 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(5,470)	$2,221	2.37
Tradenames and trademarks	79	(79)	—	0.00
Total intangible assets	$7,770	$(5,549)	$2,221
Intangible assets, net consisted of the following at January 31, 2026 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,691	$(4,601)	$3,090	2.55
Tradenames and trademarks	79	(79)	—	0.00
Total intangible assets	$7,770	$(4,680)	$3,090

Amortization expense was approximately $440 thousand and $869 thousand for the three and six months ended July 31, 2026, respectively, compared to $381 thousand and $751 thousand for the three and six months ended July 31, 2025, respectively.
We expect the estimated aggregate amortization expense for each of the succeeding fiscal years to be as follows (in thousands):

2027 (Remaining)	$850
2028	713
2029	255
2030	255
2031	148
Total	$2,221
Note 5 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are composed of the following (in thousands):

	July 31, 2026	January 31, 2026
Trade accounts payable	$15,248	$10,974
Accrued promotions	760	877
Accrued employee compensation	2,075	3,190
Accrued commissions and royalties	1,833	1,854
Other accrued expenses	418	905
Accrued income taxes	191	—
Total accounts payable and accrued expenses	$20,525	$17,800
Note 6 – Related Party Transactions
Promissory Notes
Upon consummation of the acquisition of the T&L Creative Salads business in December 2021, the Company executed a $3.0 million promissory note with the sellers, which consist of Anthony Morello, Jr., President of Creative Salads and Olive Branch, as well as individuals related to Mr. Morello. The promissory note required annual principal payments of $750 thousand, payable on each anniversary of the closing, together with accrued interest at a rate of three and one-half percent (3.5%) per annum. As of July 31, and January 31, 2026, there was no outstanding balance under the note. Interest expense related to this note was $0 for the three and six months ended July 31, 2026, compared to $7 thousand for both the three and six months ended July 31, 2025.
On June 28, 2023, the Company completed the acquisition of 100% of Chef Inspirational Foods, LLC, in accordance with the terms of the Membership Interest Purchase Agreement dated June 28, 2023 by and among the Company, Siegel Suffolk Family, LLC, and R&I Loeb Family, LLC (the “Sellers”) for approximately $3.7 million, including approximately $1.0 million in cash at closing and a $2.7 million promissory note (the "CIF Acquisition"). The promissory note required a principal payment of $1.2 million in cash on the first anniversary of the closing date (which was made during the year ended January 31, 2025) and a payment of $1.5 million in common stock of the Company on the second anniversary of the closing date (which was made during the year ended January 31, 2026). As of July 31, 2026 and January 31, 2026, there was no balance outstanding on this note.
Lease
The Company leases 20,188 square feet in a fully contained facility in Farmingdale, NY from 148 Allen Blvd LLC for production and distribution of Creative Salads and Olive Branch products. 148 Allen Blvd LLC is owned by Mr. Morello and various individuals related to Mr. Morello. This lease term is through November 30, 2031, with the option to extend the lease for two additional ten-year terms with base rent of approximately $20 thousand per month through December 31, 2026, increasing after that date to approximately $24 thousand per month through the end of the initial lease term. The exercise of optional renewal is uncertain and, therefore, excluded from the calculation of the right of use asset. Rent expense and other ancillary charges pursuant to the lease were approximately $83 thousand and $167 thousand for the three and six months ended July 31, 2026, respectively, compared to $84 thousand and $168 thousand for the three and six months ended July 31, 2025.
Note 7 – Loan and Security Agreements
The Company is party to an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with M&T Bank (“M&T”), which provides an up to $5.5 million working capital line of credit through a maturity date of November 28, 2028. The principal outstanding, if any, bears interest at a variable rate per annum based on the Company’s Senior Funded Debt/EBITDA Ratio (as defined in the Credit Agreement), established with respect to the Company as of the date of any advance under the Credit Agreement as follows: if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.25 percentage point(s) above the applicable one-day (i.e. overnight) SOFR (as defined); (ii) greater than 1.50 but less than 2.25, 2.75 percentage points above the one-day SOFR; (iii) less than or equal to 1.50, 2.25 percentage points above the one-day SOFR. The facility is supported by a first priority security interest in all of the Company’s business assets and is further subject to various affirmative and negative financial covenants. The Company was in compliance with the covenants as of July 31, 2026 and January 31, 2026. All advances under the line of credit are due upon maturity. There were no outstanding balances on the line of credit as of July 31, 2026 or January 31, 2026. During the three and six months ended July 31, 2026 and July 31, 2025, the Company incurred no interest on the working capital line.
On October 1, 2025, the Company converted the approximately $5.9 million balance remaining under a non-revolving line of credit with M&T into a promissory note, which is payable in equal monthly principal installments over a 60-month amortization period (the “Crown Note”). All of the proceeds of the initial draw under the non-revolving line of credit were used to fund a portion of the consideration for the acquisition of the Crown 1 business. The outstanding balance under the Crown Note accrues interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the Crown Note) as follows; if the Senior Funded Debt/EBITDA ratio is: (i) greater than 2.25, 3.5 percentage point(s) above the applicable Variable Loan Rate; (ii) greater than 1.50 but less than or equal to 2.25, 3.0 percentage points of the applicable Variable Loan Rate; or (iii) less than or equal to 1.50, 2.5 percentage points above the applicable Variable Loan Rate; provided that in all events the rate shall not be less than the stated percentage point margin over 0%. As of July 31, 2026, the outstanding balance and unamortized discount of the Crown Note was approximately $5.0 million and $193 thousand, respectively. As of January 31, 2026, the outstanding balance and unamortized discount of the Crown Note was approximately $5.6 million and $216 thousand, respectively. During the three and six months ended July 31, 2026, the Company incurred interest expense on this note of approximately $77 thousand and $162 thousand, respectively.
The Company was party to a loan with M&T for an original principal amount of $7.5 million, that was originated in December 2021 and subsequently repaid, payable in equal monthly principal installments over a 60-month amortization period (the “T&L Note”). All of the proceeds of the loan were used to fund a portion of the consideration for the acquisition of the Creative Salads and Olive Branch businesses. The outstanding balance under the T&L Note accrued interest based on the Senior Funded Debt/EBITDA Ratio (as defined in the T&L Note). The Company repaid the T&L Note in full during the year ended January 31, 2026. During the three and six months ended July 31, 2025, the Company incurred interest of approximately $39 thousand and $87 thousand, respectively.
Note 8 – Concentrations
Revenues
For the three months ended July 31, 2026, three customers accounted for approximately 39%, 11%, and 11% of gross revenue. For the three months ended July 31, 2025, one customer accounted for approximately 53% of gross revenue, respectively.
For the six months ended July 31, 2026, two customers accounted for approximately 39% and 11% of gross revenue. For the six months ended July 31, 2025, two customers accounted for approximately 44% and 17% of gross revenue, respectively.
Receivables
As of July 31, 2026, two customers represented approximately 24% and 14% of the total gross outstanding receivables. As of January 31, 2026, two customers represented approximately 35% and 12% of total gross outstanding receivables, respectively.

Note 9 – Stockholders’ Equity
Restricted Stock Units
RSUs generally vest on a graded basis over three to four years of service. The terms of the RSUs include vesting provisions based on continued service.
The following is a summary of the Company’s RSU activity:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units - February 1, 2026	438,048	$5.56
Granted	108,600	$15.01
Vested	(61,235)	$7.39
Forfeited	(3,521)	$6.66
Outstanding – July 31, 2026	481,892	$7.44
During the three and six months ended July 31, 2026, the Company recognized stock-based compensation expense related to restricted stock units of an aggregate of approximately $341 thousand and $583 thousand respectively, compared to approximately $184 thousand and $334 thousand for the three and six months ended July 31, 2025, respectively. The restricted stock expense was recorded to selling, general and administrative expenses or costs of sales depending on the nature of the related recipient's expense on the Condensed Consolidated Statements of Operations. As of July 31, 2026, there was unrecognized stock-based compensation expense of approximately $2.5 million related to future vesting of restricted stock units.
Options
The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding – February 1, 2026	71,306	$4.79	7.61	$735
Granted	-	$-
Exercised	(32,500)	$1.48
Expired/forfeited	-	$-
Outstanding – July 31, 2026	38,806	$7.57	8.15	$421
Exercisable – July 31, 2026	12,935	$7.57	8.15	$140
The Company values stock options using the Black-Scholes option pricing model. The grants are amortized on a straight-line basis over the requisite service period, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.
For the three and six months ended July 31, 2026, the Company recognized stock-based compensation expense related to options of approximately $18 thousand and $37 thousand respectively, compared to approximately $21 thousand and $43 thousand for the three and six months ended July 31, 2025, respectively. The stock-based compensation expense related to the options is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. At July 31, 2026, there was unrecognized stock-based compensation expense related to the issuance of options of approximately $73 thousand.

Performance Stock Units
The following is a summary of the Company's Performance Stock Unit ("PSU") activity:

	PSU(a)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at February 1, 2026	3,742,740	$4.55	2.19
Granted	214,236	$14.86
Vested	-	$-
Forfeited	-	$-
Outstanding at July 31, 2026	3,956,976	$5.10	1.81
(a) The outstanding PSUs for which the vesting period has not ended as of July 31, 2026, at the maximum award level.
During the six months ended July 31, 2026, the Company granted to each of its executive officers and other employees PSUs with an aggregate target payout of 142,824 shares of common stock. Each PSU award is eligible to vest and settle into between 50% and 150% of the target shares based on the Company's actual performance against threshold, target, and maximum Adjusted EBITDA. Adjusted EBITDA represents net income before interest expense (income), income tax expense, depreciation and amortization stock-based compensation expense, and any other non-recurring expenses. The PSUs had aggregate target payout values of approximately $2 million on their respective dates of grant. No outstanding PSUs vested in the three and six months ended July 31, 2026. During the three and six months ended July 31, 2026, the Company recognized stock-based compensation expense related to PSUs of approximately $514 thousand and $834 thousand, respectively, compared to approximately $307 thousand and $131 thousand for the three and six months ended July 31, 2025, respectively. The stock-based compensation expense related to the PSUs is included in selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Equity issuances
During the six months ended July 31, 2026, the Company issued 7,200 shares of common stock of the Company, valued at approximately $105 thousand, for employee compensation. All of the issuance were pursuant to awards granted under the 2021 Incentive Stock and Award Plan.
On July 1, 2026, the Company completed the issuance and sale of 5,555,556 shares of common stock at a price to the public of $18.00 per share, resulting in initial gross proceeds of approximately $100 million. The issuance and sales were pursuant to an underwritten public offering led by William Blair & Company, L.L.C., and D.A. Davidson & Co. On July 9, 2026, the underwriters exercised their overallotment option in full, resulting in the issuance of an additional 833,333 shares of common stock for gross proceeds of approximately $15 million. After deducting offering expenses of approximately $6.4 million, the Company received net proceeds of approximately $108.6 million. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes. The Company may also use a portion of the proceeds for the acquisition of businesses or other assets that the Company believes are complementary to its business, although the Company currently has no agreements or commitments with respect to any such transaction.

The Company recorded the proceeds from the issuances of common stock, net of related issuance costs, as an increase to additional paid-in capital. The issuances of the shares resulted in corresponding increases in cash and cash equivalents.
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
The Company incurred approximately $152 thousand and $452 thousand of royalty expenses for the three and six months ended July 31, 2026 respectively, compared to $126 thousand and $483 thousand for the three and six months ended July 31, 2025, respectively. Royalty expenses are included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
We have operating leases for offices and other facilities used for our operations. We also have finance leases relating primarily to machinery and equipment. Our leases have remaining lease terms of approximately 0.9 years to 5.3 years.
Supplemental cash flow and other information related to leases was as follows (in thousands):

	July 31, 2026	July 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$826	$520
Financing cash flows from finance leases	$157	$193
The following table shows the weighted-average lease term and weighted-average discount rate for the Company's right-of-use ("ROU") lease assets:

	July 31, 2026	January 31, 2026
Weighted average remaining lease term (in years)
Operating leases	3.67	4.15
Finance leases	3.31	3.75

Weighted average discount rate:
Operating leases	6.38%	6.41%
Finance leases	8.07%	8.00%

Supplemental balance sheet information related to leases was as follows (in thousands):

	July 31, 2026	January 31, 2026
Operating Leases
Operating lease ROU assets	$6,992	$7,877

Current operating lease liabilities, included in current liabilities	$1,796	$1,690
Non-current operating lease liabilities, included in long-term liabilities	5,272	6,204
Total operating lease liabilities	$7,068	$7,894

Finance Leases
Property and equipment at cost	$1,853	$1,853
Accumulated depreciation	(943)	(780)
Property and equipment, net	$910	$1,073

Current obligations of finance lease liabilities, included in current liabilities	$333	$321
Finance leases, net of current obligations, included in long-term liabilities	709	878
Total finance lease liabilities	$1,042	$1,199
Maturities of lease liabilities for each of the succeeding fiscal years are as follows (in thousands):

For the fiscal years ended	Finance Leases	Operating Leases	Total Maturities of Lease Liabilities
2027 (remaining)	$203	$1,078	$1,281
2028	398	2,224	2,622
2029	302	2,252	2,554
2030	179	1,852	2,031
2031	111	283	394
Thereafter	6	236	242
Total undiscounted future lease payments	1,199	7,925	9,124
Less: imputed interest	(157)	(857)	(1,014)
Total present value of future lease liabilities	$1,042	$7,068	$8,110
Note 12 - Income Tax Provision
The Company’s effective tax rate for the three and six months ended July 31, 2026 was 22.4% and 22.2% respectively. Differences from the statutory rate primarily relate to state taxes.
As of July 31, 2026, and January 31, 2026, the net deferred tax liability was approximately $581 thousand and $813 thousand, respectively.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation of taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. There was no valuation allowance on the Company's deferred tax assets as of July 31, 2026 or January 31, 2026.

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
Note 13 - Segment Information
For the three and six months ended July 31, 2026 and July 31, 2025 the Company was managed as a single operating segment. The Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), reviews financial information on an aggregate basis for purposes of allocating resources and assessing financial performance, as well as for making strategic operational decisions and managing the organization. As such, the Company has one reportable segment. Additionally, all of the Company’s assets are maintained in the United States.
Segment reporting for the three and six months ended July 31, (in thousands):

	For the Three Months Ended
	July 31, 2026	July 31, 2025
Net sales	$54,582	$35,203
Costs of sales	41,505	26,432
Gross profit	13,077	8,771
Less: (a)
Research and development	94	55
Direct Variable Costs (b)	3,298	1,992
Other selling, general, and administrative expenses	6,693	5,024
Total operating expenses	10,085	7,071
Income from operations	2,992	1,700
Interest expense	(100)	(77)
Interest income	424	25
Amortization of debt discount	(12)	(3)
Income tax expense	(739)	(368)
Segment net income	2,565	1,277
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$2,565	$1,277

	For the Six Months Ended
	July 31, 2026	July 31, 2025
Net sales	$107,348	$70,458
Costs of sales	81,844	52,503
Gross profit	25,504	17,955
Less: (a)
Research and development	181	128
Direct Variable Costs (b)	6,545	4,425
Other selling, general, and administrative expenses	13,122	10,124
Total operating expenses	19,848	14,677
Income from operations	5,656	3,278
Interest expense	(209)	(165)
Interest income	514	55
Amortization of debt discount	(23)	(6)
Income tax expense	(1,316)	(648)
Segment net income	4,622	2,514
Reconciliation of profit
Adjustments and reconciling items	—	—
Consolidated net income	$4,622	$2,514

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

Results of Operations for the Three Months Ended July 31, 2026 and 2025
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the three months ended July 31, 2026 and 2025 (in thousands):

	For the Three Months Ended
	July 31, 2026	July 31, 2025

Net sales	$54,582	$35,203
Costs of sales	41,505	26,432
Gross Profit	13,077	8,771
Operating Expenses	10,085	7,071
Other Income (expense), net	312	(55)
Income Tax Expense	(739)	(368)
Net Income	$2,565	$1,277
For the three months ended July 31, 2026 and 2025, the Company reported net income of approximately $2.6 million and $1.3 million, respectively. The change in net income between the three months ended July 31, 2026 and 2025 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 55%, to $54.6 million, during the three months ended July 31, 2026, from $35.2 million during the three months ended July 31, 2025. The increase in sales is primarily due to increased velocities of existing items driven by new marketing and trade programs, the introduction of new products into existing customers, new customers, and the acquisition of the Crown 1 business in September 2025.
Costs of sales: Costs of sales increased by approximately 57%, to $41.5 million, or 76% of Net Sales, during the three months ended July 31, 2026, from $26.4 million, or 75% of Net Sales, during the three months ended July 31, 2025. The increase in costs of sales is due to higher sales, partially offset by increased operational efficiencies resulting from increased overhead, labor and procurement efficiencies.
Gross Profit Margin: The gross profit margin was 24% and 25% of Net Sales for the three months ended July 31, 2026 and 2025, respectively. The year-over-year margin rate change was primarily driven by increased labor and overhead associated with new product launches, as well as increased promotional activity to support new customers and new product introductions.
Operating Expenses: Operating expenses increased approximately $3.0 million during the three months ended July 31, 2026, as compared to the three months ended July 31, 2025. The change in total operating expenses are primarily attributable to the following:
•Payroll and Related Expenses, inclusive of stock-based compensation, increased by approximately $1.3 million, primarily related to new hires and variable compensation arrangements;
•Commission and royalty expenses increased by approximately $0.7 million due to increased sales.
•Freight-related expenses increased by approximately $0.6 million mainly due to increased sales;
•Other operating expenses increased by approximately $0.3 million due to additional software and EDI-related expenses, travel, and office expenses;
•Insurance-related expenses increased by approximately $0.2 million, primarily due to the growth of the Company; and
•Professional fees decreased by approximately $0.1 million, primarily due to lower corporate activity.
Other Income, net: Other income, net increased by approximately $367 thousand, to $312 thousand, for the three months ended July 31, 2026, as compared to an expense of $55 thousand for the three months ended July 31, 2025. The increase is primarily due to higher interest income, which is due to a higher average cash balance in the current year period.

Results of Operations for the Six Months Ended July 31, 2026 and 2025
The following table sets forth the summary of the Condensed Consolidated Statements of Operations for the six months ended July 31, 2026 and 2025 (in thousands):

	For the Six Months Ended
	July 31, 2026	July 31, 2025

Net Sales	$107,348	$70,458
Costs of Sales	81,844	52,503
Gross Profit	25,504	17,955
Operating Expenses	19,848	14,677
Other Income (expense), net	282	(116)
Income Tax Expense	(1,316)	(648)
Net Income	$4,622	$2,514
For the six months ended July 31, 2026 and 2025, the Company reported net income of approximately $4.6 million and $2.5 million, respectively. The change in net income between the six months ended July 31, 2026 and 2025 is due to the changes in net sales, costs of sales and operating expenses described below.
Net sales: Net Sales increased by approximately 52%, to $107.3 million, during the six months ended July 31, 2026, from $70.5 million during the six months ended July 31, 2025. The increase in sales is primarily due to volume gains, which were driven by new products sold into existing customers, successful trade and marketing promotions, which drove velocity acceleration of existing products, and initial entry into new customers, as well as the acquisition of the Crown 1 business in September 2025.
Costs of sales: Costs of sales increased by approximately 56%, to $81.8 million, or 76% of Net Sales, during the six months ended July 31, 2026, from $52.5 million, or 75% of Net Sales, during the six months ended July 31, 2025. The increase in costs of sales is due to higher sales volume, partially offset by increased operational efficiencies driven by increased overhead, labor, and procurement efficiencies.
Gross Profit Margin: The gross profit margin was 24% and 25% for the six months ended July 31, 2026 and 2025, respectively. The year-over-year margin rate change was driven by increased promotional activity to support new customers and new product introductions as well as increased commodity costs, partially offset by overhead, labor and procurement efficiencies.
Operating Expenses: Operating expenses increased approximately $5.2 million during the six months ended July 31, 2026, as compared to the six months ended July 31, 2025. The change in total operating expenses is primarily attributable to the following:
•Payroll and Related Expenses, inclusive of stock-based compensation, increased by approximately $2.0 million, primarily related to new hires and variable compensation arrangements;
•Freight-related expenses increased by approximately $1.3 million primarily due to increased sales;
•Commission and royalty expenses increased by approximately $0.9 million due to increased sales;
•Other operating expenses increased by approximately $641 thousand due to additional travel, IT, and office expenses;
•Insurance-related expenses increased by approximately $399 thousand, primarily due to the growth of the Company; and
•Advertising expenses decreased by approximately $172 thousand due to new marketing strategies and increased investment in trade promotions.
Other Income, net: Other income, net increased by approximately $398 thousand, to $282 thousand, for the six months ended July 31, 2026, as compared to an expense of $116 thousand for the six months ended July 31, 2025. The increase is primarily due to higher interest income, which is due to a higher cash and cash equivalents balance.

Liquidity and Capital Resources
We finance our operations with internally generated funds, supplemented by credit arrangements with third parties and, potentially, capital market financing.
Working Capital
The following table summarizes total current assets, liabilities and working capital at July 31, 2026 compared to January 31, 2026 (in thousands):

	July 31, 2026	January 31, 2026	Change
Current Assets	$163,816	$45,081	$118,735
Current Liabilities	23,637	20,771	2,866
Working Capital	$140,179	$24,310	$115,869
As of July 31, 2026, we had working capital of approximately $140.2 million as compared to working capital of approximately $24.3 million as of January 31, 2026. The increase in working capital is primarily attributable to an increase of cash and cash equivalents of approximately $118.7 million, which was primarily driven by the July 2026 capital raise and cash flows generated from operations.
Cash Flows
The following table summarizes the key components of our cash flows for the six months ended July 31, 2026 and 2025 (in thousands);

	For the Six Months Ended July 31,
	2026	2025

Net Cash Provided by Operating Activities	$11,896	$4,334
Net Cash Used in Investing Activities	(1,089)	(1,053)
Net Cash Provided by (Used in) Financing Activities	107,859	(1,047)
Net Increase in Cash	118,666	2,234
Cash and cash equivalents, beginning of period	19,951	7,150
Cash and cash equivalents, end of period	$138,617	$9,384
Operating activities
Net cash provided by operating activities for the six months ended July 31, 2026 was approximately $11.9 million, which consisted of net income of approximately $4.6 million, non-cash expenses of approximately $5.3 million, and a net positive change in operating assets and liabilities of approximately $1.9 million.
Net cash provided by operating activities for the six months ended July 31, 2025 was approximately $4.3 million, which consisted of net income of approximately $2.5 million, non-cash expenses of approximately $2.9 million, and a net negative change in operating assets and liabilities of approximately $1.0 million.
Investing activities
Net cash used in investing activities for the six months ended July 31, 2026 was approximately $1.1 million and consisted of purchases of fixed assets.
Net cash used in investing activities for the six months ended July 31, 2025 was approximately $1.1 million and consisted of purchases of fixed assets.
Financing activities
Net cash provided by financing activities for the six months ended July 31, 2026 was approximately $107.9 million and primarily consisted of proceeds from the sale of common stock of approximately $108.6 million, net of offering expenses.

Net cash used in financing activities for the six months ended July 31, 2025 was approximately $1.0 million and consisted of approximately $0.9 million of payments of debt and approximately $0.2 million of payments on finance leases.
Credit Facility & Indebtedness
As of July 31, 2026, we had no borrowings outstanding under the revolving line of credit available under our Credit Agreement and approximately $5.0 million outstanding under our Crown Note with M&T. The Crown Note has a maturity date of October 1, 2030. We also have operating leases for offices and other facilities used for our operations and finance leases comprised primarily of machinery and equipment leases, as discussed in Item 1. Note 11.
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
As of July 31, 2026, we evaluated, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
We may be unable to successfully integrate the Crown I Carve Out Business into our business or achieve the anticipated benefits or synergies of the Crown I Acquisition.

On September 2, 2025, Crown 1 Foods, Inc., a Nevada corporation and wholly owned subsidiary of the Company, acquired substantially all of the assets of Crown I Enterprises, Inc. (the “Crown I Carve Out Business,” and such acquisition, the “Crown I Acquisition”). Our ability to achieve the anticipated benefits or synergies of the Crown I Acquisition will depend in part upon whether we can integrate the Crown I Carve Out Business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully.

In addition, any potential unknown liabilities, liabilities that are significantly larger than we currently anticipate, and unforeseen increased expenses or delays associated with the Crown I Acquisition, including cash costs of integration, may exceed what we currently anticipate. Any one of these factors could result in increased costs, decreased benefits, and diversion of management’s attention, which could materially impact our business, financial condition, and results of operations. In addition, even following successful integration, the anticipated benefits or synergies of the Crown I Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Challenges identifying, completing, or integrating acquisitions could hinder our growth and profitability.

We periodically pursue acquisitions of businesses’ assets as part of our strategy to expand our operations and enhance profitability. This strategy focuses on identifying companies with manufacturing capabilities or product portfolios that complement our existing operations. Although we routinely evaluate potential acquisition opportunities, there is no assurance that we will identify suitable targets, reach agreements on acceptable terms, or successfully integrate any acquisitions we complete.

Our acquisition strategy involves significant risks and uncertainties. Competitive dynamics may increase purchase prices or limit our ability to complete transactions. We may lack the financial resources required for future acquisitions, or we may inaccurately assess a target’s value or fail to identify certain risks and liabilities. Acquisitions can also divert management’s attention from ongoing operations, place additional demands on our personnel, increase our leverage, or dilute existing stockholders.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
During the three months ended July 31, 2026, the Company did not repurchase any shares of its common stock.
Dividends
The terms of the Crown Note restrict the issuance of cash dividends.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended July 31, 2026, no director or executive officer adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

3.5	Series B Preferred Stock Certificate of Designation (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-3 filed on June 2, 2023).
3.6	Second Amended and Restated Bylaws of Mama’s Creations, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023).
10.1* †	Form of Performance-Based Restricted Stock Unit Award Agreement under 2021 Incentive Stock and Award Plan
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements from the quarterly report on Form 10-Q for the quarter ended July 31, 2026, as filed with the Securities and Exchange Commission, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condense Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements, and (vi) the information set forth in Part II, Item 5
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.
† Denotes management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAMA’S CREATIONS, INC.

Date: September 3, 2026	By:	/s/ Adam L. Michaels
	Name:	Adam L. Michaels
	Title:	Chief Executive Officer
(Duly Authorized Officer)

Date: September 3, 2026	By:	/s/ Anthony Gruber
	Name:	Anthony Gruber
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)